Form 10-Q
period 2004-06-30
NETLOGIC MICROSYSTEMS INC
filed 2004-08-20
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-50838

NETLOGIC MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0455244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Charleston Rd.

Mountain View, CA 94043

(650) 961-6676

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 17,577,072 as of August 17, 2004.

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: INTERIM FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NETLOGIC MICROSYSTEMS, INC

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$21,222	$13,155
Restricted cash	—	5,000
Short-term investments	574	2,995
Accounts receivable, net	2,414	4,062
Inventories	8,751	3,584
Prepaid expenses and other current assets	3,849	560

Total current assets	36,810	29,356
Property and equipment, net	1,841	2,031
Other assets	488	457

Total assets	$39,139	$31,844

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Revolving line of credit	$10,470	$9,910
Accounts payable	8,989	3,581
Accrued liabilities	4,512	8,118
Deferred revenue	—	500
Capital lease obligations, current	202	351
Convertible promissory notes	5,189	—

Total current liabilities	29,362	22,460
Capital lease obligations, long-term	274	135

Total liabilities	29,636	22,595

Commitments and contingencies (Note 10)

Redeemable Convertible Preferred Stock:	91,600	91,600

Stockholders' (deficit) equity:
Common stock	41	36
Additional paid-in capital	20,094	10,686
Notes receivable from stockholders	(1,236)	(1,620)
Deferred stock-based compensation	(5,527)	(4,300)
Accumulated deficit	(95,469)	(87,153)

Total stockholders' (deficit) equity	(82,097)	(82,351)

Total liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity	$39,139	$31,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETLOGIC MICROSYSTEMS, INC

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Product revenue	$11,250	$1,699	$19,015	$2,512
License and engineering service revenue	626	3,005	1,128	3,005

Total revenue	11,876	4,704	20,143	5,517

Cost of revenue
Cost of product revenue	6,335	1,109	11,905	1,767
Cost of license and engineering service revenue	—	3	—	3

Total cost of revenue	6,335	1,112	11,905	1,770

Gross profit	5,541	3,592	8,238	3,747

Operating expenses
Research and development	4,390	4,035	8,474	7,712
Sales, general and administrative	1,616	1,040	3,160	2,055
Stock-based compensation	1,273	495	3,526	812

Total operating expenses	7,279	5,570	15,160	10,579

Loss from operations	(1,738)	(1,978)	(6,922)	(6,832)

Interest income	78	109	113	234
Interest expense	(1,224)	(31)	(1,432)	(61)
Other income (expense), net	(28)	(16)	(76)	(50)

Net loss	$(2,912)	$(1,916)	$(8,317)	$(6,709)

Net loss per common share; basic and diluted	$(0.78)	$(0.59)	$(2.30)	$(2.04)

Weighted average number of shares in per share calculation; basic and diluted	3,742	3,241	3,611	3,282

(1) Cost of product revenue includes stock-based compensation	(16)	25	101	60
(2) Operating expense line item detail excludes stock based compensation:
Research and development	562	339	1,433	527
Sales, general and administrative	711	156	2,093	285

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETLOGIC MICROSYSTEMS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(8,317)	$(5,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	1,011
Issuance of stock options for services	—	3
Issuance of warrants in conjunction with bridge loan	223	—
Non Cash interest expense	984	13
Provision for allowance for doubtful accounts	174	12
Amortization of deferred stock compensation	3,627	—
Change in current assets and liabilities:
Accounts receivables, gross	1,474	(135)
Inventory	(5,167)	(989)
Prepaid expenses and other assets	(3,320)	(678)
Accounts payable	5,408	(1,366)
Accrued liabilities	(3,606)	(119)
Deferred revenue	(500)	(550)

Net cash used in operating activities	(8,178)	(8,635)

Cash flows from investing activities:
Purchase of property and equipment	(652)	(722)
Purchase of short-term investments, net	2,421	(4,069)
Restricted Cash	5,000	—

Net cash (used in)/provided by investing activities	6,769	(4,791)

Cash flows from financing activities:
Proceeds from convertible note	7,650	—
Principal payments on capital lease obligations	(10)	(32)
Purchase of restricted Common Stock for cash	—	(48)
Proceeds from issuance of Common Stock	895	33
Proceeds from payment of notes receivable from stockholders	382	47
Proceeds from notes payable and lines of credit	560	661
Repayment of notes payable and lines of credit	—	(607)

Net cash provided by financing activities	9,477	54

Net increase (decrease) in cash and cash equivalents	8,067	(13,372)
Cash and cash equivalents at beginning of period	13,155	37,881

Cash and cash equivalents at end of period	$21,222	$24,509

Supplemental disclosures of cash flow information:
Cash paid for interest	$68	$43

Supplemental disclosures of non-cash investing & financing activities:
Acquisition of property and equipment under capital leases	$286	$—

Repurchase of restricted Common Stock through cancellation of stockholders' note	$2	$111

Issuance of warrants in connection with lines of credit	$224	$17

Beneficial conversion feature of convertible notes	$2,466	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NetLogic Microsystems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of NetLogic Microsystems, Inc. (“we,” “our” and the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Significant Accounting Policies

Revenue Recognition

We derive revenue mainly from product sales and, to a lesser extent, from engineering services.

Revenue from product sales is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer supports, additional products or enhancements. The customers have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

From time to time, we perform engineering services for third parties. Engineering service revenue is recognized as services are preformed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

In 2002, we entered into a license and technology transfer agreement with Micron Technology, which was subsequently amended in May 2003. Under the terms of the agreement, we are entitled to receive payments related to the licensing of certain technology and completion of certain milestones. Revenue related to the licensing of our technology was recognized upon signing the amended agreement as the technology had been delivered, the price was fixed and all of our obligations had been met. Revenue related to milestone payments is recognized when due upon completion of the milestones.

3. Stock-Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and the related interpretation, Financial Accounting Standards Board Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation.”

We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

The following table illustrates the effect on our net loss as if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share data):

		Three months ended June 30,		Six months ended June 30,
		2004	2003	2004	2003
Net loss - as reported		$(2,912)	$(1,916)	$(8,317)	$(6,709)
Add:	Stock-based employee compensation expense included in reported net loss	1,257	520	3,627	872
Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards	(1,426)	(714)	(3,857)	(1,117)

Net loss - pro forma		$(3,081)	$(2,110)	$(8,547)	$(6,954)

Net loss per common share (basic and diluted):

As reported		$(0.78)	$(0.59)	$(2.30)	$(2.04)
Pro forma		$(0.82)	$(0.65)	$(2.37)	$(2.12)

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Under SFAS No. 123 and EITF 96-18, equity instruments issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. We believe that the fair value of the equity instruments is more reliably measured than the fair value of the services received. The fair value of each non-employee equity instrument is remeasured at each period until a commitment date is reached, which is generally the vesting date.

Fair value disclosures

We calculated the fair value of each option grant on the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.62%	1.95%	2.70%-3.62%	1.95%-2.79%
Expected life of options (in years)	4 years	4 years	4 years	4 years
Expected dividend yield	—	—	—	—
Volatility	80%	—	0%-80%	—

The weighted average fair value of employee stock option grants was $3.25 and $2.00 for the three months ended June 30, 2004 and 2003, respectively, and $6.41 and $2.00 for the six months ended June 30, 2004 and 2003, respectively.

4. Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and preferred stock using the as-if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss: basic and diluted	$(2,912)	$(1,916)	$(8,317)	$(6,709)
Denominator:
Weighted-average common shares outstanding	4,104	3,576	3,973	3,617
Less: unvested common shares subject to repurchase	(362)	(335)	(362)	(335)
Total shares: basic and diluted	3,742	3,241	3,611	3,282

For the three and six months ended June 30, 2004, employee stock options to purchase 1.5 million shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

5. Cash, Cash Equivalents and Short-term Investments

Short-term investments comprise primarily debt instruments that have been classified as available-for-sale. Short-term investments are carried at their fair market value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in income. Short-term investments at June 30, 2004 and December 31, 2003, were acquired at an aggregate cost of $0.6 million and $3.0 million, respectively. Realized and unrealized gains and losses at June 30, 2004 and December 31, 2003 were not material.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Cash and cash equivalents
Cash and money market funds	$19,822	$12,905
Commercial paper	1,400	250

	$21,222	$13,155

Short-term investments:
U.S. Government debt securities	$574	$2,995

6. Inventories (in thousands)

	June 30, 2004	December 31, 2003
Inventories
Finished goods	$2,152	$229
Work-in-progress	6,599	3,355

	$8,751	$3,584

7. Product Warranties

We provide a limited warranty on our products for one year from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes the activity related to the product warranty liability during the six months ended June 30, 2004 (in thousands):

Liability Debit/(Credit)
Balance at January 1, 2004	$1,051
Accruals for warranties during the period	—
Settlements made (in cash or in kind) during the period	(335)

Balance at March 31, 2004	716
Accruals for warranties during the period	—
Settlements made (in cash or in kind) during the period	—
Other adjustments	(65)

Balance at June 30, 2004	$651

8. Notes Payable

In October 2003, we entered into an agreement with Silicon Valley Bank to establish a working capital and accounts receivable line of credit (the “Working Capital Line”), which enabled us to borrow up to $4.5 million for working capital purposes and up to $3.0 million based on certain outstanding accounts receivable balances. All borrowings were collateralized by substantially all of our assets, excluding intellectual property. The terms of the loan required $5.0 million to be on deposit with the bank and this amount is included as restricted on the balance sheet at December 31, 2003. The Working Capital Line bore interest at the bank’s prime rate (4% at December 31, 2003) plus one-quarter of one percent or 4.25%, whichever is higher.

In October 2003, in connection with the Working Capital Line, we issued the bank a warrant to purchase 49,000 shares of the Company’s Series E Redeemable Convertible Preferred Stock at $4.88 per share. The warrant expires seven years from the warrant issuance date. The warrant remains outstanding as of June 30, 2004. The fair value of the warrants of $182,000 is being amortized as interest expense over the 24-month period of the line of credit arrangement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 5.0%, a life equal to the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share.

In March 2004, we amended the Working Capital Line. The initial terms of the amended agreement allowed us to borrow up to $4.5 million for working capital purposes to the extent we have cash, cash equivalents and short-term investments in the custody of the bank. In December 2003, the borrowing limit was temporarily increased to $7.5 million decreasing back to $4.5 million in January 2004. The portion of the original facility that was available based on certain accounts receivable balances was replaced by an Accounts Receivable Financing facility, which allowed us to borrow up to $10.0 million based on a percentage of certain customer purchase orders and accounts receivable balances. At June 30, 2004, $10.0 million was available under this facility and $6.0 million was drawn, and $4.5 million was drawn under the Working Capital Line. The Working Capital Line was collateralized by substantially all of our assets, bore initial interest at the bank’s prime rate (4.0% at June 30, 2004) plus one percent or 5.0%, whichever is higher, and contained new tangible net worth and other financial covenants.

In March 2004, in connection with the amendment to the Working Capital Line, we issued the bank a warrant to purchase 62,000 shares of our Series E Redeemable Convertible Preferred Stock at $4.88 per share. The warrant expires seven years from the warrant issuance date. The warrant remains outstanding at June 30, 2004. The fair value of the warrant of $223,000 is being amortized as interest expense over the remaining 18-month life of the agreement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 3.49%, the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share.

9. Convertible Promissory Notes

On March 18, 2004, we issued $7.7 million in convertible promissory notes bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share. The convertible promissory notes were issued to existing stockholders, directors and management. Except as described below, the promissory notes were convertible at a conversion price of $3.25 at the option of the holder in March 2005 into approximately 2.6 million shares of Series D Redeemable Convertible Preferred Stock, if not earlier repaid. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature for $2.5 million. The warrants had a fair value of $1.0 million, estimated using the Black-Scholes valuation model, with a risk-free interest rate of 2.44%, a four-year life of the warrants, expected dividend yield of zero, volatility of 90% and a fair value of $3.55. The beneficial conversion feature and the fair value of the warrants are reflected as a discount to the promissory notes. Both the beneficial conversion feature and the warrants are being charged to interest expense over the term of the notes.

The promissory notes and accrued interest were required to be repaid without penalty within thirty days following the closing of an initial public offering of our common stock, which repayment occurred between July 16th and July 20th, 2004.

10. Commitments and Contingencies

Leases

We lease office space and equipment under noncancelable operating and capital leases with various expiration dates through 2006. Rent expense for the three months ended June 30, 2004 and 2003, respectively, was $88,500 and $86,000, and for the six months ended June 30, 2004 and 2003, respectively, was $153,000 and $196,000. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

Purchase Commitments

At June 30, 2004, we had approximately $5.9 million in non-cancelable purchase commitments with suppliers. We have recorded a liability of $229,000 for adverse purchase commitments related to a portion of these commitments as the estimated cost to complete the manufacture of these wafers into finished goods exceeded the selling price.

Contingencies

We may be party to claims and litigation proceedings arising from time to time in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that these matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations. There can be no assurance that any such matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring royalty payments in the future, which may adversely impact gross margins.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of our products, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of each of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

11. Related Party Transactions

As of July 1, 2004, we lease our facilities in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which is currently a holder of more than 5.0% of our voting securities. Prior to this date, we subleased a facility from a lessee of this affiliate and, for the six months ended June 30, 2004, we paid aggregate lease payments of approximately $115,000 under the terms of the sublease.

12. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the comparative second quarters for 2004 and 2003 and for the first six months of 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
North America	$11,360	$4,391	$18,953	$5,100
Asia	268	95	625	112
Europe	248	218	565	305

Total	$11,876	$4,704	$20,143	$5,517

The following table summarizes the revenue from customers representing in excess of 10% of the total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer A	68.8%	3.8%	63.3%	4.9%
Customer B	5.3%	63.8%	5.6%	54.4%
Customer C	7.9%	8.6%	9.0%	10.9%

13. Recent Accounting Pronouncements

EITF 03-01—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues

In March 2004, the Emerging Issues Task Force (“EITF”) amended and ratified previous consensus reached on EITF 03-01, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management’s intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our consolidated results of operations.

14. Subsequent Events

Initial Public Offering

On July 8, 2004, the Securities and Exchange Commission declared effective our registration statement, which we filed on Form S-1 under the Securities Act of 1933 in connection with an initial public offering of our common stock. Under this registration statement, we registered 5,775,000 shares of our common stock, excluding shares subject to the underwriters’ overallotment option (which was not exercised), with a public offering price of $12 per share. We sold 3,736,876 shares and certain stockholders of the Company sold the remaining 2,038,124 shares. We received $38.9 million in proceeds after deducting underwriters’ fees and other transaction costs.

Repayment of Convertible Promissory Notes

Between July 16 and July 20, 2004, we repaid all $7.7 million of outstanding convertible promissory notes plus accrued interest. The remaining discount on the notes of $1.8 million will be charged to interest expense during the third quarter of 2004. All warrants associated with the promissory notes were exercised in full.

Working Line Capital

We repaid the Working Capital Line in full on July 6, 2004. Subsequent to our initial public offering, the Working Capital Line has been amended to be a $14.5 million line of credit available for general working capital purposes. The current interest rate is the Silicon Valley Bank prime rate plus one quarter of one percent, or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the Working Capital Line our total unrestricted cash, cash equivalents and marketable securities must be at least $30 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations,” “Liquidity and Capital Resources” and “Risks Factors” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

Overview

We are a semiconductor company that designs, develops, and markets high performance knowledge-based processors for a variety of advanced Internet, corporate and other networking systems, such as routers, switches, network access equipment and networked storage devices offered by companies such as Alcatel, ARRIS, Atrica, Cisco, CloudShield, Extreme Networks, Fujitsu, Hitachi, Huawei, Juniper Networks and Nortel Networks.

We organized our business in 1995 to design and develop integrated circuits to address basic forwarding functions used in networking systems for the core and enterprise networking markets. We introduced our first product in July 1997, which generated minimal revenue through sales to networking original equipment manufacturers, or OEMs. To respond to evolving networking requirements, we developed our next generation of products, our network search engines, which featured more advanced processing capabilities. From 1998 to 2001, we introduced several of these network search engine products. During this time, our revenue from these products was low, and we experienced significant net operating losses.

In 2000, in response to the dramatic growth in and greater complexity of Internet traffic, we recognized the need to develop more advanced processors to enable higher performance for a variety of advanced networking systems. To take advantage of this market opportunity, we hired our current chief executive officer, Ronald Jankov, and significantly increased our investment in research and development and product improvements, despite the onset of the significant downturn in the telecommunications industry. During this time, we focused on building strategic relationships with networking OEMs by familiarizing ourselves with their product planning requirements and future product specifications. As a result, by 2001, we were able to broaden our customer base to include networking OEMs such as Cisco, Huawei and Nortel Networks, and we also introduced the NL4000 network search engine product family. Our sales and marketing efforts did not result in significant increases in our revenue.

In 2002, we introduced our knowledge-based processors, incorporating a number of advanced technologies, such as a superscalar architecture, which enables multiple decisions to be processed in parallel, and deep pipelining, which segments processing tasks into smaller sub-tasks for higher decision throughput. In the first quarter of 2002, we obtained our first design win from Cisco for our knowledge-based processor and shipped a limited number of samples of these products throughout the year. Nevertheless, the business climate in our industry and demand for our products continued to be poor in 2002.

In December 2002, we entered into a strategic agreement with Micron Technology Inc., or Micron, to facilitate broader acceptance of our knowledge-based processors and to access additional manufacturing capacity. In early 2003, Micron announced a significant restructuring of its operations, which effectively eliminated any future development activities under this agreement, and we restructured the agreement to limit the products covered by the agreement. Under the current license and agreement, Micron is obligated to pay us fees totaling $5.3 million, of which $3.5 million has been recognized as engineering service revenue in 2003, $500,000 in the first quarter of 2004 and $625,000 in the second quarter of 2004. The majority of our revenue in the second quarter 2003 consisted of fees received from Micron under the current agreement. The remaining $625,000 is due to us upon completion of a certain milestone, which we expect to recognize as revenue by the end of 2005. After completion of the remaining milestone, we do not expect any additional revenue to be generated under this agreement.

In the third quarter of 2003, industry economic conditions improved and we accelerated production of a customized version of our knowledge-based processors designed specifically for Cisco. In the third and fourth quarters of 2003, we shipped a substantial quantity of these knowledge-based processors to Cisco, which processors met our yield objectives and passed the qualification and testing procedures that Cisco and we had applied to them. At the time, the number of processors passing these procedures resulted in production yields that were within our expectations. We continued to ship a significant number of these processors through the end of 2003; however, in the first quarter of 2004, Cisco began to apply more rigorous testing on their networking systems that identified certain situations in which our products failed to perform to specification. Cisco returned approximately 11,000 units of these products to us under the terms of our standard warranty. Of these, approximately 5,000 units were shipped in 2003. We retested the 11,000 returned units and approximately 4,000 units passed the rescreening process. We reshipped those units and replaced the remaining returned units with our processors that passed more stringent testing procedures. Yield on products tested with more stringent testing procedures was unusually low resulting in a cost per unit that exceeded selling price. To improve yield on future products, we modified the design. Since that time, our production yields have improved to desired levels. As a result of these events, we have reduced the carrying value of our inventory at December 31, 2003 by $7.0 million to properly record them at their estimated market value. This includes a $6.4 million transfer of charges recognized in the third quarter of 2003 for adverse purchase commitments. In addition, we have a remaining reserve of $229,000 to cover expected future losses on non-cancelable commitments to purchase wafers from our foundries for the estimated cost of these wafers and the additional expenses required to package and test the finished products in excess of the price at which the final products could be sold. We also established a warranty reserve of $651,000. To date, the replacement products and products incorporating the design modification have met and continue to meet Cisco’s testing and qualification requirements.

We have recently experienced significant revenue growth, primarily due to a rapid rise in new customer orders for our knowledge-based processors in the second half of 2003 and the receipt of substantial fees under our license and development agreement with Micron. Specifically, our total revenue increased 265.1% from $5.5 million during the first half of 2003 to $20.1 million during the first half of 2004. On an annual basis, our total revenue increased 367.5% from $2.9 million in 2002 to $13.5 million in 2003, including non-recurring license fees of approximately $3.5 million in 2003. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenue from non-recurring engineering services beyond 2004.

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our products. In transitioning from a design and development company to volume production as a fabless semiconductor company, we required significant funds for our ramp up in production to support increased sales of our knowledge-based processors. For example, we required additional funds to procure product mask sets, order elevated quantities of wafers from our foundry partners, perform qualification testing and assemble and test our products. In order to conserve capital during the transition, we implemented a 13.0% reduction-in-force and severe cash management measures in the first quarter of 2003.

We employ a direct sales force as well as a sales representative network to sell our products. The majority of our revenue comes from customers located in the United States. All revenue to date has been denominated in U.S. dollars.

Our product sales cycles can take up to 24 months to complete and volume production can take an additional six months to be achieved, if at all. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory or operating expenses. Our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business.

The following describes particular line items from our statement of operations:

Revenue. We recognize revenue at the time of shipment to our customers and our international stocking sales representatives. Our revenue consists primarily of sales of our integrated circuits to networking OEMs and contract manufacturers. Initial sales of our products for a new design are usually made directly to networking OEMs. Once a design enters production, a networking OEM often outsources its manufacturing to contract manufacturers that purchase our products directly from us.

We also provide our products and services indirectly to our OEM customers through our international stocking sales representatives which are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S.

We do not have long-term purchase commitments from any of our customers. Sales of our products are made under short-term, cancelable purchase orders. In addition, while we have purchase agreements with our international stocking sales representatives, our stocking sales representatives do not have long-term contracts with any of the international networking

OEMs that incorporate our products into their systems. Although our OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

We derive a substantial portion of our product revenue from a limited number of our OEM customers. For example, in the second quarter of 2004, Cisco and its contract manufacturers accounted for 71.2% of our total revenue.

During the second quarter of 2004, revenue in North America was approximately 95.3% of total revenue and was derived from direct sales to our OEM customers, from indirect sales to our OEM customers through their contract manufacturers and from license and engineering service revenue. During the second quarter of 2004, revenue in Europe, Asia and other regions was approximately 4.7% of total revenue and was derived from direct sales to our OEM customers and their contract manufacturers through our international stocking sales representatives.

Historically, we have entered into contracts to provide non-recurring engineering services. Revenue under these contracts is recognized as the work is performed, based upon the achievement of milestones defined in the contracts. Any work requiring customer acceptance is deferred until we receive such acceptance. In the future, we do not expect revenue from engineering services to be significant.

Cost of Revenue. We operate using a fabless business model, and, as such, we purchase all wafers from suppliers with fabrication facilities. Presently, we purchase wafers from TSMC and UMC and outsource the assembly and testing to third party vendors. Therefore, a significant portion of our costs of revenue consists of payments to our third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders. Our cost of revenue also includes expenses relating to our internal operations.

Research and Development Expenses. Research and development expenses consist primarily of compensation and related costs for personnel as well as costs related to mask procurements and tape-outs, depreciation, software maintenance and facilities costs. All research and development costs are expensed in the period incurred. In order for us to remain competitive, we believe a significant portion of our operating expenses will continue to be related to research and development efforts. We also believe research and development headcount will increase in the future, and that research and development costs will increase in absolute dollars but decline as a percentage of revenue.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, travel, facilities overhead and bonuses and commissions for independent sales representatives. General and administrative expenses consist primarily of compensation and related costs for finance and accounting, patent and corporate legal expenses, information technology and facilities overhead. We anticipate that our selling, general and administrative expenses will increase as we hire additional personnel and incur additional costs of being a publicly traded company. We also expect that selling, general and administrative expenses will increase over time but decrease as a percentage of total revenue.

Stock-based Compensation Expenses. In conjunction with grants of stock options during 2003 and the first quarter of 2004, we recorded deferred stock-based compensation expense of $12.0 million. The stock options granted are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair market value of our common stock as determined by our board of directors on the date of grant or issuance. As of June 30, 2004, we had $5.5 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation on an accelerated basis over the vesting period of the related options, which is generally four years.

Provision for Income Taxes. As of December 31, 2003, we had Federal and state net operating loss carryforwards of approximately $57.5 million and $10.2 million, respectively. These net operating loss carryforwards will expire commencing in 2013 and 2005 for Federal and state purposes, respectively. We also have Federal and state research development tax credit carryforwards of approximately $2.5 million and $2.6 million, respectively. These Federal tax credit carryforwards will expire commencing in 2019. For Federal and state purposes, a portion of our net operating loss carryforwards may be subject to certain limitations on annual utilization upon completion of this offering.

Convertible promissory notes. On March 18, 2004, we issued $7.7 million in convertible promissory notes bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share. The promissory notes were convertible at the option of the holder in March 2005 into approximately 2.6 million shares of Series D preferred stock, if not earlier repaid. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature in the amount of $2.5 million. The warrant had a fair value of $1.0 million, estimated using the Black-Scholes valuation model. The beneficial conversion feature and the fair value of the warrant are reflected as a discount to the promissory notes. Both the beneficial conversion feature and the warrant are being charged to interest expense over the term of the notes, which expired between July 16, 2004 and July 20, 2004, when we repaid the notes. The total expense related to these charges was $3.4 million, of which we recorded $861,000 in the first half of 2004, and the remaining $2.5 million will be expensed in the third quarter of this year.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make fair and reasonable estimates and assumptions that affect reported amounts of assets, liabilities and operating expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management’s estimates, our financial statements could be materially impacted. Our estimates are guided by observing the following critical accounting policies.

Revenue Recognition. One of the criteria for revenue recognition is that the collectability of the resulting receivable is reasonably assured. Determination of this criterion is based on management’s judgments regarding the collectability of those fees. The recent growth and the establishment of new or more significant customer relationships mean that management does not have a substantial history of making these judgments. To date, our customers primarily include large, publicly traded companies that are well established. Should our customer base change to include smaller, less-established companies, and collectability of accounts receivable from these customers be uncertain, revenue recognition for a reporting period may be negatively affected. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful Accounts. In order to determine the collectability of our accounts receivable, we continually assess factors such as previous customer transactions and the credit-worthiness of the customer. To date, our accounts receivable write-offs have been immaterial. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. If the financial conditions of our customers were to deteriorate, additional allowances may be required.

Inventory Valuation and Adverse Purchase Commitments. We value our inventories at the lower of cost or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. These estimates are based on a 12-month forecast prepared by management. If our inventory on hand is in excess of our forecast, the excess amounts are written off. If actual market conditions are less favorable than those expected by management, additional inventory reserves may be required. The carrying value of inventory and the determination of possible adverse purchase commitments are dependent on our estimate of the yield that will be achieved, or the percent of good products identified when the product is tested. A small change in yield could result in a significant adjustment and have a significant impact on our financial position and results of operations.

During the year ended December 31, 2003, we recorded charges to cost of revenue of $10.4 million as a result of a low expected yield on work-in-process inventories on hand and on order with our vendors that resulted in the estimated cost of finished product exceeding its estimated market value. The estimated cost was based on actual yield experience, and estimated costs to test and package our products. These estimates were based on historical costs of similar products. The charge reduced the carrying value of our inventory to record them at their estimated market value and established reserves to cover expected future losses and adverse purchase commitments. While we have implemented a modified design of some of our products to improve production yields, we may experience lower than expected yields in the future, primarily upon the introduction of new products.

Warranty Accrual. Our products are generally subject to warranty and we provide for the estimated future costs of replacement upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. During the fourth quarter of 2003, we recorded a charge of $1.0 million for the expected costs of replacing product that was returned in early 2004. This level of warranty claims was much higher than we experienced in the past. We have subsequently implemented more stringent testing procedures to reduce the level of warranty claims when compared to the volume shipped. In the future, as we continue to introduce new products, warranty expenses may increase.

Accounting for Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” In applying SFAS 109, we are required to estimate our current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have established a valuation allowance of $32.7 million against our deferred tax assets due to uncertainties regarding our ability to realize these assets. These uncertainties relate primarily to the level of our historical losses and the absence of objective evidence supporting the future realization of these assets. In the event we were to determine that it is more likely than not that we are able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Stock-based Compensation. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN No 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

We award a limited number of stock options and warrants to non-employees. We account for non-cash stock-based expense issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, we recognize the stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

Results of Operations

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Revenue. Total revenue increased to $11.9 million for the second quarter of 2004 from $4.7 million for the second quarter of 2003, representing an increase of 152%. Product revenue for the second quarter of 2004 totaled $11.3 million compared to $1.7 million for the second quarter of 2003. This increase resulted primarily from increased sales of our knowledge-based processors, which for the second quarter of 2004 totaled $9.9 million compared to $703,000 for the second quarter of 2003. Revenue from sales to one of Cisco Systems, Inc.’s contract manufacturers, Solectron Texas, Inc., represented 68.8% of total revenue for the second quarter of 2004 compared to 3.8% during the second quarter of 2003.

License and engineering service revenue for the second quarter of 2004 totaled $626,000 compared to $3.0 million for the second quarter of 2003. All such revenue arose under our agreement with Micron Technologies, Inc.

Cost of Revenue. Cost of product revenue increased to $6.3 million for the second quarter of 2004 from $1.1 million for the second quarter of 2003. The increase resulted primarily from substantially higher sales volumes of our knowledge-based processors.

License and engineering service revenue has no associated cost.

Gross Margin. Gross margin declined to 46.6% for the second quarter of 2004 compared to 76.3% for the second quarter of 2003 principally as high margin licensing and engineering services revenue represented a lower percentage of our total revenue in the second quarter of 2004. Product margin increased to 43.7% in the second quarter of 2004 from 34.3% in the second quarter of 2003. The increase resulted from higher sales of knowledge-based processors, which have a higher average selling price, and continued improvements in production yields for these products. Gross margin was further impacted by the sale of $387,000 of products that had been fully reserved in prior periods and accordingly had no associated costs of revenue.

Research and Development Expenses. Research and development expenses increased to $4.4 million for the second quarter of 2004 from $4.0 million for the second quarter of 2003. The quarter-to-quarter increase resulted primarily from an increase in mask costs of $349,000 and an increase in product qualification costs of $356,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1.6 million for the second quarter of 2004 from $1.0 million for the second quarter of 2003 in conjunction with the growth of our operations. The increase resulted primarily from an increase in salaries and benefits of $111,000, legal fees of $97,000, audit fees of $126,000 and sales commissions of $37,000 associated with higher revenue.

Stock-based compensation. Stock-based compensation amortization increased to $1.3 million for the second quarter of 2004 from $495,000 for the second quarter of 2003. Stock-based compensation expense is based on the difference between the exercise price of the option grants and the fair value of our common stock at the time of such grants.

Interest and Other Income (Expenses), net. In the second quarter of 2004, we generated net interest expense of $1.2 million compared to net interest income of $62,000 for the second quarter of 2003. The change resulted primarily from the amortization of the $984,000 discount on the convertible promissory notes issued in March 2004 and interest expense associated with our credit facility due to a higher average outstanding balance for the second quarter of 2004 than in the second quarter of 2003.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Revenue. Total revenue increased to $20.1 million for the first six months of 2004 from $5.5 million for the first six months of 2003, due to increased sales of our knowledge-based processors. Knowledge-based processor revenue for the first six months of 2004 totaled $16.2 million compared to $1.0 million during the first six months of 2003. Revenue from sales to Solectron Texas, Inc. represented 63.3% for the first six months of 2004 compared to 4.9% for the first six months of 2003.

License and engineering service revenue for the first six months of 2004 totaled $1.1 million compared to $3.0 million for the first six months of 2003. All such revenue arose under our agreement with Micron Technologies, Inc.

Cost of Revenue. Cost of product revenue increased to $11.9 million for the first six months of 2004 compared to $1.8 million for the first six months of 2003 because of substantially higher sales volumes of our knowledge-based processors.

License and engineering service revenue has no associated cost.

Gross Margin. Gross margin declined to 40.9% for the first six months of 2004 compared to 67.9% for the first six months of 2003 as high margin licensing and engineering services revenue represented a lower percentage of our total revenue in the first half of 2004. In addition, in the first quarter of 2004, we recorded revenue of approximately $2.7 million upon the sale of our knowledge-based processors written down or for which adverse purchase commitments had been recorded in 2003. The sale of these processors generated a zero margin as the inventory had been written down to its estimated selling price in previous periods.

Research and Development Expenses. Research and development expenses increased to $8.5 million for the first six months of 2004 from $7.7 million for the first six months of 2003. The increase in expenses resulted primarily from an increase in mask costs of $216,000, an increase in outside testing costs of $235,000 and an increase in customer product qualification costs of $295,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.2 million for the first six months of 2004 from $2.1 million for the first six months of 2003. The increase resulted primarily from an increase in salaries and benefits of $182,000, an increase in selling costs of $112,000, an increase of bad debt expense of $167,000, an increase in legal expenses of $261,000 and an increase in audit expenses of $191,000. .

Stock-based compensation. Stock-based compensation amortization increased to $3.5 million for the first six months of 2004 from $812,000 for the first six months of 2003. Stock-based compensation expense is based on the difference between the exercise price of the option grants and the fair value of our common stock at the time of such grants.

Interest and Other Income (Expenses), net. In the first six months of 2004, we generated other expense of $1.4 million compared to interest income of $123,000 for the first six months of 2003. The change resulted primarily from increased expenses associated with accrued interest expense and warrant expense associated with the convertible promissory notes and interest expense associated with our credit facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of equity and equity-related securities with proceeds totaling $94.8 million. Additionally, we have financed operations with debt consisting of equipment leasing, working capital, purchase order commitments, accounts receivable and promissory notes. Our principal sources of liquidity consist of cash and equivalents and short-term investments, which totaled $21.8 million as of June 30, 2004.

In October 2003, we obtained a $7.5 million cash management and trade credit facility from Silicon Valley Bank under a loan and security agreement dated as of October 17, 2003. The credit line was secured by all of our property except our intellectual property. The annual interest rate was set at the higher of 4.0% and Silicon Valley Bank’s prime rate plus one-quarter percent.

In March 2004, we modified and expanded this credit facility to increase our borrowing capability to $14.5 million, including $10.0 million in credit for accounts receivable financing. The annual interest rate on all loans under the amended loan agreement was equal to Silicon Valley Bank’s prime rate plus 1.7%, except in the event of default, in which case the rate will be prime plus 5.8%.

We incurred loan fees of $100,000 in connection with the revolving and accounts receivable lines of credit, of which $75,000 was paid following the closing of our initial public offering. We also issued Silicon Valley Bank another warrant to purchase 61,538 shares of Series E preferred stock at a price of $4.875 per share.

As of June 30, 2004, we owed a total of $10.5 million under the Silicon Valley Bank credit lines, and $4.0 million remained available to us. We repaid all amounts owed to the bank under the credit facility on July 6, 2004. Subsequent to our initial public offering, the Working Capital Line has been amended to be a $14.5 million line of credit available for general working capital purposes. The current interest rate is the Silicon Valley Bank prime rate plus one quarter of one percent, or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the Working Capital Line our total unrestricted cash, cash equivalents and marketable securities must be at least $30 million.

In March 2004, we entered into a convertible promissory note and warrant purchase agreement with certain existing investors with proceeds of approximately $7.7 million. The notes bore interest at the rate of 10% per annum and were due on the earliest of March 18, 2005, 30 days after the closing date of our initial public offering or a change of control transaction. Warrants to purchase an aggregate of 76,500 shares of our common stock were issued to these investors at a per share exercise price of $2.00 per share. In the event that we did not have a public offering by the time the notes matured, the principal and interest would have converted to preferred equity. Because of this conversion feature, we recorded a liability of $2.5 million to be expensed over the life of the notes. We expensed $88,000 of the beneficial conversion feature during the first quarter of 2004 and $616,000 during the second quarter of 2004. The notes were repaid as of July 20, 2004, and the remaining $1.8 million of the beneficial conversion feature expense will be charged during the third quarter of 2004.

On July 8, 2004, the Securities and Exchange Commission declared effective our registration statement, which we filed on Form S-1 under the Securities Act of 1933 in connection with an initial public offering of our common stock. Under this registration statement, we registered 5,775,000 shares of our common stock, excluding shares subject to the underwriters’ overallotment option (which was not exercised), with a public offering price of $12 per share. We sold 3,736,876 shares and certain stockholders of the Company sold the remaining 2,038,124 shares. We received $38.9 million in proceeds after deducting underwriters’ fees and other transaction costs.

We believe that the net proceeds from our initial public offering, together with our existing cash balances and $14.5 million line of credit, will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors, including our amount of revenue, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Net cash used in operating activities was $8.2 million for the first two quarters of 2004. Although we recorded a net loss of $8.3 million during this period, this loss included approximately $5.7 million of non-cash charges comprised primarily of $3.6 million in deferred stock compensation. The primary use of cash in operations was a $5.2 million increase in inventory related to the significant increase in product revenue. Operating cash flows were also reduced by a $3.3 million increase in prepaid expenses related primarily to costs associated with our initial public offering and a decrease in accrued liabilities of $3.6 million related to inventory accruals and interest expense accruals. This was partially offset by a $5.4 million increase in accounts payable related to an increase in orders placed with our foundries.

Net cash used in operating activities for the first two quarters of 2003 was $8.6 million. This was primarily a result of our $6.7 million net loss offset by approximately $1.0 million in depreciation. Cash flows from operating activities were also impacted by a $1.0 million increase in inventory and a $1.4 million decrease in accounts payable.

We generated approximately $6.8 million from investing activities for the first six months of 2004. This comprised of a $5.0 million decrease in restricted cash related to our Silicon Valley Bank credit lines and the net purchase of $2.4 million in short-term investments.

The $4.8 million in cash used in investing activities for the first six months of 2003 was due to $4.0 million in net purchases of short-term investments and $722,000 in purchases of property and equipment.

Cash flows from financing activities during the six months ended June 30, 2004 were $9.5 million and consisted primarily of $7.7 million from the proceeds of a convertible promissory note and $895,000 for proceeds from issuance of common stock. Our financing activities in the comparable period of 2003 were $54,000 and primarily consisted of draws and repayments on our bank line of credit.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we were not involved in any unconsolidated SPE transactions.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

We expect to derive substantially all of our revenue from sales of our knowledge-based processors, and, if the demand for these products does not grow, we may not achieve our growth and strategic objectives.

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 83.1% of our total revenue in the second quarter of 2004 and 14.9% of our total revenue in the second quarter of 2003. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. In the second quarter of 2004, Cisco and its contract manufacturers accounted for 71.2% of our total revenue (and 75.2% of our total product revenue). In the second quarter of 2003, Cisco and its contract manufacturers accounted for 11.9% of our total revenue (and 32.9% of our total product revenue), license fees from Micron Technology, Inc., or Micron, accounted for 63.8% of our total revenue and orders placed by sales representatives at the request of Hitachi accounted for 6.2% of our total revenue. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

We cannot assure you that existing or potential customers will not develop their own solutions, purchase competitive products or acquire companies that use alternative methods to enable network-aware processing in their systems. We do not have long-term purchase commitments from any of our OEM customers or their contract manufacturers, all of whom do business with us currently only on the basis of short-term purchase orders, which often are cancelable prior to shipment. The loss of orders for our knowledge-based processors for Cisco products or products of other major users of our knowledge-based processors would have a significant negative impact on our business.

We face additional risks to our business success and financial condition because of our dependence on a small number of customers for sales of our products.

Our dependence on a small number of customers, especially Cisco and its contract manufacturers, for most of our revenue in the foreseeable future creates additional risks for our business, including the following:

•	we may face problems in collecting a substantial portion of our accounts receivable if any of these companies faces financial difficulties or dispute payments;

•	we may face increased pressure to reduce the average selling prices of our knowledge-based processors;

•	we may find it difficult to pass through increases in our manufacturing and other direct costs; and

•	the reputation of our knowledge-based processors in the marketplace may be affected adversely if Cisco or other networking OEMs that represent a significant percentage of our sales of knowledge-based processors reduce or cease their use of our products.

We have a history of operating losses, may incur significant operating losses in the future and may not be able to achieve or sustain profitability.

We have recorded operating losses in each year since our inception in 1995. At June 30, 2004, we had an accumulated deficit of approximately $95.5 million. To become profitable, we will have to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our limited history of sales of our knowledge-based processors makes it difficult to evaluate our prospects.

Although our first knowledge-based processor was introduced in the second quarter of 2002, we did not have significant sales of these products until the third quarter of 2003. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future. Due to our limited historical sales data and the high concentration of our sales with a small number of networking OEMs, our ability to predict future sales and operating results for our products is limited, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results.

We have sustained substantial losses from low production yields in the past and may incur such losses in the future.

Designing and manufacturing integrated circuits is a difficult, complex and costly process. Once research and development has been completed and the foundry begins to produce commercial volumes of the new integrated circuit, products still may contain errors or defects that could adversely affect product quality, efficiency and reliability. We have experienced low yields and have incurred substantial research and development expenses in the design and initial production phases of all of our legacy network search engine products and knowledge-based processors during the past three years. For example, after the introduction of our first knowledge-based processor, we shipped a substantial quantity of these knowledge-based processors to Cisco in 2003, which processors met our yield objectives and passed the qualification and testing procedures that Cisco and we had applied to them. Subsequently, Cisco began to apply more rigorous testing on their networking systems that identified certain situations in which our products failed to perform to specification. As a result, Cisco returned these products to us under the terms of our standard warranty, and we replaced them with processors that passed more stringent testing procedures. The more stringent testing resulted in unusually low production yields which increased our per unit cost to an amount in excess of selling price. As a result of these events, we reduced the carrying value of our inventory at December 31, 2003 by $7.0 million to properly record them at their estimated market value. In addition, we established reserves to cover expected future losses on non- cancelable commitments to purchase wafers from our foundries as we estimated that the cost of these wafers and the additional expenses required to package and test the finished products would exceed the price at which the final products could be sold by approximately $3.4 million. The reserves were recorded in the third and fourth quarters of 2003. Although the previously identified errors have not appeared in tests of Cisco networking systems’ replacement parts, and some of the products that we have written down may be reclassified as good parts and resold, we cannot assure you that this error or other material problems will not occur in knowledge-based processors that we have shipped previously or may ship in the future. Moreover, we cannot be certain that other low yield problems with similar or even greater consequences will not arise in the future.

Because we sell our products on a purchase order basis and rely on estimated forecasts of our customers’ needs, inaccurate forecasts could adversely affect our business.

We sell our products pursuant to individual purchase orders, and not pursuant to long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ product needs. We cannot provide assurance as to the quantities or timing required by our customers for our products. With the exception of the Cisco product warranty returns in the first quarter of 2004, we have experienced a low cancellation rate and few warranty-related returns during the last two years. However, we cannot assure you that we will not experience subsequent substantial warranty claims or that warranty claims will not result in cancellation of existing orders or reluctance of customers to place future orders. In addition, the product design cycle for networking OEMs is lengthy, and it may be difficult for us to accurately anticipate when they will commence commercial shipments of products that include our knowledge-based processors. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business, and we may purchase too much inventory and spend more capital than expected.

We do not expect to sustain our recent revenue growth rate.

We have recently experienced significant revenue growth. Specifically, our total revenue increased 265% to $20.1 million in the first six months of 2004 from $5.5 million in the first six months of 2003, and from 152% to $11.9 million in the second quarter of 2004 from $4.7 million in the second quarter of 2003. In addition, our total revenue increased 367.5% from $2.9 million in 2002 to $13.5 million in 2003, including non-recurring license fees of approximately $3.5 million in 2003. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant payments from non-recurring engineering services beyond 2004. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 85.4% and 28.4% of our total revenue in the second quarter of 2004 and 2003, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

The average selling prices of our products may decline, which could reduce our revenue and gross margin.

The average selling prices of our products may decline over the course of their commercial lives, principally due to the supply of competing products, reduction in demand from customers, pressure from customers to reduce prices and product cycle changes. Declining average selling prices will adversely affect our future operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and achieving corresponding production cost reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

We rely on third parties for the manufacture of our products, and a significant increase in wafer pricing or our failure to secure sufficient capacity could limit our growth and adversely affect our operating results.

As a fabless semiconductor company, we rely on third-party wafer foundries to manufacture our products. We currently do not have long-term supply contracts with either of our wafer foundries, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, and United Microelectronics Corporation, or UMC. Neither TSMC nor UMC is obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. As a result, there are numerous risks associated with our reliance on these wafer foundries, including the possibilities that TSMC or UMC may give higher priority to their other customers or that our relationships with either wafer foundry may deteriorate. We cannot assure you that TSMC and UMC will continue to provide us with our products at acceptable yields or in sufficient quantities, for reasonable costs and on a timely basis to meet our customers’ needs. A failure to ensure the timely fabrication of our products could cause us to lose customers and could have a material adverse effect on our operating results.

If either wafer foundry, and in particular TSMC, ceases to provide us with required production capacity with respect to our products, we cannot assure you that we will be able to obtain manufacturing capacity from other wafer foundries on commercially reasonable terms or that these arrangements, if established, will result in the successful manufacturing of our products. These arrangements might require us to share our technology and might be subject to unilateral termination by the wafer foundries. Even if such capacity is available from another manufacturer, we would need to qualify the manufacturer, which process could take six months or longer. Furthermore, we may not be able to identify or qualify manufacturing sources that would be able to produce wafers with acceptable manufacturing yields.

We also rely on third parties for other products and services, including the assembly and testing of our products, and any failure by third parties to provide the tools and services we require could limit our growth and adversely affect our future operating results.

All of our products are assembled and tested by third-party vendors and require the use of high performance assembly and test equipment. In addition, in connection with the design of our products, we use software tools, which we obtain from third party software vendors, for simulation, layout and other design purposes. Our reliance on independent assembly, testing, software and other vendors involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. We currently do not have long-term supply contracts with all of these third party vendors. As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver high performance products or services of acceptable quality and in a timely manner, could lengthen our design cycle, result in the loss of our customers and reduce our revenue.

Our costs may increase substantially if the wafer foundries that supply our products do not achieve satisfactory product yields or quality.

The wafer fabrication process is an extremely complicated process where the slightest changes in the design, specifications or materials can result in material decreases in manufacturing yields or even the suspension of production. From time to time, we and our wafer foundries have experienced, and are likely to experience manufacturing defects and reduced manufacturing yields related to errors or problems in our wafer foundries’ manufacturing processes or the interrelationship of their processes with our designs. In some cases, our wafer foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner. We may incur substantial research and development expense for prototype or development stage products as we qualify the products for production.

Generally, in pricing our knowledge-based processors, we assume that manufacturing yields will continue to increase, even as the complexity of our products increases. Once our products are initially qualified with our wafer foundries, minimum acceptable yields are established. We are responsible for the costs of the wafers if the actual yield is above the minimum. If actual yields are below the minimum, we are not required to purchase the wafers. The minimum acceptable yields for our new products are generally lower at first and increase as we achieve full production. Whether as a result of a design defect or manufacturing error, unacceptably low product yields or other product manufacturing problems could substantially increase the overall production time and costs and adversely impact our operating results on sales of our products. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our operating results and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

To be successful we must continue to develop and have manufactured for us, innovative products to meet the evolving requirements of networking OEMs.

To remain competitive, we devote substantial resources to research and development, both to improve our existing knowledge-based processor technology and to develop new technology. We also seek to improve the manufacturing processes for our knowledge-based processors, including the use of smaller process geometries, which we believe is important for our products to serve our OEM customers’ requirements for increased network-aware processing. Our failure to migrate our knowledge-based processors to logic processes at smaller process geometries could substantially reduce the future competitiveness of our products. In addition, from time to time, we may have to redesign some of our knowledge-based processors or modify the manufacturing process for them. We cannot give you any assurance that we will be able to improve our existing knowledge-based processor technology or develop and integrate new technology into our products. Even if we design better knowledge-based processors, we may encounter problems during the manufacturing or assembly process, including reduced manufacturing yields, production delays and increased expenses, all of which could adversely affect our business and results of operations.

In addition, given the highly complex nature of these products, even the slightest change or adjustment to our integrated circuit designs could require substantial resources to implement them. We may not be able to make these changes or adjustments to our knowledge-based processors or correct any errors or defects arising from their implementation. Failure to make these changes or adjustments or correct these errors or defects during the product development stages, or any resulting delays, could severely harm our existing and potential customer relationships and could likely increase our development costs, adversely affecting our operating results. If these changes, adjustments, errors or defects are not identified or requested until after commercial production has begun or after products have been delivered to customers, we may be required to re-test existing inventory, replace products already shipped or re-design the products, all of which would likely result in significant time delays and additional costs and expenses. For example, we accelerated production of our knowledge-based processors to meet the schedule demanded of Cisco in the fall of 2003. As a result of certain design issues, these production runs had relatively low production yields, which resulted in related costs and expenses of approximately $11.4 million in 2003 including $9.8 million in adverse purchase commitments, $1.0 million in warranty accruals and a $0.6 million write down of inventory.

If we fail to retain key personnel and hire additional personnel, our business and growth could be negatively affected.

Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees. We generally do not have employment or non-competition agreements with any of our executive officers. We do not maintain key-man life insurance on the lives of any of our key personnel. The loss of any of these individuals could negatively impact our technology development efforts and our ability to service our existing customers and obtain new customers.

Our future growth will also depend, in part, upon our ability to recruit and retain other qualified managers, engineers and sales and marketing personnel. There is intense competition for these individuals in our industry, and we cannot assure you that we will be successful in recruiting and retaining these individuals. If we are unable to recruit and retain these individuals, our technology development and sales and marketing efforts could be negatively impacted.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our OEM customers based outside the United States accounted for 12.0% of our total revenue in the first six months of 2004, and for 17.6% of our total revenue in the first six months of 2003. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

•	foreign currency exchange fluctuations;

•	unanticipated changes in local regulations;

•	potentially adverse tax consequences, such as withholding taxes;

•	timing and availability of export and import licenses;

•	political and economic instability;

•	reduced or limited protection of our intellectual property;

•	protectionist laws and business practices that favor local competition; and

•	additional financial risks, such as potentially longer and more difficult collection periods.

Because we anticipate that we will continue to rely heavily on foreign companies for our future growth, the occurrence of any of the circumstances identified above could significantly increase our operating costs, delay the timing of our revenue and harm our business and financial condition.

We must design our knowledge-based processors to meet the needs of our OEM customers and convince them to use our products, or our revenue will be adversely affected.

In general, our OEM customers design our knowledge-based processors into their products during the early stages of their development after an in-depth technical evaluation of both our and our competitors’ products. These design wins are critical to the success of our business. In competing for design wins, if a competitor’s product is already designed into the product offering of a potential customer, it becomes very difficult for us to sell our products to that customer. Changing suppliers involves additional cost, time, effort and risk for the customer. In addition, our products must comply with the continually evolving specifications of networking OEMs. Our ability to compete in the future will depend, in large part, on our ability to comply with these specifications. As a result, we expect to invest significant time and effort and to incur significant expense to design our products to ensure compliance with relevant specifications. Even if a networking OEM designs our knowledge-based processors into its systems, we cannot assure you that its systems will be commercially successful or that we will receive significant revenue from sales of knowledge-based processors for those systems.

Factors that negatively affect the businesses of the networking OEMs that use or could use our knowledge-based processors could negatively impact our total revenue.

The timing and amount of our revenue depend on the ability of the networking OEMs who use our knowledge-based processors to market, produce and ship systems incorporating our technology. Factors that negatively affect a significant customer or group of customers could negatively affect our results of operations and financial condition. Many issues beyond our control influence the success of the networking OEMs that use our products, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities, their ability or inability to obtain other components from other suppliers, the compatibility of any of their other components with our products, and their financial and other resources. Likewise, we have no control over their product development or pricing strategies, which directly affect sales of their products and, in turn, our revenue. A decline in sales of our OEM customers’ systems that use our knowledge-based processors would reduce our revenue. In addition, seasonal and other fluctuations in demand for their products could cause our operating results to fluctuate, which could cause our stock price to fall.

We have a lengthy sales cycle, which may result in significant expenses that do not generate significant revenue or delayed revenue generation from our selling efforts and limits our ability to forecast our revenue.

Based on our limited sales history for our knowledge-based processors, we have limited visibility on the length of the sales cycle for our knowledge-based processors. However, we expect that our product sales cycle, which results in our knowledge-based processors being designed into our customers’ products, could take up to 24 months. It can take an additional six months to reach volume production on these products. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by networking OEMs, the design process required to integrate our products into our OEM customers’ products and the timing of networking OEMs’ new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

Our operating results could be adversely affected if we have to satisfy product warranty or liability claims.

If our products are defective or malfunction, we could be subject to product warranty or product liability claims, such as the return of our products under warranty sold to Cisco in the third and fourth quarters of 2003 and the first quarter of 2004. These returns resulted in warranty and related charges to our financial statements of approximately $1.0 million in the fourth quarter of 2003. While we have insurance for product liability claims for matters other than product warranty, we may not have sufficient insurance coverage for all of the claims that may be asserted against us. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

Our revenue and operating results may fluctuate significantly from period to period, on a quarterly or annual basis, causing volatility in our stock price.

Our total revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our total revenue and operating results could negatively affect the trading price of our stock. In addition, our total revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section, as well as under the section of this prospectus identified as “Management’s Discuss and Analysis of Financial Condition and Results of Operations.”

We have grown rapidly, and a failure to manage any continued growth could reduce our potential revenue and could negatively impact our future operating results.

In order to successfully implement our overall growth strategies, we will need to carefully and efficiently manage our planned expansion. Among other things, this will require us to continue to:

•	improve our existing knowledge-based processor technology and develop new processor technologies;

•	implement and manage new marketing and distribution channels to penetrate different and broader markets for our products;

•	manage an increasing number of complex relationships with our customers, wafer foundries and other third parties;

•	monitor and improve our operating systems, procedures and financial controls on a timely basis;

•	retain existing, and hire additional, key management and technical personnel; and

•	expand, train and manage our workforce and, in particular, our development, sales, marketing and support organizations.

We may not be able to adequately manage our growth or meet the foregoing objectives. A failure to do so could jeopardize our future revenue and cause our stock price to decline.

Our ability to execute our business plan and grow our business will be heavily dependent on our management team’s ability to work effectively together. We may incur additional costs as we effect this integration while also satisfying the enhanced financial management requirements that will be imposed on us as we manage our growth and become a public company.

The cyclical nature of the semiconductor industry and the networking markets could adversely affect our operating results and our business.

Our business is subject to the cyclicality of the semiconductor industry, especially the market for communications integrated circuits. Historically, there have been significant downturns in this industry segment, characterized by reduced demand for integrated circuits and accelerated erosion of average selling prices. At times, these downturns have lasted for prolonged periods of time. Furthermore, from time to time, the semiconductor industry has also experienced periods of increased demand and production constraints, in which event we may not be able to have our products produced in sufficient quantities, if at all, to satisfy our customers’ needs. It is likely that the communications integrated circuit business will experience similar downturns in the future and that, during such times, our business could be adversely affected. It is also likely that the semiconductor industry will experience periods of strong demand. We may have difficulty in obtaining enough product to sell to our customers or may face substantial increases in the wafer prices charged by our foundries.

In addition, the networking industry from time to time has experienced and may experience a pronounced downturn. To respond to a downturn, many networking service providers may be required to slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from networking OEMs, which would have a significant negative impact on our business. In the future, a downturn in the networking industry may cause our operating results to fluctuate significantly from year to year, which also may tend to increase the volatility of the price of our common stock.

We may not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our technology.

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property.

We cannot assure you that any patents will issue from any of our pending applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us. For example, such patents could be challenged or circumvented by our competitors or declared invalid or unenforceable in judicial or administrative proceedings. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products. We do not have foreign patents or pending applications corresponding to many of our U.S. patents and patent applications, including in some foreign countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

With respect to our other proprietary rights, it may be possible for third parties to copy or otherwise obtain and use our proprietary technology or marks without authorization or to develop similar technology independently. Monitoring unauthorized use of our proprietary technology or marks is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation or unauthorized use of our technology or marks. In addition, effective patent, copyright, trademark and trade secret protection may not be available or may be limited in certain foreign countries. Many companies based in the U.S. have encountered substantial infringement problems in foreign countries, including countries in which we sell products. Our failure to effectively protect our intellectual property could reduce the value of our technology and could harm our business, financial condition and operating results.

Furthermore, we have in the past and may in the future initiate claims or litigation against third parties to determine the validity and scope of proprietary rights of others. In addition, we may in the future initiate litigation to enforce our intellectual property rights or the rights of our customers or to protect our trade secrets. Litigation by us could result in significant expense and divert the efforts of our technical and management personnel and could materially and adversely affect our business, whether or not such litigation results in a determination favorable to us.

Any claim that our products or our proprietary technology infringe third party intellectual property rights could increase our costs of operation and distract management and could result in expensive settlement costs.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in often protracted and expensive litigation. In the past, we have been involved in litigation relating to intellectual property rights. We are not aware of any currently pending intellectual property litigation against us. However, we have received notices from time to time that claim we have infringed upon or misappropriated intellectual property rights owned by others. We typically respond when appropriate and as advised by legal counsel. We cannot assure you that parties will not pursue litigation with respect to those allegations. We may, in the future, receive similar notices, any of which could lead to litigation against us. For example, parties may initiate litigation based on allegations that we have infringed their intellectual property rights or misappropriated or misused their trade secrets or may seek to invalidate or otherwise render unenforceable one or more of our patents. Litigation against us could result in significant expense and divert the efforts of our management, technical, marketing and other personnel, whether or not the litigation results in a determination adverse to us. We cannot assure you that we will be able to prevail or settle any such claims or that we will be able to do so at a reasonable cost. In the event of an adverse result in any such litigation, we could be required to pay substantial damages for past infringement and royalties for any future use of the technology. In addition, we may be required to cease the sale of certain products, recall certain products from the market, redesign certain products offered for sale or under development or cease the use of certain marks or names. We cannot assure you that we will be able to successfully redesign our products or do so at a reasonable cost. Additionally, we have in the past sought and may in the future seek to obtain a license to a third party’s intellectual rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we cannot assure you that we would be able to obtain a license on commercially reasonable terms, or at all.

Our customers could also become the target of litigation relating to the patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in some of our license or customer agreements. These obligations could result in substantial expenses, including the payment by us of costs and damages related to claims of patent infringement. In addition to the time and expense required for us to provide support or indemnification to our customers, any such litigation could disrupt the businesses of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease. We cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial condition. We do not have any insurance coverage for intellectual property infringement claims for which we may be obligated to provide indemnification. If we are obligated to pay damages in excess of, or otherwise outside of, our insurance coverage, or if we have to settle these claims, our operating results could be adversely affected.

If we are unable to compete effectively, our revenue and market share may be reduced.

Our business is extremely competitive, especially during the design-in phase of networking OEMs’ design cycles. Historically, we compete with the enterprise and networking divisions of large semiconductor manufacturers, such as Cypress Semiconductor Corporation and Integrated Device Technology, Inc., or IDT, which have more established reputations, more diverse customer bases and greater financial and other resources than we do. In addition, our OEM customers may design their own integrated circuits to address their needs for network-aware processing. As we develop new applications for our knowledge-based processors and expand into new markets, we expect to face even greater competition. Our present and future competitors may be able to better anticipate customer and industry demands and to respond more quickly and efficiently to those demands, such as with product offerings, financial discounts or other incentives. Furthermore, our OEM customers may be able develop or acquire integrated circuits that satisfy their needs faster or most cost effectively than we can. We cannot assure you that we will be able to compete effectively against these and our other competitors. If we do not compete effectively, our revenue and market share may decline.

Any acquisitions we make could disrupt our business and harm our financial condition.

In the future, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions, and we are currently not subject to any agreement or letter of intent with respect to potential acquisitions.

Acquisitions present a number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including:

•	integration of the acquired employees, operations, technologies and products with our existing business and products;

•	focusing management’s time and attention on our core business;

•	retention of business relationships with suppliers and customers of the acquired company;

•	entering markets in which we lack prior experience;

•	retention of key employees of the acquired company; and

•	amortization of intangible assets, write-offs, stock-based compensation and other charges relating to the acquired business and our acquisition costs.

Our success may depend on our ability to comply with new or evolving industry standards applicable to our products or our business.

Our ability to compete in the future may depend on our ability to ensure that our products comply with evolving industry standards affecting the networking equipment and other markets in which we compete. In addition, from time to time, new industry standards may emerge which could render our products incompatible with the products of our customers or suppliers. In order to ensure compliance with the relevant standards, we may be required to devote significant time, capital and other resources to modify or redesign our existing products or to develop new products. We cannot assure you that we will be able to develop products which comply with prevailing standards. If we are unable to develop these products in a timely manner, we may miss significant business opportunities, and our revenue and operating results could suffer.

If an earthquake or other natural disaster disrupts the operations of our third party wafer foundries or other vendors located in high risk regions, we could experience significant delays in the production or shipment of our products.

TSMC and UMC, which manufacture our products, along with most of our vendors who handle the assembly and testing of our products, are located in Asia. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third party vendors, as well as other providers of these services. As a result of this earthquake, these vendors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, additional earthquakes occurred in Taiwan. The occurrence of additional earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us. We may not be able to obtain alternate capacity on favorable terms, if at all.

Our stock price could drop, and there could be significantly less trading activity in our stock, if securities or industry analysts downgrade our stock or do not publish research or reports about our business.

Our stock price and the trading market for our stock are likely to be affected significantly by the research and reports concerning our company and our business which are published by industry and securities analysts. We do not have any influence or control over these analysts, their reports or their recommendations. Our stock price and the trading market for our stock could be negatively affected if any analyst downgrades our stock, publishes a report which is critical of our business, or discontinues coverage of us.

Our common stock has experienced substantial price volatility.

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly because of quarter-to-quarter variations in our actual or anticipated financial results, other semiconductor companies, or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately 42.3% of our outstanding common stock. These stockholders acting together will have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change of control transaction and depress the market price of our stock.

Various provisions of our certificate of incorporation and bylaws might have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions eliminate cumulative voting in the election of directors, limit the right of stockholders to call special meetings and establish specific procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings.

We are also subject to provisions of Delaware law which could delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

Our board of directors might issue up to 50,000,000 shares of preferred stock without stockholder approval on such terms as the board might determine. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future.

Our stockholder rights plan could prevent stockholders from receiving a premium over the market price for their shares from a potential acquiror.

We adopted a stockholder rights plan that generally entitles our stockholders to rights to acquire additional shares of our common stock when a third party acquires 15.0% of our common stock or commences or announces its intent to commence a tender offer for at least 15.0% of our common stock, other than for certain stockholders that were stockholders prior to our initial public offering as to whom this threshold is 20.0%. This plan could delay, deter or prevent an investor from acquiring us in a transaction that could otherwise result in stockholders receiving a premium over the market price for their shares of common stock.

We may need to obtain financing in order to fund our growth strategy.

We believe that we have or will have access to capital, including the net proceeds of our initial public offering, sufficient to satisfy our working capital requirements for at least the next 12 months. After that time, it may be necessary for us to raise additional funds to support our growth. We cannot assure you that we will be able to obtain financing when needed or that, if available to us, the terms will be acceptable to us. If we issue equity securities in any financing, the new securities may have rights and preferences senior to our shares of common stock, and the ownership interest in us of our current stockholders will be proportionately reduced. If we issued debt securities, they will rank senior to all equity securities. If we are unable to raise additional capital, we may not be able to implement our growth strategy, and our business could be harmed significantly.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2004, our investments consisted mostly of investment grade commercial paper and U.S. government debt. Our results of operations or financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. Our exposure to interest rates also relates to an increase or decrease in the amount of interest expense we may incur depending upon our outstanding bank debt. As of June 30, 2004, our bank facility allowed us to borrow up to $14.5 million at a variable interest rate based upon the prime rate. The risks associated with fluctuating interest expense are limited to this debt instrument, and we do not believe that a 10.0% change in the prime rate would have a material impact upon our results of operations.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings that management believes will have a material adverse effect on our business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) During the quarterly period ended June 30, 2004, we issued the following securities that were not registered under the Securities Act of 1933:

(i)	In June 2004, we issued options to certain of our employees to purchase an aggregate of 272,500 shares of common stock at an exercise price of $13.00 per share pursuant to our 2000 Stock Plan. Between April and June 2004, we issued an aggregate of 50,032 shares of common stock upon exercise of options issued pursuant to our 2000 Stock Plan for aggregate gross proceeds to us of $95,051.60. In addition, in April and June 2004, we issued 2,437 shares upon exercise of stock purchase rights for no additional consideration to us. These securities were issued in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act of 1933.

(ii)	In May and June 2004, we issued aggregate of 19,250 shares of common stock upon exercise of warrants previously issued for aggregate gross proceeds to us of $31,000. These shares were issued in reliance on Section 3(a)(9) of the Securities Act.

The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

(d) We are furnishing the following information with respect to the use of proceeds we received from our initial public offering in July 2004:

Gross proceeds to the company		$44,842,512
Offering expenses:
Underwriting fees	$3,138,976
Other offering expenses (estimated)	2,755,000

Total offering expenses		5,893,976

Net proceeds to the company		$38,948,536

As of the date of this report, we used the net proceeds of the offering as follows:

•	We used $10.5 million to repay existing debt under our credit lines with Silicon Valley Bank;

•	We used $7.8 million to repay the convertible promissory notes we issued and sold in March 2004; and

•	We invested the remaining net proceeds in short-term, interest-bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

(e) No purchase of shares of our common stock by or on behalf of us or any affiliated purchase occurred during the fiscal quarter ended June 30, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2004, we held an annual meeting of our stockholders. At our annual meeting, each of our directors was elected to hold office until the next annual meeting of stockholders and received the number of votes set forth below:

Name	For	Withheld
Ronald Jankov	45,652,955	98,321
Norman Godinho	45,751,276	—
Varadarajan Srinivasan	45,172,263	101,321
Douglas Broyles	45,747,276	4,000
Steve Domenik	45,742,276	9,000
Lionel Allan	45,246,584	9,000
Leonard Perham	45,746,276	5,000

Our Amended and Restated Bylaws were approved by the votes set forth below:

For	Against	Abstentions
45,599,230	142,921	9,125

Our 2004 Equity Incentive Plan was approved by the votes set forth below:

For	Against	Abstentions
45,599,230	143,921	8,125

Our 2004 Employee Stock Purchase Plan was approved by the votes set forth below:

For	Against	Abstentions
45,590,480	151,671	9,125

The ratification of the entering into an indemnity agreement with each of our directors and the approval of our entrance into an indemnity agreement with each of our future directors was approved by the votes set forth below:

For	Against	Abstentions
45,650,830	92,321	8,125

The ratification of all acts of our Board of Directors or the Board of Directors of any predecessor entity since April 1995 was approved by the votes set forth below:

For	Against	Abstentions
39,446,384	92,321	6,212,571

The ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as our independent auditors for the fiscal years ended December 31, 2001, 2002 and 2003 and to appoint PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004 was approved by the votes set forth below:

For	Against	Abstentions
45,746,276	0	5,000

Item 6. Exhibits and Reports on Form 8-K:

(a) An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

(b) We filed no current reports on Form 8-K during the fiscal quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: August 20, 2004	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 20, 2004	By:	/s/ DONALD WITMER
Donald Witmer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant, filed on August 2, 2004

17.1	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated August 18, 2004

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32	Section 1350 certification