Form 10-Q
period 2004-09-30
NETLOGIC MICROSYSTEMS INC
filed 2004-11-12
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 17,578,125 as of November 1, 2004.

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$39,636	$13,155
Restricted cash	—	5,000
Short-term investments	—	2,995
Accounts receivable, net	3,634	4,062
Inventory	8,471	3,584
Prepaid expenses and other current assets	1,731	560

Total current assets	53,472	29,356

Property and equipment, net	2,105	2,031
Other assets	50	457

Total assets	$55,627	$31,844

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$—	$9,910
Accounts payable	3,961	3,581
Accrued liabilities	4,152	8,118
Deferred revenue	—	500
Capital lease obligations, current	276	351

Total current liabilities	8,389	22,460

Capital lease obligations, long-term	6	135
Other liabilities	72	—

Total liabilities	8,467	22,595

Redeemable convertible preferred stock	—	91,600

Stockholders’ equity (deficit):
Common stock	176	36
Additional paid-in capital	150,932	10,686
Notes receivable from stockholders	(515)	(1,620)
Deferred stock-based compensation	(4,326)	(4,300)
Accumulated deficit	(99,107)	(87,153)

Total stockholders’ equity (deficit)	47,160	(82,351)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$55,627	$31,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$12,441	$2,594	$31,456	$5,106
License and engineering service revenue	—	8	1,128	3,013

Total revenue	12,441	2,602	32,584	8,119

Cost of revenue:
Cost of product revenue (1)	6,861	8,248	18,766	10,015
Cost of license and engineering service revenue	—	2	—	5

Total cost of revenue	6,861	8,250	18,766	10,020

Gross profit	5,580	(5,648)	13,818	(1,901)

Operating expenses:
Research and development	3,891	4,634	12,365	12,346
Selling, General and Administrative	1,735	1,201	4,895	3,256
Stock-based compensation (2)	1,090	683	4,616	1,495

Total operating expenses	6,716	6,518	21,876	17,097

Loss from operations	(1,136)	(12,166)	(8,058)	(18,998)

Other income (expense), net:
Interest income	94	71	207	305
Interest expense	(2,564)	(21)	(3,996)	(82)
Other income (expense), net	(32)	(12)	(108)	(62)

Total interest and other income (expense), net	(2,502)	38	(3,897)	161

Net loss	$(3,638)	$(12,128)	$(11,955)	$(18,837)

Net loss per share - Basic and Diluted	$(0.22)	$(3.68)	$(1.50)	$(5.23)

Shares used in calculation - Basic and Diluted	16,243	3,292	7,954	3,599

(1) Stock-based compensation included in cost of product revenue	$67	$11	$168	$71

(2) Components of stock-based compensation included in operating expenses:
Research and development	$410	$447	$1,843	$974
Selling, general and administrative	680	236	2,773	521

Total	$1,090	$683	$4,616	$1,495

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,955)	$(18,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223	1,766
Issuance of stock options for services	11	6
Non-cash interest expense	3,445	22
Provision for allowance for doubtful accounts	192	102
Amortization of deferred stock-based compensation	4,784	1,566
Changes in assets and liabilities:
Accounts receivable	236	(831)
Inventory	(4,887)	(2,294)
Prepaid expenses and other assets	(616)	(4,802)
Accounts payable	380	(945)
Accrued liabilities	(3,966)	7,125
Deferred revenue	(500)	(550)
Other long-term liabilities	72	—

Net cash used in operating activities	(11,581)	(17,672)

Cash flows from investing activities:
Purchase of fixed assets	(1,034)	(1,070)
Sale (purchase) of short-term investments, net	2,995	(2,398)
Restricted cash	5,000	—

Net cash provided by (used in) investing activities	6,961	(3,468)

Cash flows from financing activities:
Proceeds from convertible promissory notes	7,650	—
Repayment of convertible promissory notes	(7,650)	—
Proceeds from initial public offering, net	39,228	—
Proceeds from issuance of common stock	1,048	49
Repurchase of restricted common stock for cash	—	(48)
Principal payments on capital lease obligations	(347)	(47)
Proceeds from notes payable and lines of credit	560	5,661
Repayment of notes payable and lines of credit	(10,470)	(1,755)
Proceeds from repayment of notes receivable from stockholders	1,082	57

Net cash provided by financing activities	31,101	3,917

Net increase (decrease) in cash and cash equivalents	26,481	(17,223)
Cash and cash equivalents at the beginning of the period	13,155	37,881

Cash and cash equivalents at the end of the period	$39,636	$20,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$276	$55

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of property and equipment under capital leases	$143	$441

Repurchase of restricted common stock through cancellation of stockholder notes	$23	$124

Issuance of warrants in connection with the lines of credit	$223	$17

Conversion of redeemable covertible preferred stock into common stock	$91,600	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NetLogic Microsystems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of NetLogic Microsystems, Inc. (“we,” “our” and the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

On July 8, 2004, the Securities and Exchange Commission declared effective our registration statement, which we filed on Form S-1 under the Securities Act of 1933 in connection with an initial public offering of our common stock. Under this registration statement, we registered 5,775,000 shares of our common stock, excluding shares subject to the underwriters’ overallotment option (which was not exercised), with a public offering price of $12 per share. We sold 3,736,876 shares and certain stockholders of the Company sold the remaining 2,038,124 shares. We received $39.2 million in proceeds after deducting underwriters’ fees and other transaction costs. In connection with the initial public offering, 38,560,664 shares of redeemable convertible preferred stock were converted into 9,640,145 shares of common stock and the carrying value of convertible preferred stock was reclassified to common stock and additional paid-in capital.

2. Significant Accounting Policies

Revenue Recognition

We derive revenue mainly from product sales and, to a lesser extent, from licensing of our technology and engineering services.

Revenue from product sales is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer supports, additional products or enhancements. Our customers have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

From time to time, we perform engineering services for third parties. Engineering service revenue is recognized as services are preformed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

In 2002, we entered into a license and technology transfer agreement with Micron Technology, which was subsequently amended in May 2003. Under the terms of the agreement, we are entitled to receive payments related to the licensing of certain technology and completion of certain milestones. Revenue related to the licensing of our technology was recognized upon signing the amended agreement as the technology had been delivered, the price was fixed and all of our obligations had been met. Revenue related to milestone payments is recognized on a cash-receipt basis.

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

The following table illustrates the effect on our net loss as if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss - as reported	$(3,638)	$(12,128)	$(11,955)	$(18,837)
Add: stock-based compensation expense included in reported net loss	1,157	694	4,784	1,566
Deduct: stock-based compensation expense determined under fair value based method for all awards	(1,996)	(783)	(5,863)	(1,778)

Net loss - pro forma	$(4,477)	$(12,217)	$(13,034)	$(19,049)

Net loss per common share - basic and diluted:
As reported	$(0.22)	$(3.68)	$(1.50)	$(5.23)

Pro forma	$(0.28)	$(3.71)	$(1.64)	$(5.29)

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

Fair value disclosures

We calculated the fair value of each option grant on the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.43%	2.44% - 3.07%	2.70% - 3.62%	1.95% - 3.07%
Expected life of options	4 years	4 years	4 years	4 years
Expected dividend yield	0%	0%	0%	0%
Volatility	80%	0%	0% - 80%	0%

The weighted average fair value of employee stock option grants was $7.26 and $11.96 for the three months ended September 30, 2004 and 2003, respectively, and $9.38 and $10.30 for the nine months ended September 30, 2004 and 2003, respectively.

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

The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(3,638)	$(12,128)	$(11,955)	$(18,837)

Denominator:
Weighted-average common shares outstanding	16,552	3,582	8,263	3,606
Less: shares subject to repurchase	(309)	(290)	(309)	(290)

Shares used in calculation - basic and diluted	16,243	3,292	7,954	3,316

For the three and nine months ended September 30, 2004, employee stock options to purchase 1.9 million shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

5. Cash, Cash Equivalents and Short-term Investments

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments comprise primarily debt instruments that have been classified as available-for-sale. Short-term investments are carried at their fair market value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in income. Short-term investments at December 31, 2003, were acquired at an aggregate cost of $3.0 million. Unrealized gains and losses at September 30, 2004 and December 31, 2003 were not material.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash and money market funds	$36,838	$12,905
Commercial paper	2,798	250

	$39,636	$13,155

Short-term investments:
U.S. Government debt securities	$—	$2,995

6. Balance Sheet Components

The components of our inventory at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30, 2004	December 31, 2003
Inventories:
Finished goods	$4,717	$229
Work-in-progress	3,754	3,355

	$8,471	$3,584

The components of our accrued liabilities at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30, 2004	December 31, 2003
Accrued liabilities:
Accrued inventory	$1,390	$812
Adverse purchase commitments	418	3,365
Other accrued liabilities	2,344	3,941

	$4,152	$8,118

7. Product Warranties

We provide a limited warranty on our products for one year from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2004 (in thousands):

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Warranty accrual:
Beginning balance	$651	$1,051
Settlements made during the period	—	(400)
Provision for warranty	—	—
Change in estimate	(300)	(300)

Ending balance	$351	$351

During the three months ended September 30, 2004, we reassessed the warranty accrual requirements based on our most recent warranty expense data as our manufacturing yield became normalized. As a result of this reassessment, we released approximately $0.3 million of warranty accrual during the three months ended September 30, 2004.

8. Revolving line of credit

In October 2003, we entered into an agreement with Silicon Valley Bank to establish a working capital and accounts receivable line of credit (the “Working Capital Line”), which enabled us to borrow up to $4.5 million for working capital purposes and up to $3.0 million based on certain outstanding accounts receivable balances. The terms of the loan required $5.0 million to be on deposit with the bank and this amount was included as restricted cash on the balance sheet at December 31, 2003.

In July 2004, we repaid in full $10.5 million outstanding under a line of credit (the “Working Capital Line”). Subsequent to our initial public offering on July 8, 2004, the Working Capital Line was amended and our line of credit was increased to $14.5 million available for general working capital purposes. As of September 30, 2004, we had no balance outstanding under the Working Capital Line. Borrowings under the Working Capital Line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent, or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the Working Capital Line, our total unrestricted cash, cash equivalents and marketable securities must be at least $30 million. We complied with this covenant as of September 30, 2004.

9. Convertible Promissory Notes

In March 2004, we issued $7.6 million in convertible promissory notes (the “Notes”) bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share. The Notes were issued to existing stockholders, directors and management. The Notes were convertible at a conversion price of $3.25 at the option of the holder in March 2005 into approximately 2.6 million shares of Series D Redeemable Convertible Preferred Stock, if not earlier repaid. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature of $2.5 million. The warrants had a fair value of $1.0 million, estimated using the Black-Scholes valuation model, with a risk-free interest rate of 2.44%, a four-year life of the warrants, expected dividend yield of zero, volatility of 90% and a fair value of $3.55. The beneficial conversion feature and the fair value of the warrants were reflected as a discount to the promissory notes. Both the beneficial conversion feature and the warrants were being charged to interest expense over the term of the notes.

In July 2004, the promissory notes and accrued interest were repaid in full following the closing of the initial public offering of our common stock. The unamortized value of the beneficial conversion feature and the warrants of $2.5 million at the time of notes repayment was charged to interest expense during the three months ended September 30, 2004.

10. Commitments and Contingencies

Purchase Commitments

At September 30, 2004, we had approximately $7.0 million in non-cancelable purchase commitments with suppliers. We have recorded a liability of $0.4 million for adverse purchase commitments related to a portion of these commitments which is considered unsalable.

Contingencies

We may be party to claims and litigation proceedings arising from time to time in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that we currently have any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations. There can be no assurance that any such matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring royalty payments in the future, which may adversely impact gross margins.

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

11. Related Party Transactions

In May 2004, we entered into a lease agreement (the “Lease Agreement”) for our headquarters facility in Mountain View, California with an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which is currently a holder of more than 5.0% of our voting securities. Prior to entering into the Lease Agreement, we had a sublease agreement (the “Sublease”) for our previous headquarters facility with a lessee of the Affiliate. During the nine months ended September 30, 2004, we made lease payments of approximately $138,000 in aggregate under the Lease Agreement and the Sublease.

12. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
North America	$11,758	$1,951	$30,551	$7,075
Asia	550	179	1,250	302
Europe	133	472	783	742

Total	$12,441	$2,602	$32,584	$8,119

The following table summarizes the revenue from customers representing in excess of 10% of the total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Customer A	76%	17%	69%	12%
Customer B	0%	0%	3%	37%
Customer C	6%	22%	8%	14%
Customer D	3%	14%	2%	7%
Customer E	1%	15%	2%	5%

13. Recent Accounting Pronouncements

EITF 03-01—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues

In March 2004, the Emerging Issues Task Force (“EITF”) amended and ratified previous consensus reached on EITF 03-01, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management’s intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. The adoption of EITF 03-01 did not have a material impact on our results of operations or financial conditions.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets high performance knowledge-based processors for a variety of advanced Internet, corporate and other networking systems, such as routers, switches, network access equipment and networked storage devices offered by companies such as Alcatel, ARRIS, Atrica, Cisco, Extreme Networks, Fujitsu, Foundry Networks, Force10, Hitachi, Huawei, Juniper Networks and Nortel Networks.

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

In the third quarter of 2003, industry economic conditions improved and we accelerated production of a customized version of our knowledge-based processors designed specifically for Cisco. In the third and fourth quarters of 2003, we shipped a substantial quantity of these knowledge-based processors to Cisco, which processors met our yield objectives and passed the qualification and testing procedures that Cisco and we had applied to them. At the time, the number of processors passing these procedures resulted in production yields that were within our expectations. We continued to ship a significant number of these processors through the end of 2003; however, in the first quarter of 2004, Cisco began to apply more rigorous testing on their networking systems that identified certain situations in which our products failed to perform to specification. Cisco returned approximately 11,000 units of these products to us under the terms of our standard warranty. Of these, approximately 5,000 units were shipped in 2003. We retested the 11,000 returned units and approximately 4,000 units passed the rescreening process. We reshipped those units and replaced the remaining returned units with our processors that passed more stringent testing procedures. Yield on products tested with more stringent testing procedures was unusually low resulting in a cost per unit that exceeded selling price. To improve yield on future products, we modified the design. Since that time, our production yields have improved to projected levels. As a result of these events, we have reduced the carrying value of our inventory at December 31, 2003 by $7.0 million to properly record them at their estimated market value. This includes a $6.4 million transfer of charges recognized in the third quarter of 2003 for adverse purchase commitments. To date, the replacement products and products incorporating the design modification have met and continue to meet Cisco’s testing and qualification requirements.

We have recently experienced significant revenue growth, primarily due to a rapid rise in new customer orders for our knowledge-based processors, which began in the second half of 2003. Specifically, our product revenue increased 518% to $31.5 million during the nine months ended September 30, 2004 from $5.1 million during the same period in 2003. The volume of our knowledge-based processor shipments increased more than 1,700% during the nine months ended September 30, 2004, compared to that of the same period of 2003. Our total revenue for the nine months ended September 30, 2004 and 2003 included non-recurring license fees of approximately $1.1 million and $3.0 million, respectively, related to our license agreement with Micron Technology, Inc. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenues from non-recurring engineering services beyond 2004.

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

Revenue Recognition. One of the criteria for revenue recognition is that the collectability of the resulting receivable is reasonably assured. Determination of this criterion is based on management’s judgments regarding the collectability of those fees. The recent growth and the establishment of new or more significant customer relationships mean that management does not have a substantial history of making these judgments. To date, our customers consist primarily of large, well-established publicly traded companies. Should our customer base change to include smaller, less-established companies, and collectability of accounts receivable from these customers be uncertain, revenue recognition for a reporting period may be negatively affected. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Accounting for Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” In applying SFAS 109, we are required to estimate our current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have established a full valuation allowance against our deferred tax assets due to uncertainties regarding our ability to realize these assets. These uncertainties relate primarily to the level of our historical losses and the absence of objective evidence supporting the future realization of these assets. In the event we were to determine that it is more likely than not that we are able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

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

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands, except percentage data):

	Three Months ended September 30, 2004	Percentage of Revenue	Three Months ended September 30, 2003	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$12,441	100.0%	$2,594	99.7%	$9,847	379.6%
License and engineering service revenue	—		8	0.3%	(8)	-100.0%

Total revenue	12,441	100.0%	2,602	100.0%	9,839	378.1%
Cost of revenue:
Cost of product revenue	6,861	55.1%	8,248	317.0%	(1,387)	-16.8%
Cost of license and engineering service revenue	—		2	0.1%	(2)	-100.0%

Total cost of revenue	6,861	55.1%	8,250	317.1%	(1,389)	-16.8%

Gross profit	$5,580	44.9%	$(5,648)	-217.1%	$11,228	-198.8%

Revenue. The increase in total revenue during the three months ended September 30, 2004 resulted from the growth in sales of our knowledge-based processors. During the three months ended September 30, 2004, the volume of knowledge-based processor shipments increased approximately 1,700% compared to that of the three months ended September 30, 2003. Revenue from sales to one of Cisco Systems, Inc.’s contract manufacturers, Solectron, represented 76% of total revenue for the three months ended September 30, 2004 compared to 17% during the three months ended September 30, 2003.

Cost of Revenue. The cost of revenue decreased to $6.9 million for the three months ended September 30, 2004 despite the increased unit shipments of knowledge-based processors primarily as a result of the lower unit cost realized by the continued improvement in our manufacturing yield. During the three months ended September 30, 2004, we reassessed the warranty accrual requirements based on our most recent warranty expense data as our manufacturing yield became normalized. As a result of this reassessment, we released approximately $0.3 million of warranty accrual to cost of sales during the three months ended September 30, 2004. We also recorded a provision for excess and obsolete inventory reserve of $0.3 million during the three months ended September 30, 2004 as we determined that a portion of inventory related to our previous generation products was unsalable. The cost of revenue for the three months ended September 30, 2003 was adversely affected by the low manufacturing yield of our products due to Cisco’s applying more rigorous testing on their networking systems that identified certain situation in which our products failed to perform to specification. As a result of this yield issue, we recorded a $6.6 million charge for adverse purchase commitments during the three months ended September 30, 2003 to cover expected future losses on non-cancelable commitments to purchase wafers. To improve yield, we modified the design of our knowledge-based processors. To date, the products incorporating the design modification have met and continue to meet Cisco’s testing and qualification requirements and our production yields have improved to projected levels.

Gross Profit /Gross Margin. Gross margin increased to 44.9% during the three months ended September 30, 2004 from (217.1)% during the three months ended September 30, 2003. The increase resulted from higher sales of knowledge-based processors, which have a higher average selling price than other products, and continued improvements in production yields for these products. Gross margin was favorably impacted by the sale of $0.3 million of products that had been fully reserved in prior periods and accordingly had no associated costs of revenue.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands, except percentage data):

	Three Months ended September 30, 2004	Percentage of Revenue	Three Months ended September 30, 2003	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$3,891	31.3%	$4,634	178.1%	$(743)	-16.0%
Selling, general and administrative	1,735	13.9%	1,201	46.2%	534	44.5%
Stock-based compensation	1,090	8.8%	683	26.2%	407	59.6%

Total operating expenses	$6,716	54.0%	$6,518	250.5%	$198	3.0%

Research and Development Expenses. Research and development expenses decreased during the three months ended September 30, 2004 primarily due to decreases in product development and qualification expenses of $1.1 million. The decrease in product development and qualification expenses was offset by the increase in mask expenses of $0.3 million. During the three months ended September 30, 2003, product development and qualification expenses were significantly higher as we began to ramp up the production of knowledge-based processor products. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased over the same period in 2003 primarily due to the increases in directors and officers’ insurance premium of $0.2 million, audit and legal fees of $0.1 million and salaries and benefits of $0.1 million. The increases in directors and officers’ insurance premium and legal and audit fees were the results of the Company’s becoming a publicly-traded company in July 2004. The increase in salaries and benefits was due to the increase in headcount to support our growing operations. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Stock-based compensation. The increase in stock-based compensation amortization was primarily due pre-IPO grants of stock options with exercise prices below the fair value of common stock. Stock-based compensation expense is based on the difference between the exercise price of the option grants and the fair value of our common stock at the time of such grants.

Other items

The table below sets forth other data for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands, except percentage data):

	Three Months ended September 30, 2004	Percentage of Revenue	Three Months ended September 30, 2003	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$94	0.8%	$71	2.7%	$23	32.39%
Interest expense	(2,564)	-20.6%	(21)	-0.8%	(2,543)	12109.52%
Other income (expense), net	(32)	-0.3%	(12)	-0.5%	(20)	166.67%

Total interest and other income (expense), net	$(2,502)	-20.1%	$38	1.5%	$(2,540)	-6684.21%

Interest and Other Income (Expenses), net. The significant increase in interest and other expense, net during the three months ended September 30, 2004 was primarily due to the accelerated amortization of beneficial conversion feature that was originally recorded in connection with the issuance of promissory notes in March 2004. The promissory notes were repaid in full in July 2004, and accordingly, the remaining value of beneficial conversion feature of $2.5 million was charged entirely to interest expense.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the nine months ended September 30, 2004 and the nine months ended September 30, 2003 (in thousands, except percentage data):

	Nine Months ended September 30, 2004	Percentage of Revenue	Nine Months ended September 30, 2003	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$31,456	96.5%	$5,106	62.9%	$26,350	516.1%
License and engineering service revenue	1,128	3.5%	3,013	37.1%	(1,885)	-62.6%

Total revenue	32,584	100.0%	8,119	100.0%	24,465	301.3%
Cost of revenue:
Cost of product revenue	18,766	57.6%	10,015	123.4%	8,751	87.4%
Cost of license and engineering service revenue	—		5	0.1%	(5)	-100.0%

Total cost of revenue	18,766	57.6%	10,020	123.4%	8,746	87.3%

Gross profit	$13,818	42.4%	$(1,901)	-23.4%	$15,719	-826.9%

Revenue. The increase in total revenue during the nine months ended September 30, 2004 was primarily due to the growth in sales of our knowledge-based processors. During the nine months ended September 30, 2004, the volume of knowledge-based processor shipments increased approximately 1,700% compared to that of the nine months ended September 30, 2003. Revenue from sales to one of Cisco Systems, Inc.’s contract manufacturers, Solectron, represented 69% of total revenue for the nine months ended September 30, 2004 compared to 12% during the nine months ended September 30, 2003.

License and engineering service revenue for the nine months ended September 30, 2004 and 2003 totaled $1.1 million and $3.0 million respectively. All such revenue arose under our agreement with Micron Technologies, Inc.

Cost of Revenue. The increase in cost of product revenue during the nine months ended September 30, 2004 was primarily due to the increase in sales volumes of our knowledge-based processors. During the nine months ended September 30, 2004, the volume of knowledge-based processor shipments increased by 1,700% compared to that of the nine months ended September 30, 2003. During the three months ended September 30, 2004, we reassessed the warranty accrual requirements based on our most recent warranty expense data as our manufacturing yield became normalized. As a result of this reassessment, we released approximately $0.3 million of warranty accrual to cost of sales during the three months ended September 30, 2004. We also recorded a provision for excess and obsolete inventory reserve of $0.3 million during the three months ended September 30, 2004 as we determined that a portion of inventory related to our previous generation products was unsalable. The cost of revenue for the nine months ended September 30, 2003 was adversely affected by the low manufacturing yield of our products due to Cisco’s applying more rigorous testing on their networking systems that identified certain situation in which our products failed to perform to specification. As a result of this yield issue, we recorded a $6.6 million charge for adverse purchase commitments during the nine months ended September 30, 2003 to cover expected future losses on non-cancelable commitments to purchase wafers. To improve yield, we modified the design of our knowledge-based processors. To date, the products incorporating the design modification have met and continue to meet Cisco’s testing and qualification requirements and our production yields have improved to projected levels

Gross Profit/Gross Margin. Gross margin increased to 42.4% during the nine months ended September 30, 2004 from (96.1)% during the three months ended September 30, 2003. The increase resulted from higher sales of knowledge-based processors, which have a higher average selling price, and continued improvements in production yields for these products. During the nine months ended September 30, 2004, gross margin was favorably impacted by the sale of $0.7 million of products that had been fully reserved in prior periods and accordingly had no associated costs of revenue.

Operating expenses

The table below sets forth operating expense data for the nine months ended September 30, 2004 and the nine months ended September 30, 2003 (in thousands, except percentage data):

	Nine Months ended September 30, 2004	Percentage of Revenue	Nine Months ended September 30, 2003	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$12,365	37.9%	$12,346	152.1%	$19	0.2%
Selling, general and administrative	4,895	15.0%	3,256	40.1%	1,639	50.3%
Stock-based compensation	4,616	14.2%	1,495	18.4%	3,121	208.8%

Total operating expenses	$21,876	67.1%	$17,097	210.6%	$4,779	28.0%

Research and Development Expenses. Research and development expenses remained relatively stable during the nine months ended September 30, 2004. Semiconductor mask expense increased by $0.6 million, while product development and qualification expenses increased by $0.7 million. During the nine months ended September 30, 2003, product development and qualification expenses were significantly higher as we began to ramp up the production of knowledge-based processor products. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2004 primarily due to the increases in salaries and benefits of $0.3 million, commission expense of $0.2 million, audit and legal fees of $0.5 million, consulting fees of $0.2 million and directors and officers’ insurance premium of $0.2 million. The increase in salaries and benefits was due to the increase in headcount to support our growing operations. The increase in sales commission was due to the increase in sales of our knowledge-based processors. The increases in legal and audit fees, and insurance premium were the results of the Company’s becoming a publicly-traded company in July 2004. Consulting fees increased as we utilized consultants in the areas of marketing and public relations to support our growing operations.

Stock-based compensation. The increase in stock-based compensation amortization was primarily due pre-IPO grants of stock options with exercise prices below the fair value of common stock.

Other items

The table below sets forth other data for the nine months ended September 30, 2004 and the nine months ended September 30, 2003 (in thousands, except percentage data):

	Nine Months ended September 30, 2004	Percentage of Revenue	Nine Months ended September 30, 2003	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$207	0.6%	$305	3.8%	$(98)	-32.13%
Interest expense	(3,996)	-12.3%	(82)	-1.0%	(3,914)	4773.17%
Other income (expense), net	(108)	-0.3%	(62)	-0.8%	(46)	74.19%

Total interest and other income (expense), net	$(3,897)	-12.0%	$161	2.0%	$(4,058)	-2520.50%

Interest and Other Income (Expenses), net. The significant increase in interest and other expense, net during the nine months ended September 30, 2004 was primarily due to the accelerated amortization of beneficial conversion feature and warrants that were originally recorded in connection with the issuance of promissory notes in March 2004. The promissory notes were repaid in full in July 2004, and accordingly, the remaining value of beneficial conversion feature at the time of repayment was entirely charged to interest expense. During the nine months ended September 30, 2004, amortization of beneficial conversion feature and warrant fair values totaled $2.5 million.

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity were our cash and cash equivalents which totaled $39.6 million. Our investment portfolio consists of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are liquid, investment grade securities.

On July 8, 2004, we completed an initial public offering of our common stock at a price of $12.00 per share. We sold 3,736,876 shares and additional 2,038,124 shares were sold by selling stockholders, excluding shares subject to the underwriters’ over-allotment option (which was not exercised). We received $39.2 million in proceeds after deducting underwriters’ fees and other transaction costs.

In July 2004, we repaid in full $10.5 million outstanding under a line of credit (the “Working Capital Line”). Subsequent to our initial public offering on July 8, 2004, the Working Capital Line was amended and our line of credit was increased to $14.5 million available for general working capital purposes. As of September 30, 2004, we had no balance outstanding under the Working Capital Line. Borrowings under the Working Capital Line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent, or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the Working Capital Line, our total unrestricted cash, cash equivalents and marketable securities must be at least $30 million. We had complied with this covenant as of September 30, 2004.

In March 2004, we issued $7.6 million in convertible promissory notes (the “Notes”) bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share. The Notes were issued to existing stockholders, directors and management. In July 2004, the Notes and accrued interest were repaid in full following the closing of the initial public offering of our common stock.

The table below (in thousands) sets forth the key components of cash flow for the nine months ended September 30, 2004 and 2003:

	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Net cash used in operating activities	$(11,513)	$(17,672)
Net cash provided by (used in) investing activities	$6,893	$(3,468)
Net cash provided by financing activities	$31,101	$3,917

Nine months ended September 30, 2004

During the nine months ended September 30, 2004, our operating activities used net cash of $11.5 million. For cash used in operating activities, net loss of $12.0 million was adjusted for non-cash items primarily related to depreciation, amortization of stock-based compensation and interest expense, which represented amortization and write-off of promissory notes discount. The primary use of cash for operating activities during the nine months ended September 30, 2004 was for our inventory, which increased as we ramped up our production volume in order to meet our customers’ increasing demand for our knowledge-based processors. Cash was also used to reduce our accrued liabilities as we settled our product warranty obligations during the period and used a portion of our IPO proceeds to reduce overall liability balance. Other uses of cash for operating activities included an increase in prepaid and other assets due to the payment of a directors and officers’ insurance premium in connection with our initial public offering, and a decrease in deferred revenue as we completed our obligation under the agreement with Micron Technology, Inc. Cash used for activities related to inventory, accrued liabilities, prepaid and other assets and deferred revenue was offset by an increase in accounts receivable due to the growth in product sales and an increase in accounts payable due to the growth in our operations.

Our investing activities provided net cash of $6.9 million during the nine months ended September 30, 2004. Cash was provided by the sale of short-term investments and the reduction in restricted cash as our amended line of credit agreement with a bank no longer required restricted cash deposit. Cash provided by the sale of short-term investments and the reduction in restricted cash was offset by the acquisition of property and equipment totaling $1.1 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $0.4 million for the remainder of fiscal 2004. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $31.1 million for the nine months ended September 30, 2004. The primary source of cash was the net proceeds received in connection with our initial public offering of $39.2 million. The other sources of cash included the issuance of convertible promissory notes, repayment of stockholder notes received, and proceeds from exercises of stock options and warrants and borrowings under the line of credit. Cash provided by activities above was offset by repayment of convertible promissory notes, repayment of outstanding balance under the line of credit and the payments for capital lease obligations.

Nine months ended September 30, 2003

During the nine months ended September 30, 2003, our operating activities used net cash of $17.7 million. For cash used in operating activities, net loss of $18.8 million was adjusted for non-cash items primarily related to depreciation, amortization of stock-based compensation and provision for allowance for doubtful accounts. The primary uses of cash for operating activities during the nine months ended September 30, 2003 were for our inventory which increased in balance as we ramped up our production volume in order to meet our customers’ increasing demand for our products and the payments for accounts payable during the period. Other changes in working capital, including an increase in accounts receivable due to the product sales growth, an increase in prepaid expense and other assets due to prepayments for wafer purchases from our foundry and a decrease in deferred revenue contributed to the use of cash in operating activities. Cash used for activities related to inventory, accounts payable, prepaid and other assets, accounts receivable and deferred revenue was offset by an increase in accrued liabilities due to recording of adverse purchase commitment accrual to cover expected future losses on non-cancelable commitments to purchase wafers.

Our investing activities used cash of $3.5 million during the nine months ended September 30, 2003. Cash was used for the purchase of short-term investments and the acquisition of equipment totaling $2.4 million. The equipment expenditures were primarily for purchases of computer equipment and research and development design tools to support our growing operations.

Our financing activities provided net cash of $3.9 million for the nine months ended September 30, 2003. The primary source of cash was borrowings under our line of credit. Other sources of cash included the proceeds from exercises of stock options and repayment of stockholder notes received. We used cash to repay outstanding balances under the line of credit, pay capital lease obligations and repurchase restricted stock.

Capital Resources

We believe that our existing cash and cash equivalents balance of $39.6 million, together with the Working Capital Line of $14.5 million, will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Contractual obligations

As of September 30, 2004, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$3,646	$315	$1,101	$1,162	$1,068
Capital lease obligations	282	276	6	—	—
Wafer purchases	6,519	6,519	—	—	—
Other	474	474	—	—	—

Total	$10,921	$7,584	$1,107	$1,162	$1,068

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2004, we were not involved in any unconsolidated SPE transactions.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 85% and 23% of our total revenue during the nine months ended September 30, 2004 and 2003, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the nine moths ended September 30, 2004, Cisco and its contract manufacturers accounted for 71% of our total revenue (and 74% of our total product revenue). During the nine months ended September 30, 2003, Cisco and its contract manufacturers accounted for 16% of our total revenue (and 26% of our total product revenue), license fees from Micron Technology, Inc., or Micron, accounted for 37% of our total revenue and orders placed by sales representatives at the request of Hitachi accounted for 11% of our total revenue. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We have recorded operating losses in each year since our inception in 1995. At September 30, 2004, we had an accumulated deficit of approximately $99.1 million. To become profitable, we will have to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Designing and manufacturing integrated circuits is a difficult, complex and costly process. Once research and development has been completed and the foundry begins to produce commercial volumes of the new integrated circuit, products still may contain errors or defects that could adversely affect product quality and reliability. We have experienced low yields and have incurred substantial research and development expenses in the design and initial production phases of all of our legacy network search engine products and knowledge-based processors during the past three years. For example, after the introduction of our first knowledge-based processor, we shipped a substantial quantity of these knowledge-based processors to Cisco in 2003, which processors met our yield objectives and passed the qualification and testing procedures that Cisco and we had applied to them. Subsequently, Cisco began to apply more rigorous testing on their networking systems that identified certain situations in which our products failed to perform to specification. As a result, Cisco returned these products to us under the terms of our standard warranty, and we replaced them with processors that passed more stringent testing procedures. The more stringent testing resulted in unusually low production yields which increased our per unit cost to an amount in excess of selling price. As a result of these events, we reduced the carrying value of our inventory at December 31, 2003 by $7.0 million to properly record them at their estimated market value. In addition, we established reserves to cover expected future losses on non- cancelable commitments to purchase wafers from our foundries as we estimated that the cost of these wafers and the additional expenses required to package and test the finished products would exceed the price at which the final products could be sold by approximately $3.4 million. The reserves were recorded in the third and fourth quarters of 2003. Although the previously identified errors have not appeared in tests of Cisco networking systems’ replacement parts, and some of the products that we have written down may be reclassified as good parts and resold, we cannot assure you that this error or other material problems will not occur in knowledge-based processors that we have shipped previously or may ship in the future. Moreover, we cannot be certain that other low yield problems with similar or even greater consequences will not arise in the future.

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

We have recently experienced significant revenue growth. Specifically, our total revenue increased 302% to $32.6 million during the nine months ended September 30, 2004 from $8.1million during the same period of 2003, and 377% to $12.4 million during the three months ended September 30, 2004 from $2.6 million in the same period of 2003. In addition, our total revenue increased 367.5% from $2.9 million in 2002 to $13.5 million in 2003, including non-recurring license fees of approximately $3.5 million in 2003. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant payments from non-recurring engineering services beyond 2004. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 85% and 38% of our total revenue in the third quarter of 2004 and 2003, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

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

If we fail to maintain competitive stock option packages for our employees, or if our stock price declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. If our stock price declines due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, our stock option incentives may lose value to key employees, and we may lose these employees or be forced to grant additional options to retain them. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	potential compensation charges against the company, which could negatively impact our operating results.

In addition, if we were required to account for stock options as an operating expense, our net income would be reduced or net losses increased. Accordingly, our financial results would be adversely affected, particularly relative to companies that grant fewer stock options. If we reduce our level of stock option grants, our ability to recruit and retain employees may be adversely affected.

If the accounting treatment for employee stock options changes, our earnings will be adversely affected and we may be forced to change our employee compensation and benefits practices.

We currently account for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. Under a newly-proposed accounting standard, public companies would be required to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated value of the awards at the date of grant. We expect the final standard to be issued later in 2004, and to be effective for us beginning in July 2005. If that proposed standard is adopted in its current form, our expenses will be higher and our earnings will decline compared to our current accounting. As a result, we may consider changing our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our OEM customers based outside the United States accounted for 6% of our total revenue during the nine months ended September 30, 2004, and for 13% of our total revenue during the same period of 2003. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

Our executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own more than 40% of our outstanding common stock. These stockholders acting together will have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

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

Changes in laws and regulations that affect the governance of public companies has increased our operating expenses and will continue to do so.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for The Nasdaq National Market have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we have hired and expect to hire additional personnel and use additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing and possibly newly implemented control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2004, our investments consisted mostly of investment grade commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. Our exposure to interest rates also relates to an increase or decrease in the amount of interest expense we may incur depending upon our outstanding bank debt. As of September 30, 2004, our bank facility allowed us to borrow up to $14.5 million at a variable interest rate based upon the prime rate. The risks associated with fluctuating interest expense are limited to this debt instrument, and we do not believe that a 10.0% change in the prime rate would have a material impact upon our results of operations.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) We are furnishing the following information with respect to the use of proceeds we received from our initial public offering in July 2004:

Gross proceeds to the company		$44,842,512

Offering expenses:
Underwriting fees	$3,138,976
Other offering expenses (estimated)	2,476,000

Total offering expenses		5,614,976

Net proceeds to the company		$39,227,536

As of the date of this report, we used the net proceeds of the offering as follows:

•	We used $10.5 million to repay existing debt under our credit lines with Silicon Valley Bank;

•	We used $7.6 million to repay the convertible promissory notes we issued and sold in March 2004; and

•	We invested the remaining net proceeds in short-term, interest-bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

Item 6. Exhibits and Reports:

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: November 12, 2004	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 12, 2004	By:	/s/ DONALD WITMER
Donald Witmer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.2.1	Form of stock option agreement under 2004 Equity Incentive Plan

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32	Section 1350 certification