Form 10-K
period 2004-12-31
NETLOGIC MICROSYSTEMS INC
filed 2005-03-11
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO.: 000-50838

NETLOGIC MICROSYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0455244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Charleston Road

Mountain View, California 94043

(650) 961-6676

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2005 as reported on the Nasdaq National Market, was $123,857,841. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 28, 2005, registrant had outstanding 17,679,857 shares of common stock, its only class of voting or non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be delivered to the stockholders in connection with registrant’s 2005 Annual Meeting of Stockholders to be held on or about May 18, 2005, are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NETLOGIC MICROSYSTEMS, INC.

FISCAL 2004 FORM 10-K

PART I

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations,” “Liquidity and Capital Resources” and “Risks Factors” below. All forward-looking statements in this report are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The information contained in this report should be read in conjunction with our condensed financial statements and the accompanying notes contained herein. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

ITEM 1. BUSINESS.

Overview

We are a semiconductor company that designs, develops and markets high performance knowledge-based processors for a variety of advanced Internet, corporate and other networking systems, such as routers, switches, network access equipment and networked storage devices. Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge database containing network and network user information to make complex decisions about individual packets of information travelling through the network. Our knowledge-based processors significantly enhance the ability of networking original equipment manufacturers, or OEMs, to supply network service providers with systems offering more advanced functionality for the Internet, such as voice transmission over the Internet, or VoIP, virtual private networks, or VPNs, and streaming video and audio.

Prior to our development of knowledge-based processors, we developed integrated circuits to address basic forwarding functions used in networking systems for the core and enterprise networking markets. We introduced our first product in July 1997, which was sold in limited quantities. To respond to evolving networking requirements, we developed our next generation of products, our network search engines, which featured more advanced processing capabilities. From 1998 to 2001, we introduced several of these network search engine products. During this time, our revenue from these products was low, and we experienced significant net operating losses. In 2000, in response to the dramatic growth in and greater complexity of Internet traffic, we recognized the need to develop more advanced processors to enable higher performance for a variety of advanced networking systems. By 2001, we were able to broaden our customer base to include networking OEMs such as Cisco Systems, Inc., Huawei Technologies Co., Ltd. and Nortel Networks Corporation. In 2002, we introduced our knowledge-based processors, and began substantial production in the second half of 2003, resulting in the majority of our revenue in 2003 and 2004.

Our knowledge-based processors incorporate advanced technologies that enable rapid processing, such as a superscalar architecture, which uses parallel-processing techniques, and deep pipelining, which segments processing tasks into smaller sub-tasks, for higher decision throughput. These technologies enable networking systems to perform a broad range of network-aware processing functions, such as access control for network security, prioritization of traffic flow to maintain quality of service, or QoS, and statistical measurement of Internet traffic for transaction billing.

We design our products at the transistor level and use a full-custom layout flow to define how circuits are constructed in silicon. This allows us to optimize circuit design, minimize chip size and reduce power dissipation of our integrated circuits. By minimizing chip size, we are able to optimize the cost of our knowledge-based processors and facilitate the design of our customers’ products within smaller enclosures, or form factors.

We provide complete, systems-level solutions that include interface designs and firmware, device driver, packet-processing and knowledge database management application software, design tools and environments and reference designs. By providing a comprehensive systems-level solution, we help networking OEMs reliably introduce next generation networking systems and significantly enhance their time-to-market. These systems-level solutions are provided free-of-charge to our OEM customers to encourage sales of our products.

Our products are designed into systems offered by leading networking OEMs, including Alcatel, ARRIS Group, Inc., Atrica, Inc., Cisco, CloudShield Technologies, Inc., Extreme Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei, Juniper Networks, Inc. and Nortel Networks. We organized our business in 1995 as a California limited liability company and, incorporated in Delaware in 2000.

Industry Overview

Networking Market Overview

The Internet has experienced dramatic growth and evolved significantly due to a sharp increase in the level of worldwide voice, video and data traffic. According to International Data Corporation (IDC, 2003), total worldwide Internet traffic is expected to increase from 180 petabits per day in 2002 to 5,175 petabits per day in 2007. This represents a compound annual growth rate of 95.7%. This growth has been driven primarily by a wider variety of uses for the Internet, an increased amount of digital media content available through the Internet, and more advanced Internet applications. These applications include:

•	Voice transmission over the Internet, or VoIP;

•	Video on demand, or VoD;

•	Streaming video and audio;

•	Music, picture and video file downloading and sharing;

•	Email communications; and

•	E-commerce.

Due to the rapid growth of voice, video and data traffic, as well as the greater complexity created by the convergence of these types of traffic, there has been significant expansion of the global networking infrastructure using advanced packet-switching protocols, which are the data formats that enable communication among the systems within the network. These networking systems, based upon packet-switching protocols, transport packets of information through the network. The most common packet-switching protocol is the Internet Protocol, or IP.

The Internet infrastructure consists of various networking systems that handle the processing of IP packets. These systems include routers, switches, network access equipment and networked storage devices. An IP packet that is sent from one user’s device to another typically travels through a variety of networks that comprise the Internet infrastructure. These types of networks include:

•	core networks, for long-distance city-to-city communications which may span hundreds or thousands of miles;

•	enterprise networks, for internal corporate communications, including access to storage environments;

•	metro networks, for intra-city communications which may span several miles;

•	edge networks, which link core, metro, enterprise and access networks; and

•	access networks, which connect individual users to the edge network.

The following diagram depicts typical network connections within the Internet infrastructure:

IP packets are transferred from one networking system to another through these network connections. Each system within the network and each connected end-user device, such as a computer, is assigned a unique identifier, known as an IP address, which allows these systems and devices to communicate with each other. Decisions on how to handle IP packets are made using the data that is contained in the packet header. The packet header information consists of key data regarding the packet, including the IP address of the system that generated the packet, referred to as the source IP address, and the IP address of the device to which the packet is to be transmitted, referred to as the destination IP address. When a packet arrives at a networking system such as a switch or a router, the packet is processed and decisions about the packet header are made. For example, an IP packet traveling from New York to San Francisco might travel through as many as 15 routers or switches and be processed a number of times by each router or switch. For many networking applications, packet processing must be performed without slowing down the overall flow of communication. Keeping pace with the rate of communication flow is referred to as wire-speed performance.

Transporting a packet from its source to a destination involves a basic class of packet processing commonly known as forwarding. For example, to forward a packet, a switch or router would use a packet processor to extract the header information from an incoming packet and store the information to be transported temporarily in an area known as the buffer. Next, the packet header information, in particular the destination IP address, would be analyzed to establish the networking system that the packet should be forwarded to in order to move the packet one step closer to its final destination. Networking OEMs implement packet processor functionality either by developing their own custom integrated circuit solutions, or by using network processors, or NPUs, developed by third parties.

Due to the increased usage of the Internet, as well as the greater complexity of Internet-based applications, the amount of processing required for packets is increasing significantly. These more complex applications require multiple classes of packet processing that depend on both the type of content being transported and the information, or knowledge, of the overall network.

Trend Towards Network-aware Processing

Rapid growth of voice, video and data traffic, as well as the greater complexity created by the convergence of these types of traffic, increasingly challenges OEMs to offer systems that enable network service providers to introduce new services over the Internet, such as VoIP, VPNs, video on demand, streaming video and audio and music file downloading. In particular, networking OEM systems must increasingly use knowledge about the overall network, which includes the method and manner in which networking systems are interconnected as well as traffic patterns and congestion points, connection availability, user-based privileges, priorities and other attributes. Using this knowledge to make complex decisions about individual packets of information involves network awareness, which includes the following:

•	Preferential transmission of packets based upon assigned priority;

•	Restrictions on access based upon security designations;

•	Changes to packet forwarding destinations based upon traffic patterns and bandwidth availability; and

•	Addition or deletion of information about networks and users.

Network awareness in advanced systems requires multiple classes of packet processing, in addition to forwarding. These additional classes of processing include access control for network security, prioritization of packets to maintain QoS and statistical measurement of Internet traffic for transaction billing. Compared to the basic processing task of forwarding, these additional classes of packet processing require a significantly higher degree of processing of IP packets to enable network awareness, or network-aware processing. To maintain wire-speed performance in a network-aware environment, major networking OEMs require hundreds of millions of packet decisions each second, while also updating the knowledge database up to 100,000 times per second.

Several powerful trends are driving greater demand for network-aware processing:

•	Increasing Internet traffic drives the need for higher bandwidth. New applications continue to emerge, including applications for file sharing and downloading of digital media such as MP3 audio files and digital images such as photographs. These new applications require greater speed for effective transmission, which is driving the need for higher bandwidth. To satisfy these needs, routers, switches and other networking systems must have the ability to make rapid forwarding decisions that determine what further processing should be done for the packet, identify where the packet should be sent to next and rapidly transport the packet to the destination port. For example, edge and metro networking speeds have evolved from 1 Gigabit per second, or 1 Gb/s, to 2.5 Gb/s, and are expected to increase to 10 Gb/s over the next several years.

•

Increasing network security requires additional packet inspection. In order to make IP networks secure, security technologies are being deployed at various points within the global networking infrastructure. For example, in the enterprise network, features are being added to secure specific links using VPNs and access control lists. VPNs prevent eavesdropping on a secured communications link that is established between two devices and access control lists enable network service providers to permit or deny access to certain destinations. To implement these features, additional packet inspection is needed, which is typically more complex than the basic processing for forwarding decisions. These features require more information to be stored in the knowledge database and to be subsequently extracted for processing.

•	Convergence of voice, video and data traffic requires enhanced QoS. Convergence of voice, video and data traffic requires enhancement of the IP network infrastructure, as these new services have more stringent performance requirements than traditional packet data. For example, delay in the transmission of a packet, or latency, would significantly degrade the quality of voice and video communications. To support more advanced communications, the network needs to treat packets of data in the IP network differently by assigning them a specified QoS level. For example, packets that require time-critical delivery can be assigned a higher priority for transmission, thereby reducing latency.

•	Proliferation of Internet-connected devices requires more complex processing capabilities and larger knowledge databases. Each Internet-connected device, including computers, handheld personal digital assistants and data and video-enabled mobile phones, is assigned an IP address. The significant increase in the number of such devices has led to a corresponding increase in the number of devices that networking systems need to support, requiring larger knowledge databases. In addition, in an effort to accommodate the connection of more devices to the Internet, the networking industry is moving to a new protocol standard, Internet Protocol version 6, or IPv6, which will increase the length of each IP address, requiring significantly more complex network-aware processing to support larger knowledge databases.

The multiplicative effect of these trends leads to a significantly greater need for advanced processing that utilizes overall knowledge of the network to enable network awareness within switches, routers and other networking systems. Higher levels of performance are required to enable advanced processing for a greater variety of packet processing, such as access control for network security, prioritization of packets to maintain QoS and statistical measurement of Internet traffic for transaction billing, in addition to the forwarding functions.

Networking OEMs have used several approaches to enable network awareness in their systems. One approach involves the use of internally designed custom integrated circuit solutions. Other OEMs have chosen to outsource this requirement to merchant integrated circuit suppliers. Networking OEMs use these integrated circuits to analyze and make decisions about an IP packet based on the packet’s header information, which is extracted by the OEMs’ packet processors. The packet processor inspects the specific implementations of packet-switching protocols and executes specific instructions needed to move the packet through the networking system.

The custom integrated circuit and merchant approaches have both been adequate for the basic decision-making required for forwarding, particularly at lower speeds. However, as the demand for bandwidth and the need to support more advanced Internet applications increases, these approaches are increasingly unable to scale at the pace demanded by advanced applications because of their slower and less efficient processing capability. This creates a bottleneck in the information flow and limits overall system performance. Further, in designing high performance systems, networking OEMs need to address other performance issues, such as power dissipation. Minimizing the power dissipated by integrated circuits is becoming more important for networking systems such as routers and switches, which are increasingly designed in smaller form factors.

Networking OEMs face growing pressure to rapidly introduce new products, reduce their design and manufacturing costs and respond to the growing demand from network service providers for new and advanced services. These OEMs choose to focus on their core competencies in the design and development of certain functionalities within their networking systems, as well as systems-level design and integration. As a result, networking OEMs increasingly seek third party providers of advanced processing solutions that complement their core competencies to enable network awareness within their systems and meet their escalating performance requirements for rapid processing speeds, complex decision-processing capabilities, low power dissipation, small form factor and rapid time-to-market.

Our Solution

To enable network awareness for a variety of advanced networking systems, such as routers, switches, network access equipment and networked storage devices, we offer high performance knowledge-based processors. Our knowledge-based processors use an advanced processor architecture and a large knowledge database containing network and network user information to make complex decisions about individual packets of information travelling through the network. These features enable advanced processing across a variety of classes of packet processing, including access control for network security, prioritization of packets to maintain QoS and statistical measurement of Internet traffic for transaction billing. In addition, we design our products by connecting individual transistors and we use a full-custom layout flow to define precisely how circuits are constructed in silicon, enabling us to optimize circuit design, minimize chip size and reduce power dissipation of our integrated circuits.

Key features of our solution include:

Advanced Architecture for High-Speed Performance. Our knowledge-based processors enable networking OEMs to offer products that process packets at wire-speed performance. Our knowledge-based processors are designed with a superscalar architecture that enables multiple decisions to be processed in parallel. In addition, our knowledge-based processors employ deep pipelining, which segments processing tasks into smaller sub-tasks for higher decision throughput. We use these advanced technologies to enable faster decision throughput in the network. In addition, our knowledge-based processors include features that give access to and support multiple NPUs, allowing more than one NPU to handle packet processing simultaneously. By incorporating our products, networking OEMs are able to process packets more rapidly.

Expandable Processing Resources. We offer knowledge-based processors that can process packets using knowledge databases containing up to approximately 512,000 records on a single integrated circuit. Additionally, our customers can interconnect multiple knowledge-based processors, which extends the usable knowledge database to up to approximately four million records. This allows our OEM customers’ products to support a range of decision-making capacities that scales with end-user requirements. This feature becomes more critical as the number of devices connected to the Internet increases and networking OEMs deploy IPv6, creating the need for additional processing resources and larger knowledge databases to support longer IP addresses.

Full-Custom Integrated Circuit Design for Reduced Cost and Low Power Dissipation. We design our products using full-custom methodologies that allow us to optimize circuit area to implement specific functionality and accommodate larger knowledge databases. Our use of a full-custom layout flow allows for enhanced control of transistor characteristics as needed for optimized circuit design and enables us to minimize chip size and reduce power dissipation of our integrated circuits. By minimizing chip size, we are able to optimize the cost of our knowledge-based processors and facilitate the design of our OEM customers’ products within smaller form factors.

Systems-Level Solutions for Enhanced Design Flexibility and Rapid Time-to-Market. To encourage our customers to design into their products our knowledge-based processors and to assist their design efforts, we offer various systems-level solutions. These include designs for programmable products that interface a customer’s custom integrated circuits with our knowledge-based processors, software and firmware to program our knowledge-based processors and products that interface with our knowledge-based processors, and design tools and environments and reference designs that facilitate the incorporation of our knowledge-based processors into a customer’s system. We do not charge our customers for providing these system-level solutions. We work with NPU providers to validate our reference hardware and software, so that networking OEMs using our reference hardware and software can design their products with our knowledge-based processors more reliably and move to production more quickly. We also provide without charge dedicated applications support to enhance the product time-to-market for our OEM customers who choose to develop their own interfaces to our products.

Transistor-Level Circuit Design for Enhanced Performance. In order to meet the stringent demands of our knowledge-based processors for high speed, low power dissipation and small form factors, we use a highly customized design approach using transistor-level circuit designs. By using a highly customized design flow, we are able to control precisely how the processing elements are constructed in silicon, leading to higher levels of integrated circuit performance. Designing integrated circuits at the transistor level requires a deep understanding of device physics to maximize transistor device performance. We employ simulation tools that are commonly used in the transistor-level design of analog integrated circuits. We complement these tools with our proprietary techniques to meet the complex design requirements of our knowledge-based processors.

Our Strategy

Our objectives are to be the leading provider of network-aware processing solutions to networking OEMs and to expand into new markets and applications. To achieve these goals, we are pursuing the following strategies:

Maintain and Extend our Market and Technology Leadership Positions. We were the first supplier of knowledge-based processors with approximately 512,000 records, the first supplier to achieve 1.0 Volt operation of knowledge-based processors for lower power dissipation, and the first supplier to achieve operating frequencies of over 300 MHz. We intend to expand our market and technology leadership positions by continuing to invest in the development of successive generations of our knowledge-based processors to meet the increasingly high performance needs of networking OEMs. We intend to leverage our engineering capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high performance circuit design, custom circuit layout, high performance I/O interfaces, and applications engineering. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our knowledge-based processors.

Focus on Long-Term Relationships with Industry-Leading OEM Customers. The design and product life cycles of our OEM customers’ products have traditionally been lengthy, and we work with our OEM customers at the pre-design and design stages. As a result, our sales process typically requires us to maintain a long-term commitment and close working relationship with our existing and potential OEM customers. This process involves significant collaboration between our engineering team and the engineering and design teams of our OEM customers, and typically involves the concurrent development of our knowledge-based processors and the internally-designed packet processors of our OEM customers. We intend to continue to focus on building long-term relationships with industry-leading networking OEMs to facilitate the adoption of our products and to gain greater insight into the needs of our OEM customers.

Leverage Technologies to Create New Products and Pursue New Market Opportunities. We intend to leverage our core design expertise to develop our knowledge-based processors for a broader range of applications to further expand our market opportunities. We plan to address new market segments that are increasingly adopting network-aware processing, such as corporate storage networks, which increasingly use IP-based packet-switching networking protocols.

Capitalize on Highly Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus greater resources on product development. We work closely with our wafer foundries to incorporate advanced process technologies in our solutions to achieve higher levels of performance and reduced cost. These technologies include advanced complementary metal oxide semiconductor, or CMOS, implemented in a 0.13 micron logic process flow, up to eight layers of copper interconnect and 300 millimeter wafer sizes. Our business model allows us to benefit from the large manufacturing investment of our wafer foundries who are able to leverage their investment across many markets.

Expand International Presence. We sell our products on a worldwide basis and utilize a network of direct sales and independent sales representatives in the U.S., Europe and Asia. We intend to continue to expand our sales and technical support organization to broaden our customer reach in new markets. We believe that Asia, in particular China, where we have already established customer relationships, provides the potential for significant additional long-term growth for our products. Given the continued globalization of OEM supply chains, particularly with respect to design and manufacturing, we believe that having a global presence will become increasingly important to securing new customers and design wins and to support OEMs in bringing their products to markets.

Our Markets and Products

Our products are incorporated in a broad variety of networking systems that handle the processing of IP packets. These systems are used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets. These networks vary in their requirements for bandwidth, number of users to support and complexity of IP packet processing. For example, the core networking market has very high bandwidth requirements, as it typically handles traffic from many individual users, to enable Internet traffic over distances that typically span hundreds or thousands of miles. Our OEM customers’ networking systems in the core network typically incorporate several of our knowledge-based processors to provide very large knowledge databases to accommodate large numbers of users. Due to the increased usage of the Internet, as well as the higher complexity of Internet-based applications, we expect network-aware processing to increasingly become a more essential component of networking systems throughout the global Internet infrastructure.

Key characteristics of our knowledge-based processors include:

•	Superscalar architectures, which increase decision throughput by executing multiple decisions in parallel;

•	Flexible allocation of network-aware processing resources among different classes of packet processing, which allows different subsets of the knowledge database to be selected;

•	Deep pipelining, which segments processing tasks into smaller sub-tasks for higher decision throughput; and

•	A comprehensive set of instructions to implement network-aware processing.

We offer a broad range of our knowledge-based processors in two main product families.

Proprietary Interface Knowledge-based Processors—NL5000 Family

Our proprietary interface knowledge-based processors are used primarily by networking OEMs developing their own packet processors. Our products operate in conjunction with an OEM-developed custom integrated circuit or a programmable logic device, such as a field programmable gate array, and feature a proprietary interface that provides advanced interface technology to enable networking OEMs to meet their demanding system performance requirements.

Networking OEMs typically require solutions at different prices in order to target different market segments with the same design. To satisfy this demand, our proprietary interface knowledge-based processor family incorporates product offerings with a range of knowledge database sizes, and all of our knowledge-based processors are designed to be connected in groups to increase the knowledge database available for processing.

We introduced our proprietary interface knowledge-based processors, which are designed in a 0.13 micron TSMC logic process, to the market in the second quarter of 2002. These processors operate from a 1.0 Volt power supply for reduced power consumption and support a knowledge database of up to approximately 512,000 records with performance of up to 500 million decisions per second. These processors also support advanced features for improved fault tolerance that help maintain the data integrity of the knowledge database by providing built-in circuitry to detect faults in the knowledge database.

We also provide versions of our proprietary interface knowledge-based processors that work with proprietary custom integrated circuits and application software developed by Cisco.

NPU Interface Knowledge-based Processors—NL5000GLQ Family

Our NPU interface knowledge-based processors are designed to interface directly to NPUs, such as those from Intel Corporation. They incorporate architectural features that simultaneously support multiple NPUs and NPU-based designs, resulting in more rapid packet processing. These features enable a single knowledge-based processor to make network-aware decisions for both incoming and outgoing communications line channels.

We introduced our NPU interface knowledge-based processors, which are designed in a 0.13 micron TSMC logic process, to the market in the first quarter of 2004. These processors operate from a 1.0 Volt power supply for reduced power consumption and support a knowledge database of up to approximately 512,000 records with performance of up to 125 million decisions per second.

The following table summarizes our current knowledge-based processor offerings:

Product	Introduction Date	Process Technology	Performance	Key Features
NL5000 Family (including a customized version for Cisco)	Q2 2002	0.13 micron TSMC logic process	Up to 500 million decisions per second

•   High performance through a superscaler architecture and deep pipelining

•   Knowledge database with advanced configurability supporting up to approximately 512,000 records

•   Support for fault tolerance in the knowledge database

•   Operate from 1.0 Volt power supply for low power consumption

•   Support for Cisco custom instruction set (available with Cisco version only)

NL5000GLQ Family	Q1 2004	0.13 micron TSMC logic process	Up to 125 million decisions per second

•   High performance through a superscaler architecture and deep pipelining

•   Knowledge database with advanced configurability supporting up to approximately 512,000 records

•   Direct interface to and simultaneous support for two network processors

•   Operate from 1.0 Volt power supply for low power consumption

Knowledge-based Processors Under Development

We are actively developing proprietary interface and NPU interface knowledge-based processors using CMOS logic manufacturing processes with geometries of 0.90 microns and higher with up to eight layers of copper interconnect. These new designs will enable us to offer knowledge-based processors that feature higher levels of performance, including additional functionality developed in close cooperation with our customers to improve application-specific performance.

NETLite™ Processors

Our NETLite™ NL3100 processor product family is specifically designed for cost-sensitive, high-volume applications such as entry-level switches, routers and access equipment. The NETLite processor family leverages

NPU Interface Knowledge-based Processors	Proprietary Interface Knowledge-based Processors

circuit techniques developed and refined during the design of our knowledge-based processor families, and benefits from die size optimization, lower power dissipation and redundant computing techniques. In addition, the NETLite processor’s simplified pipeline architecture allows for lower cost manufacturing and assembly in less expensive packages than our knowledge-based processors, and allows for lower cost system designs. As such, the NETLite processors are ideal for entry-level systems that do not require the advanced parallel processing and deep pipelining performance of our high-end knowledge-based processors.

For rapid time to market, our customers can use our software development kit, or NLSDK, to develop and verify hardware and software using the NETLite processors. The NLSDK allows customers to run cycle-accurate patterns at varying operating speeds to exercise the functionality of the NETLite processors and confirm compatibility with target applications. The NETLite processor family is also supported by a suite of production qualified firmware and software drivers and system reference designs, which will enable the growing entry-level system segment to more quickly ramp production with new designs supporting next-generation Internet features such as QoS, security and Layer 3 routing.

The following table summarizes our current NETLite processor offerings:

Product	Introduction Date	Process Technology	Performance	Key Features
NL3100	Q1 2005	0.13 micron	Up to 80 million	• Simplified pipelined architecture
Family		TSMC logic process	decisions per second	• Simplified instruction set, which is a subset of the knowledge-based processor instruction set
• Lower cost manufacturing and system designs
• NLSDK development kit
• Hardware and software reference platforms

Legacy Products

We continue to support our legacy network search engines, which include the NL1000 through NL4000 network search engine families and the NL3128GLM network search engines, a device that interfaces directly to certain NPUs from Applied Micro Circuits Corporation. We introduced our network search engine products between 1998 and 2001. These products are fabricated by UMC or TSMC using a range of process technologies from 0.35 micron to 0.15 micron.

We also continue to support a legacy classification and forwarding processor, or CFP, product, that provides certain advantages over NSEs for particular classes of packet processing commonly used in networking systems. We introduced the CFP, which is fabricated by UMC using a 0.25 micron process, to the market in the second quarter of 2000. We continue to research CFP technology and may incorporate it into a future knowledge-based processor product.

Customers

The markets for networking systems utilizing our products and services are mainly served by large networking OEMs, such as Alcatel, ARRIS, Atrica, Cisco, Cloudshield, Extreme Networks, Force 10 Networks, Foundry Networks, Inc., Fujitsu, Hitachi, Huawei, Juniper Networks and Nortel Networks. We work with these and other networking OEMs to understand their requirements, and provide them with solutions that they then qualify and, in some cases, specify for use within their systems. While we sell directly to some networking OEMs, we also provide our products and services indirectly to other networking OEMs through their contract manufacturers, who in turn assemble our products into systems for delivery to our OEM customers. Sales to contract manufacturers accounted for 78%, 38% and 27% of total revenue in 2004, 2003 and 2002, respectively. Sales of our products are made under short-term, cancelable purchase orders. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

We also provide our products and services indirectly to our OEM customers through our international stocking sales representatives. Our stocking sales representatives are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S. Our international stocking sales representatives generally exclusively service a particular foreign region or customer base, and purchase our products pursuant to cancellable and reschedulable purchase orders containing our standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. To date, our international stocking sales representatives have returned a small number of defective products to us. Our international stocking sales representatives may also act as a sales representative and receive commissions on sales of our products. Our international stocking sales representatives include Bussan Microelectronics Corporation/Mitsui Comtek Corporation and Lestina International Limited. Sales through our international stocking sales representatives accounted for 12%, 22% and 19% of total revenue in 2004, 2003 and 2002, respectively. While we have purchase agreements with our international stocking sales representatives, our international stocking sales representatives do not have long-term contracts with any of our OEM customers that use our products and services.

In 2004, Cisco, including its contract manufacturers, accounted for 73% of our total revenue. In 2003, Solectron (as Cisco’s contract manufacturer), Micron Technology, Inc. and Bussan Microelectronics /Mitsui Comtek accounted for 27.4%, 25.9% and 15.5% of our total revenue, respectively. In addition, in 2003, Cisco, including its contract manufacturers, accounted for 33.5% of our total revenue. In 2002, Cisco, including its contract manufacturers, accounted for 21.6% of our total revenue.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with leaders and emerging participants in the networking systems market and to maintain these design wins primarily through leading-edge products and superior customer service. We focus our marketing and sales efforts at a high organizational level of our potential customers to access key decision makers. In addition, as many networking OEMs design custom integrated circuits to interface to our products, we believe that applications support at the early stages of design is critical to reducing time-to-market and minimizing costly redesigns for our customers.

Our product sales cycles can take up to 24 months to complete, requiring a significant investment in time, resources and engineering before realization of income from product sales, if at all. Such long sales cycles mean that OEM customers’ vendor selections, once made, are normally difficult to change. As a result, a design loss to the competition can negatively impact our financial results for several years. Similarly, design wins can result in an extended period of revenue opportunities with that customer.

We market and sell our products through our direct sales force and through approximately 17 independent sales representatives throughout the world. Our direct sales force is dedicated to enhancing relationships with our customers. We supplement our direct sales force with independent sales representatives, who have been selected based on their understanding of the networking systems market and their level of penetration at our target OEM customers. We also use application engineers to provide technical support and design assistance to existing and potential customers.

Our marketing group is responsible for market and competitive analyses and defining our product roadmaps and specifications to take advantage of market opportunities. This group works closely with our research and development group to align development programs and product launches with our OEM customers’ schedules. Additionally, this group develops and maintains marketing materials, training programs and our web site to convey our benefits to networking OEMs.

Research and Development

We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of networking OEMs. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. As of December 31, 2004, we had 55 full-time employees engaged in research and development. Our research and development expense was $17.3 million, $18.3 million and $17.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

We use a number of standard design tools in the design, manufacture and verification of our products. Due to the highly complex design requirements of our products, we typically supplement these standard tools with our own tools to create a proprietary design methodology that allows us to optimize the circuit-level performance of our products.

Technology

We have technological core competencies in the design of integrated circuits to enable network-aware processing using very large knowledge databases. Our products integrate in a single integrated circuit high performance processing, storage circuitry, control functionality and advanced I/O interfaces. Due to the highly specialized nature of our design process, we implement almost all portions of our product design without third party technology, with the exception of readily available intellectual property to implement standard functions, such as memory and timing control circuits.

We have assembled a research and development team with extensive expertise in the following areas:

Transistor-level Circuit Design. A common approach to application specific processor design is to use pre-defined logic functions. This approach is used extensively to shorten the development cycle by allowing an automated process for mapping a product’s logical definition to its construction in silicon. In order to provide knowledge-based processors which feature high speed, low power dissipation and small form factors, we use a more fundamental approach using transistor-level circuit design. With this highly-customized design flow, we are able to implement processing elements that are defined at the most fundamental transistor level and therefore provide higher levels of performance. We employ standard simulation tools that are commonly used in the transistor-level design of analog products. We complement these tools with unique and proprietary methods to meet the complex design requirements of our knowledge-based processors.

Full-custom Layout. In order to implement a transistor-level circuit design, we use a full-custom layout flow to define how circuits are constructed in silicon. This flow enables us to control transistor characteristics to optimize circuit design and minimize chip size. By minimizing chip size, we are able to reduce the cost of our knowledge-based processors. This flow also enables us to control the precise layout of transistors and the connections between them in order to reduce power dissipation. Minimizing the power dissipated by integrated circuits becomes increasingly important for networking systems, which are increasingly designed in small form factors.

Advanced Design Architecture. By working closely with the engineering and design teams of our OEM customers, we utilize our design architecture skills to help ensure that our knowledge-based processors are deployed within their systems in a manner that best addresses their target applications. This product architecture task involves effective partitioning of our knowledge-based processors’ resources to multiple network decision processes, optimized timing to ensure efficient interfaces to other devices and determination of instruction sequences to allow for unique applications. We have acquired our advanced design architecture skills and application knowledge through close collaboration with networking OEMs during the development of successive generations of our products.

Device Physics. We possess a comprehensive understanding of device physics, which is important to the development of knowledge-based processors. This understanding includes not only the desired transistor characteristics to be implemented but also the way in which process variations can affect the operation of an integrated circuit. To mitigate these effects, we utilize our extensive knowledge of device physics and skills in conjunction with standard tools to make circuit-level design modifications or manufacturing process changes to improve the performance of our products.

Software Product Code and Development Tools. Our knowledge-based processors are delivered to our OEM customers with a suite of supporting software that is intended to accelerate the integration of our solution in their overall system environment. This product code includes knowledge database management software to assist in the initialization and management of records retained on our knowledge-based processors, as well as software used to communicate with our knowledge-based processor. In addition, we provide our OEM customers with emulation and modeling software for the design and verification of their software and hardware. We develop software packages using a team of engineers that possess advanced system knowledge and device modeling skills.

High-speed I/O Interface. Our products interface with high performance packet processors that utilize our knowledge-based processors to decide what action to take on an incoming packet of information. Due to the nature of this functional partitioning, a very high bandwidth connection is required between the packet processor and our knowledge-based processor. To meet the complex requirements of this interface, we develop custom high-speed I/O interfaces. We develop these circuits with advanced technology to support integrated circuit-to-integrated circuit communications.

Manufacturing

We design and develop our products and electronically transfer our proprietary designs to third party wafer foundries to manufacture our products. Wafers processed by these foundries are shipped to our subcontractors, where they are assembled into finished products and electronically tested before delivery to our customers. We believe that this manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products.

Our principal wafer foundry is TSMC in Taiwan, and we also use UMC in Taiwan. We are actively involved with product development on next-generation processes, and are designing products on TSMC’s 90-nanometer process geometries and higher. The latest generation of our products employs up to eight layers of copper interconnect and 300 millimeter wafer sizes.

Our products are designed to use industry standard packages and be tested using widely available automatic test equipment. We develop and control product test programs used by our subcontractors based on our product specifications. We currently rely on ASAT Holdings Limited in Hong Kong, Amkor Technology, Inc., Advanced Semiconductor Engineering, Inc. in Taiwan, King Yuan Electronics Co., Ltd. in Taiwan, ISE Labs, Inc. and Viko Test Lab in the U.S. to assemble and test our products. In February 2005, we established a representative office in Taiwan to employ local personnel to work directly with our Asian wafer manufacturers and assembly and test houses to facilitate manufacturing operations.

We have designed and implemented an ISO9001-certified quality management system that provides the framework for continual improvement of our products, processes and customer service. We apply well-established design rules and practices for CMOS devices through standard design, layout and test processes. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our products. We emphasize a strong supplier quality management practice in which our manufacturing suppliers are pre-qualified by our operations and quality teams. To ensure consistent product quality, reliability and yield, we closely monitor the production cycle by reviewing electrical, parametric and manufacturing process data from each of our wafer foundries and assembly subcontractors. We currently do not have long-term supply contracts with any of our significant third party manufacturing service providers. We generally place purchase orders with these providers according to terms and conditions of sale which specify price and 30-day payment terms and which limit the providers’ liability.

Competition

The markets for our products are highly competitive. We believe that the principal bases of competition are:

•	processing speed;

•	power dissipation;

•	size of the knowledge database that can be processed;

•	price;

•	product availability and reliability;

•	customer support and responsiveness;

•	timeliness of new product introductions; and

•	credibility of supplier to design and manufacture product.

We believe that we compete favorably with respect to each of the bases identified above. However, some of our larger competitors have greater financial resources and a longer track record as a semiconductor supplier than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. Within our target market, we primarily compete with certain divisions of Cypress Semiconductor Corporation and Integrated Device Technology, Inc. or IDT. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies.

Intellectual Property

Our success and future growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our intellectual property. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants and through security protection of our computer network and physical premises. However, these measures may not provide meaningful protection for our intellectual property.

As of December 31, 2004, we held 69 issued U.S. patents and 7 issued foreign patents. In addition, as of December 31, 2004, we had 73 patent applications pending in the U.S. We may not receive any additional patents as a result of these applications or future applications. Our U.S. patents have expiration dates from 2017 through 2023. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

While our patents and other intellectual property rights are important, we believe that our technical expertise and ability to introduce new products in a timely manner will also be important factors in maintaining our competitive position.

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement or misappropriation of other parties’ proprietary rights. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third party intellectual property rights, misappropriation or misuse by us of third party trade secrets, or invalidity or unenforceability of our patents will not be asserted against us or that any assertions of infringement, misappropriation, misuse, invalidity or unenforceability will not materially and adversely affect our business, financial condition and results of operations.

We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. Thus, despite our precautions, a third party may copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Moreover, we often incorporate the intellectual property of third parties into our designs, which is subject to certain obligations with respect to the non-use and non-disclosure of such intellectual property. We cannot assure you that the steps we have taken to prevent infringement, misappropriation or misuse of our intellectual property or the intellectual property of third parties will be successful. Furthermore, enforcement of our intellectual property rights may divert the efforts and attention of our management team and may be costly to us.

Agreement with Micron Technology

Under a license and technology transfer agreement with Micron Technology, Inc., or Micron, as amended in May 2003, we have granted Micron a non-transferable, non-exclusive limited license that gives Micron the right to arrange for the manufacture of one of our NL5000GLQ products at our designated wafer foundry and to sell worldwide the product supplied by that foundry. Micron has paid us license and design fees totaling $4.6 million through December 31, 2004, and under the agreement must pay us additional design fees of up to approximately $0.7 million under specified circumstances, including achievement of particular milestones. Micron must pay us royalties under specified circumstances. The agreement expires in December 2006, and Micron’s license rights will survive termination of the agreement, subject to payment of all required fees and royalties and compliance with other continuing obligations of Micron under the agreement. To date, Micron has not exercised its license rights under the agreement, and we do not expect Micron to do so in the foreseeable future.

The license and technology transfer agreement further provides that Micron may design specified versions of our NL5000GLQ products or other products compliant to the LA-1 interface, a high-speed interface based on the LA-1 standard defined by the Networking Processing Forum, an industry consortium in which we hold membership. In the event Micron develops these products, we would have the option to receive a non-transferable, non-exclusive limited license that would allow us to have these Micron products manufactured for us at Micron’s facility with the additional right to sell them worldwide. Further, if we were to exercise these license rights, we would be required to pay design fees and royalties to Micron. Under specified conditions, Micron’s design rights and our related license rights will survive termination of the agreement, subject to payment of all required fees and royalties and compliance with other continuing obligations of both parties under the agreement. To date, Micron has not exercised its design rights under the agreement, and we do not expect Micron to do so in the foreseeable future.

Employees

As of December 31, 2004, we had 75 full-time employees, including 55 in research and development, 11 in sales and marketing and 9 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Available Information

Our Web site address is www.netlogicmicro.com. The information in our Web site is not incorporated by reference into this report. Through a link on the Investor Relations section of our Web site, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

We expect to derive substantially all of our revenue from sales of our knowledge-based processors, and, if the demand for these products does not grow, we may not achieve our growth and strategic objectives.

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 86% and 43% of our total revenue during the year ended December 31, 2004 and 2003, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the year ended December 31, 2004, Cisco and its contract manufacturers accounted for 73% of our total revenue (and 75% of our total product revenue). During the year ended December 31, 2003, Cisco and its contract manufacturers accounted for 34% of our total revenue (and 45% of our total product revenue), license fees from Micron Technology, Inc., or Micron, accounted for 26% of our total revenue and orders placed by sales representatives at the request of Hitachi accounted for 13% of our total revenue. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We have recorded operating losses in each year since our inception in 1995. At December 31, 2004, we had an accumulated deficit of approximately $99.2 million. To become profitable, we will have to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have recently experienced significant revenue growth. Specifically, our total revenue increased 253% to $47.8 million during the year ended December 31, 2004 from $13.5 million during the year ended December 31, 2003. In addition, our total revenue increased 367.5% from $2.9 million in 2002 to $13.5 million in 2003, including non-recurring license fees of approximately $3.5 million in 2003. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant payments from non-recurring engineering services beyond 2004. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 78% and 38% of our total revenue for the years ended December 31, 2004 and 2003, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

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

When the accounting treatment for employee stock option changes, our earnings will be adversely affected by the new stock option accounting rule and we may be forced to change our employee compensation and benefits practices.

We currently account for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We are required to adopt SFAS No. 123(R) beginning in the third quarter of fiscal 2005. Upon adoption of SFAS No. 123(R), our stock-based compensation expenses will be higher and our net income will be reduced or net losses will be increased compared to our current accounting. As a consequence, we may consider reducing future stock option grants which could make it harder for us to retain existing employees and attract qualified candidates.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our OEM customers based outside the United States accounted for 3% of our total revenue during the year ended December 31, 2004, and for 22% of our total revenue during the same period of 2003. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

Our business is extremely competitive, especially during the design-in phase of networking OEMs’ design cycles. Historically, we compete with the enterprise and networking divisions of large semiconductor manufacturers, such as Cypress Semiconductor and IDT, which have more established reputations, more diverse customer bases and greater financial and other resources than we do. In addition, our OEM customers may design their own integrated circuits to address their needs for network-aware processing. As we develop new applications for our knowledge-based processors and expand into new markets, we expect to face even greater competition. Our present and future competitors may be able to better anticipate customer and industry demands and to respond more quickly and efficiently to those demands, such as with product offerings, financial discounts or other incentives. Furthermore, our OEM customers may be able develop or acquire integrated circuits that satisfy their needs faster or most cost effectively than we can. We cannot assure you that we will be able to compete effectively against these and our other competitors. If we do not compete effectively, our revenue and market share may decline.

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

Our executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own a significant portion of our outstanding common stock. These stockholders acting together will have the ability to exert substantial influence over all matters requiring the approval of our stockholders, including the election and removal of directors and any proposed acquisition, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding an acquisition, consolidation, takeover or other business combination, which might otherwise involve the payment of a premium for your shares of our common stock.

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

The price of our stock could decrease as a result of shares being sold in the market, including sales by directors, officers and other significant stockholders.

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. The number of shares of our common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, but taking into account sales of stock made in accordance with the provisions of Rules 144(k), 144, 145 and 701, substantially all the shares of our common stock currently outstanding are eligible for sale in the public market. We believe that as of December 31, 2004, approximately 8.9 million shares (including exercisable options as of such date) were held by our directors, officers and holders of 5% or more of our common stock.

Each of our executive officers has entered into a plan for selling a portion of his or her shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Each plan provides for aggregate sales of between 33,000 and 140,000 shares in blocks of at least 1,000 shares in specified months pursuant to limit orders at specified prices. The duration of each plan is through December 31, 2005. Pursuant to these plans, these executive officers may sell up to 585,860 shares of common stock combined during 2005. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock.

Our stockholder rights plan could prevent stockholders from receiving a premium over the market price for their shares from a potential acquirer.

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

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

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

Executive Officers of the Registrant

The following table provides the names, ages and offices of each of our executive officers as of February 28, 2005:

Name	Age	Position
Ronald Jankov	46	Director, Chief Executive Officer and President
Don Witmer	51	Vice President and Chief Financial Officer
Dimitrios Dimitrelis	47	Vice President of Engineering
Martyn Humphries	45	Vice President of Marketing
Ibrahim Korgav	56	Senior Vice President of Manufacturing and Business Operations
Varadarajan Srinivasan	54	Director, Vice President of Product Development and Chief Technical Officer
Marcia Zander	42	Vice President of Sales
Roland Cortes	40	Senior Director of Legal Affairs and IP Management and Secretary

Ronald Jankov has served as our President, Chief Executive Officer and as a member of our board of directors since April 2000. From September 1995 to September 1999, Mr. Jankov was Vice President of Sales and then Vice President and General Manager for the Multimedia Division of NeoMagic Corporation, a provider of semiconductors for handheld systems. Prior to that time, Mr. Jankov was Vice President of Cyrix Corporation, a microprocessor company, and held various engineering, sales and management positions at other semiconductor companies, including LSI Logic Corp. and Texas Instruments.

Donald Witmer has served as our Vice President of Finance and Chief Financial Officer since January 2004. From September 2001 to December 2003, Mr. Witmer was the chairman of the board and Chief Executive Officer of Home Director, Inc., a home networking company. From December 1999 to September 2001, Mr. Witmer was the chairman of the board and Chief Executive Officer of Digital Interiors, Inc., a home networking company that was acquired by Home Director in October 2000. From June 1997 to December 1999, Mr. Witmer was the President and Chief Executive Officer of Amazing Smart Card Technologies, Inc., a smart card solutions company. In addition, Mr. Witmer has served previously as Chief Financial Officer of each of Catalyst Semiconductor, Inc. and DeltaPoint, Inc. and as an accountant with PricewaterhouseCoopers LLP.

Dimitrios Dimitrelis has served as our Vice President of Engineering since July 2002. From July 1999 to March 2002, Mr. Dimitrelis was Director of Engineering for Vitesse Semiconductor Corp., a communications integrated circuit company, where he was primarily responsible for the development of a 10G network processor. From May 1998 to June 1999, Mr. Dimitrelis was Director of ASIC Development for XaQti Corporation, a manufacturer of digital network processors, which was acquired by Vitesse Semiconductor Corp.

Martyn Humphries has served as our Vice President of Marketing since November 2003. Mr. Humphries resigned as Vice President of Marketing effective March 31, 2005. From April 2000 to November 2003, Mr. Humphries was Senior Director of one of the business units of Broadcom Corporation, a communications integrated circuit company. From October 1995 to April 2000, Mr. Humphries held various positions with Insight Electronics, a division of Memec, Inc., a global semiconductor distributor, including as Director of Technical Marketing within North America.

Ibrahim Korgav has served as our Senior Vice President of Manufacturing and Business Operations since March 2002. From April 2001 to March 2002, Mr. Korgav was a member of the venture capital firm Global Catalyst Partners, during which time he consulted with several semiconductor companies. From April 2000 to March 2001, Mr. Korgav was Senior Vice President of Manufacturing Operations for Zaffire Inc., an optical transport systems company. From June 1994 to March 2000, Mr. Korgav was Vice President of Manufacturing Operations for NeoMagic Corporation.

Varadarajan Srinivasan has served as our Vice President of Product Development since March 1996, as our Chief Technical Officer since August 2000, and as a member of our board since February 2000. From January 1989 to March 1996, Mr. Srinivasan was a director of Design Engineering for Quality Semiconductor, Inc., working with SRAMs and logic products.

Marcia Zander has served as our Vice President of Sales since July 1999. From July 1987 to July 1999, Ms. Zander held various sales and sales management positions, including General Sales Manager, with QuadRep, Inc., a manufacturer’s representative firm, who represented large semiconductor and other electronic component companies. From June 1984 to June 1987, Ms. Zander worked in sales and sales management for AVX Corporation and Corning Electronics.

Roland Cortes has served as our Secretary since May 2004, as our Senior Director of Legal Affairs and IP Management since July 2002, and as our Director of Legal Affairs and IP Management since April 1999. From December 1995 to April 1999, Mr. Cortes was an intellectual property attorney with Blakely, Sokoloff, Taylor & Zafman LLP.

ITEM 2. PROPERTIES.

Our main executive, administrative and technical offices occupy approximately 31,600 square feet in Mountain View, California, under a lease that expires in July 2011. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that management believes will have a material adverse effect our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “NETL”. Public trading commenced on July 9, 2004. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the intra-day high and low per share sale prices of our common stock, as reported by the Nasdaq National Market on its consolidated transaction reporting system.

	High	Low
Fiscal 2005:
First quarter of Fiscal 2005 (through February 28, 2005)	$13.35	$8.55

Fiscal 2004:
Fourth quarter	$11.35	$5.92
Third quarter (from July 9, 2004)	$12.50	$6.40

As of February 28, 2005, there were approximately 328 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2004, we issued and sold the following unregistered securities. None of these sales involved an underwriter, finder or other agent or the payment of any selling commission to any person.

1.	We issued options to purchase an aggregate of 679,124 shares of common stock to employees, directors and consultants at an exercise price ranging from $2.00 to $13.00 per share pursuant to our 2000 Stock Plan and issued an aggregate of 445,227 shares of our common stock upon exercise of options issued pursuant to the 2000 Stock Plan. In addition, during such period, we have issued stock purchase rights with respect to an aggregate of 3,375 shares as compensation for services rendered (including as incentive bonuses) for no additional consideration. These securities were issued in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act.

2.	We issued to 17 investors an aggregate of 126,750 shares of our common stock upon exercise of warrants previously issued. The exercise price for these warrants ranged from $0.80 to $2.00, and these exercises resulted in aggregate proceeds to us of $167,200. These shares were issued in reliance on Section 3(a)(9) of the Securities Act or Regulation D promulgated under the Securities Act.

3.	In March 2004, we issued and sold to 11 accredited investors convertible promissory notes in the aggregate principal amount of $7,604,100 and warrants to purchase an aggregate of 76,500 shares of our common stock at a warrant exercise price per share of $2.00. The aggregate purchase price for the notes and warrants was $7,650,000. These securities were issued in reliance on Regulation D promulgated under the Securities Act.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

We are furnishing the following information with respect to the use of proceeds we received from our initial public offering in July 2004:

Gross proceeds to the company		$44,842,512
Offering expenses:
Underwriting fees	$3,138,976
Other offering expenses (estimated)	2,442,000

Total offering expenses		5,580,976

Net proceeds to the company		$39,261,536

As of the date of this report, we used the net proceeds of the offering as follows:

•	We used $10.5 million to repay existing debt under our credit lines with Silicon Valley Bank;

•	We used $7.6 million to repay the convertible promissory notes we issued and sold in March 2004; and

•	We invested the remaining net proceeds in short-term, interest-bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes included in Item 8 of this report. The selected balance sheet data as of December 31, 2004 and 2003 and selected statements of operations data for the years ended December 31, 2004, 2003 and 2002, are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2002, 2001 and 2000 and the selected statements of operations data for the years ended December 31, 2001 and 2000 were derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

Statement of Operations Data:	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Revenue:
Product revenue	$1,611	$1,634	$2,592	$10,015	$46,705
License and engineering service revenue	50	378	303	3,520	1,128

Total revenue	1,661	2,012	2,895	13,535	47,833

Cost of revenue:
Product revenue	947	1,031	1,634	20,310	26,664
License and engineering service revenue	—	108	89	5	—

Total cost of revenue	947	1,139	1,723	20,315	26,664

Gross margin	714	873	1,172	(6,780)	21,169

Operating expenses:
Research and development	5,882	11,641	17,133	18,312	17,259
Selling, general and administrative	3,059	4,965	4,184	4,405	6,587
Stock-based compensation	—	—	4	2,675	5,511

Total operating expenses	8,941	16,606	21,321	25,392	29,357

Loss from operations	(8,227)	(15,733)	(20,149)	(32,172)	(8,188)

Interest expense	(487)	(178)	(481)	(166)	(4,076)
Interest income	511	566	759	466	382
Other income (expense), net	80	17	(48)	(88)	(149)

Net loss	$(8,123)	$(15,328)	$(19,919)	$(31,960)	$(12,031)

Net loss per common share—basic and diluted	$(3.76)	$(8.10)	$(7.49)	$(11.01)	$(1.17)

Shares used for calculation—basic and diluted	2,160	1,892	2,658	2,903	10,318

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,147	$26,169	$39,690	$16,150	$41,411
Working capital	(3,177)	23,991	35,233	6,896	45,283
Total assets	6,891	31,585	44,815	31,844	59,454
Debt	6,495	3,221	1,471	10,396	1,317
Redeemable convertible preferred stock	17,868	58,591	91,600	91,600	—
Stockholders equity (deficit)	(19,247)	(34,146)	(53,733)	(82,351)	48,102

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We organized our business in 1995 as a California limited liability company and, incorporated in Delaware in 2000. On July 14, 2004, we completed an initial public offering of our common stock at a price of $12.00 per share. We sold 3,736,876 shares and additional 2,038,124 shares were sold by selling stockholders. We received $39.3 million in proceeds after deducting underwriters’ fees and other transaction costs.

We design and develop integrated circuits to address basic forwarding functions used in networking systems for the core and enterprise networking markets. We introduced our first product in July 1997, which generated minimal revenue through sales to networking original equipment manufacturers, or OEMs. To respond to evolving networking requirements, we developed our next generation of products, our network search engines, which featured more advanced processing capabilities. From 1998 to 2001, we introduced several of these network search engine products. During this time, our revenue from these products was low, and we experienced significant net operating losses.

In December 2002, we entered into a strategic agreement with Micron Technology Inc., or Micron, to facilitate broader acceptance of our knowledge-based processors and to access additional manufacturing capacity. In early 2003, Micron announced a significant restructuring of its operations, which effectively eliminated any future development activities under this agreement, and we restructured the agreement to limit the products covered by the agreement. Under the current license and agreement, Micron is obligated to pay us fees totaling $5.3 million, of which $3.5 million and $1.1 million has been recognized as engineering service revenue in 2003 and 2004, respectively. The remaining $0.7 million is due to us upon completion of a certain milestone, which we expect to recognize as revenue by the end of 2005. After completion of the remaining milestone, we do not expect any additional revenue to be generated under this agreement.

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

We have recently experienced significant revenue growth, primarily due to a rapid rise in new customer orders for our knowledge-based processors, which began in the second half of 2003. Our product revenue increased 366% to $46.7 million during the year ended December 31, 2004 from $10.0 million in 2003. The volume of our knowledge-based processor shipments increased more than 600% during the year ended December 31, 2004, compared to that of 2003. Our total revenue for the year ended December 31, 2004 and 2003 included non-recurring license fees of approximately $1.1 million and $3.5 million, respectively, related to our license agreement with Micron Technology, Inc. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenues from non-recurring engineering services beyond 2004.

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

Since we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our costs of revenue consists of payments to our third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

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

During the year ended December 31, 2003, we recorded charges to cost of revenue of $10.4 million as a result of a low expected yield on work-in-process inventories on hand and on order with our vendors that resulted in the estimated cost of finished product exceeding its estimated market value. The estimated cost was based on actual yield experience and estimated costs to test and package our products. These estimates were based on historical costs of similar products. The charge reduced the carrying value of our inventory to record them at their estimated market value and established reserves to cover expected future losses and adverse purchase commitments. While we have implemented a modified design of some of our products to improve production yields, we may experience lower than expected yields in the future, primarily upon the introduction of new products.

Warranty Accrual. Our products are subject to warranty and we provide for the estimated future costs of replacement upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. During the fourth quarter of 2003, we recorded a charge of $1.0 million for the expected costs of replacing product that was returned in early 2004. This level of warranty claims was much higher than what we experienced prior to 2004. We have subsequently implemented more stringent testing procedures to reduce the level of warranty claims when compared to the volume shipped. In the future, as we continue to introduce new products, warranty expenses may increase.

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

Stock-based Compensation. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN No 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for us beginning in the third quarter of fiscal 2005. The adoption of SFAS No. 123(R) will have a material impact on our results of operations, financial position and statement of cash flows. We are evaluating what transition method and what pricing model to select upon adoption.

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

Results of Operations

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2004 and 2003 (in thousands, except percentage data):

	Year ended December 31, 2004	Percentage of Revenue	Year ended December 31, 2003	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$46,705	97.6%	$10,015	74.0%	$36,690	366.4%
License and engineering service revenue	1,128	2.4%	3,520	26.0%	(2,392)	-68.0%

Total revenue	47,833	100.0%	13,535	100.0%	34,298	253.4%
Cost of revenue:
Cost of product revenue	26,664	55.7%	20,310	150.1%	6,354	31.3%
Cost of license and engineering service revenue	—		5	0.0%	(5)	-100.0%

Total cost of revenue	26,664	55.7%	20,315	150.1%	6,349	31.3%

Gross profit (loss)	$21,169	44.3%	$(6,780)	-50.1%	$27,949	412.2%

Revenue. The increase in total revenue during the year ended December 31, 2004 resulted from the growth in sales of our knowledge-based processors. During the year ended December 31, 2004, the units of knowledge-based processor shipments increased more than 600% compared to that of the year ended December 31, 2003. Revenue from sales to one of Cisco Systems, Inc.’s contract manufacturers, Solectron, represented 69% of total revenue for the year ended December 31, 2004 compared to 27% during the year ended December 31, 2003.

Cost of Revenue. The cost of revenue increased to $26.7 million for the year ended December 31, 2004 primarily due to the increased unit shipments of knowledge-based processors. During the second half of the year ended December 31, 2004, we reassessed the warranty accrual requirements based on our most recent warranty expense data as our manufacturing yield improved to projected levels. As a result of this reassessment, we released approximately $0.3 million of warranty accrual to cost of sales during the third quarter of fiscal 2004. We also recorded a provision for excess and obsolete inventory reserve of $0.6 million during the year ended December 31, 2004 as we determined that a portion of inventory related to our previous generation products was unsalable. The cost of revenue for the year ended December 31, 2003 was adversely affected by the low manufacturing yield of our products due to Cisco’s applying more rigorous testing on their networking systems that identified certain situation in which our products failed to perform to specification. As a result, Cisco returned a portion of those products under the terms of our standard warranty. We recorded charges of approximately $11.4 million in order to write down the carrying value of our inventory to market and establish reserves for warranty and adverse purchase commitments, which resulted in the negative gross margin. To improve yield, we modified the design of our knowledge-based processors. To date, the products incorporating the design modification have met and continue to meet Cisco’s testing and qualification requirements and our production yields have improved to projected levels.

Gross Profit /Gross Margin. Gross margin increased to 44.3% during the year ended December 31, 2004 from (50.1)% during the year ended December 31, 2003. Excluding the charges related to Cisco returns of $11.4 million described above, gross margin for the year ended December 31, 2003 would have been 34.1%. The improvement in gross margin from 2003 to 2004, excluding the effect of Cisco returns in 2003, was primarily due to the sales growth of knowledge-based processors, which have a higher average selling price than other products, and continued improvements in production yields for these products. Further, gross margin in 2004 was favorably impacted by the sale of $0.8 million of products that had been fully reserved in prior periods and accordingly had no associated costs of revenue.

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2004 and 2003 (in thousands, except percentage data):

	Year ended December 31, 2004	Percentage of Revenue	Year ended December 31, 2003	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$17,259	36.1%	$18,312	135.3%	$(1,053)	-5.8%
Selling, general and administrative	6,587	13.8%	4,405	32.5%	2,182	49.5%
Stock-based compensation	5,511	11.5%	2,675	19.8%	2,836	106.0%

Total operating expenses	$29,357	61.4%	$25,392	187.6%	$3,965	15.6%

Research and Development Expenses. Research and development expenses decreased during the year ended December 31, 2004 primarily due to decreases in product development and qualification expenses of $1.8 million and depreciation expense of $0.7 million. During the year ended December 31, 2003, product development and qualification expenses were significantly higher as we began to ramp up the production of knowledge-based processor products. The decrease in depreciation expense was primarily due to some of our software design tools being fully depreciated prior to 2004. The decreases in product development and qualification expenses and depreciation expense were offset by the increases in consulting fees of $0.4 million, common expense allocation of $0.4 million, mask expenses of $0.2 million. The remainder of the change in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2004 primarily due to the increases in payroll related expenses of $0.4 million, directors and officers’ insurance premium of $0.4 million, audit and legal fees of $0.6 million, consulting fees of $0.3 million, commission expense of $0.2 million and trade show expenses of $0.1 million. The increase in payroll related expenses was caused by the increase in headcount to support our growing operations. The increases in directors and officers’ insurance premium and legal and audit fees were the results of the Company’s becoming a publicly-traded company in July 2004. The increase in commission expense was due to the increase in sales of our knowledge-based processors in 2004. The increases in consulting and trade show expenses were due to the increased sales and marketing activities to promote our knowledge-based processors. The remainder of the change in selling, general and administrative expenses was caused by individually minor items.

Stock-based compensation Expense. The increase in stock-based compensation amortization was primarily due to grants of stock options prior to our initial public offering with exercise prices below the fair value of our common stock. Stock-based compensation expense is based on the difference between the exercise price of the option grants and the fair value of our common stock at the time of such grants.

Other items

The table below sets forth other data for the years ended December 31, 2004 and 2003 (in thousands, except percentage data):

	Year ended December 31, 2004	Percentage of Revenue	Year ended December 31, 2003	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	382	0.8%	$466	3.4%	$(84)	-18.0%
Interest expense	(4,076)	-8.5%	(166)	-1.2%	(3,910)	-2355.4%
Other income (expense), net	(149)	-0.3%	(88)	-0.7%	(61)	-69.3%

Total interest and other income (expense), net	$(3,843)	-8.0%	$212	1.6%	$(4,055)	-1912.7%

Interest and Other Income (Expense), net. The significant increase in interest and other income (expense), net during the year ended December 31, 2004 was primarily due to the amortization of beneficial conversion feature and fair value of warrants that were originally recorded in connection with the issuance of promissory notes in March 2004. Both the beneficial conversion feature and fair value of warrants of $2.5 million and $1.0 million, respectively, were originally being amortized over the term of the promissory notes. However, the promissory notes were repaid in full in July 2004, at which time the remaining value of beneficial conversion feature and warrants were charged entirely to interest expense.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenue. Total revenue increased from $2.9 million during 2002 to $13.5 million during 2003, representing an increase of 468.5%. Product revenue increased from $2.6 million during 2002 to $10.0 million during 2003, representing an increase of 386.4%. Most of the increase came from shipments of knowledge-based processors first introduced in the prior year, and increased demand for products of our customers that incorporated our knowledge-based processors. In particular, in 2003, our knowledge-based processor, network search engine and CFP products generated revenue of $5.8 million or 57.8% of product revenue, $3.9 million or 39.2% of product revenue, and $307,000 or 3.1% of product revenue, respectively. During 2002, those products generated revenue of $189,000, or 7.3%, $2.2 million, or 86.3%, and $165,000 or 6.4% of product revenue, respectively. The year-over-year increase in both revenue and percent of product revenue for our knowledge-based processors reflected the increased customer acceptance of those products, especially with Cisco, and their higher average selling price compared to our other products. Revenue from sales of our network search engines also increased in 2002, because of a significant increase in orders for customer products in which we achieved design wins in prior years. In addition, the mix of network search engines sold in 2003 included more of the versions with a higher average selling price than in 2002.

Also during 2003, we recognized license and engineering service revenue of $3.5 million related to a license and technology transfer agreement with Micron. The agreement was initially signed in late 2002 but subsequently amended in early 2003. The contract as amended requires Micron to make certain payments to us upon completion of development milestones related to one of our knowledge-based processors. We recognize revenue under this contract when the milestone is achieved and payment is made. As of March 31, 2004, payments of approximately $1.3 million remain under this contract, which are due to us upon completion of certain milestones.

Cost of Revenue. Product cost increased from $1.6 million in 2002 to $20.3 million in 2003. The increase resulted primarily from an increase in total revenue and $11.4 million in production, reserves and warranty related charges associated with knowledge-based processors that Cisco returned to us under our standard warranty terms.

Gross Margin. Gross margin decreased from 40.5% in 2002 to (50.1%) in 2003. Product margin decreased from 37.0% to (102.8%) during this period, while engineering service margin increased from 70.6% to 99.9% during the period. In 2003, we began high volume shipments of our knowledge-based processors to Cisco. While these processors had passed the qualification and testing procedures applied by Cisco and us at the time of shipment, Cisco subsequently began to apply more rigorous testing on their networking systems that identified certain situations in which our products failed to perform to specification. As a result, Cisco returned a portion of those products under the terms of our standard warranty. We recorded additional charges of approximately $11.4 million in order to write down the carrying value of our inventory to market and establish reserves for warranty and adverse purchase commitments, which resulted in the negative gross margin. These charges account for 49.8% of our total cost of product revenue for the year ended December 31, 2003.

Gross margins on engineering service revenues increased to 99.9% for the year ended December 31, 2003 from 70.6% in 2002. The increase was due to recognition of license and development fees from Micron which had virtually no related costs.

Research and Development Expenses. Research and development expenses increased moderately from $17.1 million in 2002 to $18.3 million in 2003, due to increased legal expenses for intellectual property protection and related costs. We implemented a reduction-in-force during the first quarter of 2003 to conserve cash that reduced the number of research and development employees by six people and incurred related severance costs of approximately $50,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4.2 million in 2002 to $4.4 million in 2003. Legal costs associated with securing intellectual property and other related costs represented most of the increase, but the total of other selling, general and administrative expenses remained flat, because our reduction-in-force in the first quarter of 2003 reduced expenses for the balance of the year, although revenue grew significantly during the year. The reduction-in-force implemented during the first quarter of 2003 reduced the number of sales and marketing employees by three people and resulted in severance costs of approximately $37,000.

Interest Income and Interest Expenses. Interest income decreased from $759,000 in 2002 to $466,000 in 2003. Interest income declined in 2003 due to lower levels of cash and investments in high grade debt instruments, as well as lower market yields.

Interest expense decreased from $481,000 in 2002 to $166,000 in 2003. This decrease was primarily due to paying down a stockholder note.

Liquidity and Capital Resources

At December 31, 2004, our principal sources of liquidity were our cash and cash equivalents which totaled $41.4 million.

On July 14, 2004, we completed an initial public offering of our common stock at a price of $12.00 per share. We sold 3,736,876 shares and additional 2,038,124 shares were sold by selling stockholders. We received $39.3 million in proceeds after deducting underwriters’ fees and other transaction costs.

In July 2004, we repaid in full $10.5 million outstanding under a working capital line of credit. Subsequent to our initial public offering on July 14, 2004, the working capital line was amended twice and our line of credit was increased to $14.5 million available for general working capital purposes. As of December 31, 2004, we had no balance outstanding under the Working Capital Line. Borrowings under the working capital line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent (5.5% at December 31, 2004), or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The working capital line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the working capital line, we are required to maintain a tangible net worth of at least $40 million and a minimum Adjusted Quick Ratio of 2.0 (both as defined in the working capital line agreement) at all times. We had complied with this covenant as of December 31, 2004.

In March 2004, we issued $7.6 million in convertible promissory notes bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share. The notes were issued to existing stockholders, directors and management. In July 2004, the notes and accrued interest were repaid in full following the closing of the initial public offering of our common stock.

The table below (in thousands) sets forth the key components of cash flow for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Net cash used in operating activities	$(9,658)	$(25,795)	$(17,827)
Net cash provided by (used in) investing activities	$6,814	$(7,523)	$(1,976)
Net cash provided by financing activities	$31,100	$8,592	$31,515

Year ended December 31, 2004

During the year ended December 31, 2004, our operating activities used net cash of $9.7 million. Cash used in operating activities consisted of a net loss of $12.0 million adjusted for non-cash items primarily related to depreciation, amortization of stock-based compensation and interest expense, which included the amortization and write-off of discount related to the issuance of promissory notes. The primary use of cash for operating activities during the year ended December 31, 2004 was for our inventory, which increased as we ramped up our production volume in order to meet our customers’ increasing demand for our knowledge-based processors. In addition, the significant growth in our product sales in 2004 increased accounts receivable and lowered our operating cash flows. Cash was also used to reduce our accrued liabilities as we settled our product warranty obligations during the period and used a portion of our initial public offering proceeds to reduce our overall liability balance. Other uses of cash for operating activities included an increase in prepaid and other assets due to the payment of a directors and officers’ insurance premium in connection with our initial public offering, and a decrease in deferred revenue as we completed our obligation under the agreement with Micron. Cash used for activities related to inventory, accounts receivable, accrued liabilities, prepaid and other assets and deferred revenue was offset by an increase in accounts payable due to the growth in our operations.

Our investing activities provided net cash of $6.8 million during the year ended December 31, 2004. Cash was provided by the sale of short-term investments and the reduction in restricted cash as our amended line of credit agreement with a bank no longer required a restricted cash deposit. Cash provided by the sale of short-term investments and the reduction in restricted cash was offset by the acquisition of property and equipment totaling $1.2 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $2.9 million during fiscal 2005. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $31.1 million for the year ended December 31, 2004. The primary source of cash was the net proceeds received in connection with our initial public offering of $39.3 million. The other sources of cash included the issuance of convertible promissory notes, repayment of stockholder notes received, proceeds from exercises of stock options and warrants and borrowings under the line of credit. Cash provided by these activities was offset by repayment of convertible promissory notes, repayment of the outstanding balance under the working capital line and the payments for capital lease obligations.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Cash used in operating activities during the year ended December 31, 2003 was $25.8 million compared to $17.8 million in 2002. Our reported net loss of $32.0 million and $19.9 million in 2003 and 2002, respectively, was offset by non-cash charges of approximately $15.6 million primarily due to stock-based compensation in 2003 and $1.8 million primarily due to depreciation and amortization in 2002. Cash used in operations during 2003 included an increase in accounts receivable of $3.7 million resulting from product sales late in 2003. We reduced our cash utilization during the year in part through an increase in accrued liabilities of $7.1 million, which primarily related to unfavorable purchase commitments and warranty charges for the cost of replacement parts. We also increased inventories during this period by $12.7 million as we began ramping production of our knowledge-based processors for Cisco, but this increase in gross inventories was significantly offset by a $10.4 million provision for inventory and adverse purchase commitments.

Cash used in investing activities was $7.5 million for the year ended December 31, 2003 compared to $2.0 million during the same period in 2002. During 2003, we used $5.0 million in cash related to bank financings as the cash was reclassified as restricted cash, $1.3 million in purchases of property and equipment and a net increase of $1.2 million in short-term investments. During 2002, we used cash in investing activities primarily for the purchase of property and equipment.

Cash provided by financing activities was $8.6 million in 2003 compared to $31.5 million in 2002. During 2003, we received proceeds of approximately $9.9 million from bank financings. We repaid bank debt totaling $1.4 million. During 2002, we raised $30.0 million from a convertible promissory note which we subsequently converted into shares of redeemable preferred stock by exercising our right to effect this conversion. We made net debt repayments of approximately $0.6 million in 2002.

Capital Resources

We believe that our existing cash and cash equivalents balance of $41.4 million, together with the working capital line of $14.5 million, will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Contractual Obligations

As of December 31, 2004, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$4,105	$494	$1,261	$1,320	$1,030
Capital lease obligations	1,317	1,314	3	—	—
Wafer purchases	6,175	6,175	—	—	—

Total	$11,597	$7,983	$1,264	$1,320	$1,030

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we were not involved in any unconsolidated SPE transactions.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) will be effective for us beginning in the third quarter of fiscal 2005. The adoption of SFAS No. 123(R) will have a material impact on our results of operations, financial position and statement of cash flows. We are evaluating what transition method and what pricing model to select upon adoption.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 will be effective for us for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No.151 will be effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2004, our investments consisted mostly of investment grade commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. Our exposure to interest rates also relates to an increase or decrease in the amount of interest expense we may incur depending upon our outstanding bank debt. As of December 31, 2004, we had no outstanding bank debt. Our bank facility allows us to borrow up to $14.5 million at a variable interest rate based upon the prime rate. The risks associated with fluctuating interest expense are limited to this facility, and we do not believe that a 10.0% change in the prime rate would have a material impact upon our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NETLOGIC MICROSYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetLogic Microsystems, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 23, 2005

NETLOGIC MICROSYSTEMS, INC.

BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$41,411	$13,155
Restricted cash	—	5,000
Short-term investments	—	2,995
Accounts receivable, net	5,873	4,062
Inventory	7,759	3,584
Prepaid expenses and other current assets	1,408	560

Total current assets	56,451	29,356
Property and equipment, net	2,953	2,031
Other assets	50	457

Total assets	$59,454	$31,844

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$—	$9,910
Accounts payable	5,690	3,581
Accrued liabilities	4,164	8,118
Deferred revenue	—	500
Capital lease obligations, current	1,314	351

Total current liabilities	11,168	22,460
Capital lease obligations, long-term	3	135
Other liabilities	181	—

Total liabilities	11,352	22,595

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock: $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2004 and 38,561 shares issued and outstanding at December 31, 2003	—	91,600
Stockholders’ equity (deficit):
Common stock; 200,000 shares authorized at December 31, 2004 and 100,000 shares authorized at December 31, 2003; 17,581 and and 3,638 shares issued and outstanding at December 31, 2004 and 2003	176	36
Additional paid-in capital	150,771	10,686
Notes receivable from stockholders	(434)	(1,620)
Deferred stock-based compensation	(3,227)	(4,300)
Accumulated deficit	(99,184)	(87,153)

Total stockholders’ equity (deficit)	48,102	(82,351)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$59,454	$31,844

The accompanying notes are an integral part of these financial statements.

NETLOGIC MICROSYSTEMS, INC.

STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Product revenue	$46,705	$10,015	$2,592
License and engineering service revenue	1,128	3,520	303

Total revenue	47,833	13,535	2,895

Cost of revenue:
Cost of product revenue (1)	26,664	20,310	1,634
Cost of license and engineering revenue	—	5	89

Total cost of revenue	26,664	20,315	1,723

Gross profit (loss)	21,169	(6,780)	1,172

Operating expenses:
Research and development	17,259	18,312	17,133
Selling, general and Administrative	6,587	4,405	4,184
Stock-based compensation (2)	5,511	2,675	4

Total operating expenses	29,357	25,392	21,321

Loss from operations	(8,188)	(32,172)	(20,149)

Interest income	382	466	759
Interest expense	(4,076)	(166)	(481)
Other expense, net	(149)	(88)	(48)

Net loss	$(12,031)	$(31,960)	$(19,919)

Net loss per common share—Basic and Diluted	$(1.17)	$(11.01)	$(7.49)

Shares used in calculation—Basic and Diluted	10,318	2,903	2,658

(1) Stock-based compensation included in cost of product revenue	$168	$111	$—

(2) Components of stock-based compensation excluded from operating expenses:
Research and development	$2,166	$1,487	$4
Selling, general and administrative	3,345	1,188	—

Total	$5,511	$2,675	$4

The accompanying notes are an integral part of these financial statements.

NETLOGIC MICROSYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2001	3,194	$32	$2,687	$(1,591)	$—	$(35,274)	$(34,146)
Repurchase of restricted Common Stock	(49)		(33)	32			(1)
Repayment of stockholders notes				134			134
Issuance of Common Stock for stockholders’ notes	314	3	576	(579)
Issuance of Common Stock for cash and services	31		39				39
Issuance of Common Stock upon exercise of warrants	194	2	154				156
Stock-based compensation			4				4
Net loss and comprehensive loss						(19,919)	(19,919)

Balance at December 31, 2002	3,684	37	3,427	(2,004)		(55,193)	(53,733)
Repurchase of restricted Common Stock	(122)	(1)	(175)	118			(58)
Repayment of stockholders notes				266			266
Issuance of Common Stock for cash and services	76		149				149
Issuance of warrants in conjunction with financing
lines of credits			199				199
Deferred stock-based compensation, net of reversal			7,086		(7,086)
Amortization of deferred stock-based compensation					2,786		2,786
Net loss and comprehensive loss						(31,960)	(31,960)

Balance at December 31, 2003	3,638	36	10,686	(1,620)	(4,300)	(87,153)	(82,351)
Issuance of common stock in connection with initial public offering, net of expenses of $2,442	3,737	38	39,224				39,262
Issuance of common stock in connection with
conversion of redeemable preferred stock	9,640	96	91,504	—	—	—	91,600
Repurchase of Restricted Common Stock	(14)	—	(23)	23	—	—	—
Repayment of stockholders notes	—	—	—	1,163	—	—	1,163
Beneficial conversion feature on notes payable	—	—	2,466	—	—	—	2,466
Issurance of warrants in connection with line of credit	—	—	220	—	—	—	220
Issaunce of warrants in connection with notes payable	—	—	981	—	—	—	981
Issuance of Common Stock upon exercise of warrants	127	1	238	—	—	—	239
Issuance of Common Stock for cash and services	453	5	869	—	—	—	874
Deferred stock-based compensation, net of reversal
due to terminations	—	—	4,606	—	(4,606)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	5,679	—	5,679
Net loss and comprehensive loss						(12,031)	(12,031)

Balance at December 31, 2004	17,581	$176	$150,771	$(434)	$(3,227)	$(99,184)	$48,102

The accompanying notes are an integral part of these financial statements.

NETLOGIC MICROSYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(12,031)	$(31,960)	$(19,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,607	2,234	1,496
Issuance of stock options for services	11	32	8
Amortization of deferred stock-based compensation	5,679	2,786	4
Non-cash interest expense	3,634	90	41
Amortization of deferred interest expense	—	—	53
Provision for allowance for doubtful accounts	192	80
Provision for inventory reserves and adverse purchase commitments	—	10,421	186
Changes in current assets and liabilities:
Accounts receivable, gross	(2,003)	(3,734)	97
Inventories, gross	(4,175)	(12,696)	(1,011)
Prepaid expenses and other assets	(409)	(211)	(363)
Accounts payable	2,109	110	755
Accrued liabilities	(3,953)	7,103	519
Deferred revenue	(500)	(50)	307
Other long-term liabilities	181	—	—

Net cash used in operating activities	(9,658)	(25,795)	(17,827)

Cash flows from investing activities:
Purchase of property and equipment	(1,181)	(1,337)	(1,923)
Purchase of short-term investments	—	(3,423)	(4,044)
Proceeds/maturities of short-term investments	2,995	2,237	3,991
Restricted cash	5,000	(5,000)

Net cash (used in) provided by investing activities	6,814	(7,523)	(1,976)

Cash flows from financing activities:
Proceeds from initial public offering, net	39,262	—	—
Proceeds from issuance of convertible promissory notes and warrants	7,650	—	30,000
Repayment of convertible promissory notes	(7,650)	—	—
Proceeds from issuance of Redeemable Convertible Preferred Stock, net of issuance costs	—	—	1,812
Principal payments on capital lease obligations	(517)	(311)	(187)
Repurchase of restricted Common Stock for cash	—	(58)	(1)
Proceeds from issuance of Common Stock	1,102	149	187
Proceeds from payment of notes receivable from stockholders	1,163	266	134
Proceeds from notes payable and lines of credit	27,039	9,910	—
Repayment of notes payable and lines of credit	(36,949)	(1,364)	(430)

Net cash provided by financing activities	31,100	8,592	31,515

Net increase (decrease) in cash and cash equivalents	28,256	(24,726)	11,712
Cash and cash equivalents at beginning of year	13,155	37,881	26,169

Cash and cash equivalents at end of year	$41,411	$13,155	$37,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$277	$76	$434

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Redeemable Convertible Preferred stock into Common Stock in connection with the initial public offering	$91,600	$—	$—

Conversion of convertible promissory notes and accrued interest into Redeemable Convertible Preferred Stock	$—	$—	$31,197

Acquisition of property and equipment under capital leases	$1,348	$249

Issuance of Common Stock for notes receivable from stockholders	$—	$—	$579

Repurchase of restricted Common Stock through cancellation of stockholders’ notes	$23	$118	$32

Issuance of warrants in connection with notes payable and line of credit	$1,201	$199

Beneficial conversion feature of convertible promissory notes	$2,466	$—	$—

Issuance of warrants in connection with convertible promissory notes	$979	$—	$—

The accompanying notes are an integral part of these financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We are a semiconductor company that designs, develops and markets high performance knowledge-based processors for a variety of advanced Internet, corporate and other networking systems, such as routers, switches, network access equipment and networked storage devices. Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge database containing network and network user information to make complex decisions about individual packets of information traveling through the network. Our knowledge-based processors significantly enhance the ability of networking original equipment manufacturers, or OEMs, to supply network service providers with systems offering more advanced functionality for the Internet, such as voice transmission over the Internet, or VoIP, virtual private networks, or VPNs, and streaming video and audio. We electronically transfer our proprietary designs to third party wafer foundries to manufacture our products. Wafers processed by these foundries are shipped to our subcontractors, where they are assembled into finished products and electronically tested before delivery to our customers. We believe that this manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products.

On July 14, 2004, we completed an initial public offering of our common stock at a price of $12.00 per share. We sold 3,736,876 shares and an additional 2,038,124 shares were sold by selling stockholders, excluding shares subject to the underwriters’ over-allotment option (which was not exercised). We received approximately $39.3 million in proceeds after deducting underwriters’ fees and other transaction costs.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

We derive revenue mainly from product sales and, to a lesser extent, from engineering services.

Revenue from product sales is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determined, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions or return rights. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer supports, additional products or enhancements. The customers have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

From time to time we perform engineering services for third parties. Engineering service revenue is recognized as services are preformed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

In 2002, we entered into a license and technology transfer agreement with Micron Technology which was subsequently amended in May 2003. Under the terms of the agreement, we are entitled to receive payments related to the licensing of certain technology and completion of certain milestones. Revenue related to the

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensing of our technology was recognized upon signing the amended agreement as the technology had been delivered, the price was fixed and all of our obligations had been met. Revenue related to milestone payments is recognized when due upon completion of the milestones.

Warranty

We provide a limited warranty on our products for one year from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim.

Cash and cash equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. These investments consist of money-market funds, which are readily convertible to cash and are stated at cost, which approximates market value. We deposit cash and cash equivalents with high credit quality financial institutions.

Short-term investments

Short-term investments comprised primarily debt instruments that were classified as available-for-sale. Short-term investments were carried at their fair market value based on quoted market prices as of the balance sheet date. Realized gains or losses were determined on the specific identification method and were reflected in income. Realized gains and losses were not material in 2004, 2003 or 2002. Unrealized gains or losses were reported as other comprehensive income (loss). Unrealized gains and losses at December 31, 2004 were not material.

Risks and uncertainties and concentration of credit risk

We have a history of net losses and may continue to incur net losses. Our net losses for the years ended December 31, 2004, 2003 and 2002 were $12.0 million, $32.0 million and $19.9 million, respectively. Our ability to become profitable is dependent, among other factors, upon the rate of growth of our target markets, continued customer acceptance of our product, continued end-user acceptance of our customer’s product, the strategic position of our products related to current or future competitors, our ability to develop new products that fulfill customer’s specifications, our ability to lower cost of goods sold through yield improvements and our ability to manage expenses. If we are unable to achieve profitability, we could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to us or at all.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2004, 2003 and 2002, our top five customers accounted for approximately 84.5%, 77.9% and 49.2% of total product revenue, respectively. Further, our engineering services revenue of approximately $1.1 million and $3.5 million in 2004 and 2003, or approximately 2% and 26.0% of total revenues in 2004 and 2003, respectively, is not anticipated to carry forward into future periods and, as such, you should not rely on this previous result being an indication of our future operating performance. Because of the substantial market share owned by our top five customers, our revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our products. Our revenue

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from our customers, particularly for our top five customers, would harm our financial performance. Because our sales are based upon standard purchase orders and not on long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We purchase all of our semiconductor products from third party foundries. Because future foundry capacity may be limited and because we do not have long-term agreements with our foundries, we may not be able to secure adequate manufacturing capacity to satisfy the demand for our products. Although we presently utilize two foundries for wafers, we rely on one for current generation product. We provide the two foundries with monthly rolling forecasts of our production requirements. The ability of each foundry to provide wafers to us is limited however, by the foundry’s available capacity. Moreover, the price of our wafers may fluctuate based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with present and future customers would be harmed and our revenue, gross margin and operating results would be materially impacted.

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. To date we have not experienced any losses on our deposits of cash or cash equivalents. Our accounts receivable are derived from revenue earned from customers located in North America and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

The following table summarizes customers who accounted for more than 10% of the total revenue:

	Year Ended December 31,
	2004	2003	2002
Solectron Corporation	69%	27%	2%
Mitsui Comtek Corporation	7%	16%	6%
Micron Technology, Inc.	2%	26%	—

The following table summarizes customers who accounted for more than 10% of the total accounts receivable:

	2004	2003	2002
Solectron Corporation	64%	48%	13%
Mitsui Comtek Corporation	5%	11%	28%
Micron Technology, Inc.	—	19%	—
Celestica Thailand	11%	—	—

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. We provide reserves to adjust inventories when we believe that the net realizable value is less than the carrying value of our inventory. We also provide reserves when the number of units on hand exceeds the number

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of units that we forecast to sell over a certain period, generally twelve months. In order to determine whether the carrying value of our inventory exceeds its estimated market value, we must estimate the expected manufacturing yield, or the percentage of good product resulting from the manufacturing process, as identified when the product is tested. If actual yields are below estimates, the cost of inventory may exceed its estimated market value and an adjustment could result, having a significant impact on the carrying value of our inventory. In the third quarter of 2003, we accelerated production of a customized version of our knowledge-based processors designed specifically for Cisco. In the third and fourth quarters of 2003, we shipped a substantial quantity of these knowledge-based processors to Cisco, which processors passed the qualification and testing procedures that Cisco and we had applied to them. We continued to ship a significant number of these processors through the end of 2003; however, in the first quarter of 2004, Cisco began to apply more rigorous testing on its networking systems that identified certain situations in which our products failed to perform to specification. Cisco returned these products to us under the terms of our standard warranty. To eliminate this problem with future products, we modified the design. We replaced the returned units with our processors that passed more stringent testing procedures. As a result of these events, we recorded charges for the write down of inventory and adverse purchase commitments during the third and fourth quarters of 2003. Inventory write downs charged to cost of sales (exclusive of charges for adverse purchase commitments) amounted to $0.6 million and $0.2 million in 2003 and 2002, respectively. Adverse purchase commitments charged to cost of sales amounted to $9.8 million in 2003. No adverse commitment charge was recorded in 2004 or 2002.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leased assets and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.

The depreciation and amortization periods for property and equipment categories are as follows:

Machinery and equipment	3 years
Software	3 years
Furniture and fixtures	5 years

Long-lived assets

We review the recoverability of our long-lived assets, such as property and equipment, whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Fair value of financial instruments

Carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, notes payable and capital lease obligations approximate fair value due to their short maturities and interest rates currently available to us.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss approximated net loss for the years ended December 31, 2004, 2003 and 2002.

Computation of net loss per share

We have computed net loss per share under two methods, basic and diluted. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share (in thousands):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net loss: basic and diluted	$(12,031)	$(31,960)	$(19,919)

Denominator:
Weighted-average common shares outstanding	10,570	3,605	3,466
Less: unvested common shares subject to repurchase	(252)	(702)	(808)

Total shares: basic and diluted	10,318	2,903	2,658

The following outstanding redeemable convertible preferred stock and warrants, common stock warrants, common stock options, and employee stock options were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2004	2003	2002
Redeemable convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	9,640	9,640
Redeemable convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	—	31	18
Common stock warrants	62	65	65
Stock options	2,213	1,270	818

Advertising costs

Advertising costs are expensed as incurred. Advertising costs were not significant in 2004, 2003 or 2002.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development

Research and development costs are expensed as incurred.

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

We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

The following table illustrates the effect on our net loss as if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net loss—as reported	$(12,031)	$(31,960)	$(19,919)
Add: Stock-based compensation expense included in reported net loss	5,679	2,786	4
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(7,806)	(2,984)	(192)

Net loss—pro forma	$(14,158)	$(32,158)	$(20,107)

Net loss per common share (basic and diluted):
As reported	$(1.17)	$(11.01)	$(7.49)

Pro forma	$(1.37)	$(11.08)	$(7.56)

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Under SFAS No. 123 and EITF 96-18, equity instruments issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. We believe that the fair value of the equity instruments are more reliably measured than the fair value of the services received. The fair value of each non-employee equity instrument is remeasured at each period until a commitment date is reached, which is generally the vesting date.

Fair value disclosures

We calculated the fair value of each option grant on the date of grant using the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.07% – 3.62%	1.95% – 3.07%	2.70% – 4.62%
Expected life of options (in years)	4 years	4 years	4 years
Expected dividend yield	—	—	—
Volatility	0% – 80%	0%	0%

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of employee stock option grants was $8.02 , $10.97 and $0.28 for the years ended December 31, 2004, 2003 and 2002, respectively.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for us beginning in the third quarter of fiscal 2005. The adoption of SFAS No. 123(R) will have a material impact on our results of operations, financial position and statement of cash flows. We are evaluating what transition method and what pricing model to select upon adoption.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 will be effective for us for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 will be effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position, results of operations and cash flows.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31,
	2004	2003
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$41,411	$12,905
Commercial paper	—	250

	$41,411	$13,155

Short-term investments:
U.S. Government debt securities	$—	$2,995

Accounts receivable:
Trade accounts receivable	$6,158	$4,155
Less: Allowance for doubtful accounts	(285)	(93)

	$5,873	$4,062

Inventories:
Finished goods	$4,790	$229
Work-in-progress	2,969	3,355

	$7,759	$3,584

Property and equipment, net:
Machinery and equipment	$3,266	$2,833
Software	6,929	4,917
Furniture and fixtures	154	72
Leasehold improvements	653	653

	11,002	8,475
Less: Accumulated depreciation and amortization	(8,049)	(6,444)

	$2,953	$2,031

Property and equipment includes $1.7 million of machinery and equipment and leasehold improvements under capital lease arrangements at December 31, 2004 and 2003. Accumulated amortization of assets under capital leases totaled $1.7 million and $1.5 million at December 31, 2004 and 2003, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1.6 million, $2.1 million and $1.5 million, respectively.

	December 31,
	2004	2003
	(in thousands)
Accrued liabilities:
Payroll and related expenses	$752	$701
Accrued inventory purchases	1,030	812
Accrued engineering expenses	1,282	1,687
Accrued adverse purchase commitments	214	3,365
Accrued product warranty	381	1,051
Other accrued expenses	505	502

	$4,164	$8,118

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Warranty accrual:
Beginning balance	$1,051	$—
Provision for warranty	30	1,064
Settlements made during the period	(400)	(13)
Change in estimate	(300)

Ending balance	$381	$1,051

NOTE 3— Revolving Line of Credit:

In September 2001, we entered into an agreement with a bank to establish an equipment line of credit (“Equipment Line”) which enabled us to borrow up to $2.0 million for the acquisition of fixed assets and a revolving line of credit (“Revolving Line”) of $500,000 for working capital.

In September 2001, in connection with the lines of credit, we issued the bank a warrant to purchase 52,000 shares of our Series D preferred stock at $3.25 per share, subject to certain adjustments. The warrant remains outstanding at December 31, 2004 and expires in July 2005. The fair value of this warrant was estimated to be $127,000 at the date of issuance based on the Black-Scholes model using a risk-free interest rate of 4.5%, volatility of approximately 80%, the contractual life of seven years, zero dividend rate and a fair value of $3.25 per share. The amount was recorded as prepaid expenses and amortized as interest expenses over the term of the facility. The line of credit agreement was terminated in October 2003, and accordingly, the balance of the prepaid interest related to the warrant was charged to interest expense at that time.

In February 2003, in connection with the amendment of line of credit agreement, we issued the bank a warrant to purchase 5,000 shares of our Series E Redeemable Convertible Preferred Stock at $4.88 per share. The warrant remains outstanding at December 31, 2004 and expires in July 2005. The line of credit agreement was terminated in October 2003, and accordingly, the balance of the prepaid interest related to the warrant was charged to interest expense at that time.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2003, the Equipment Line and the Revolving Line were repaid in full and replaced by a working capital and accounts receivable line of credit with another bank (the “Working Capital Line”), which enabled us to borrow up to $4.5 million for working capital purposes and up to $3.0 million based on certain outstanding accounts receivable balances. The terms of the Working Capital Line required $5.0 million to be on deposit with the bank and this amount was included as restricted cash on the balance sheet at December 31, 2003. The outstanding balance under the Working Capital Line was $0 and $9.9 million at December 31, 2004 and 2003, respectively.

In October 2003, in connection with the Working Capital Line, we issued the bank a warrant to purchase 49,000 shares of our Series E Redeemable Convertible Preferred Stock at $4.88 per share. The warrant remains outstanding at December 31, 2004 and expires in October 2010. The fair value of the warrants of $182,000 is being amortized as interest expense over the 24-month period of the line of credit arrangement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 5.0%, the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share.

In March 2004, we amended the Working Capital Line. The terms of the amended agreement allowed us to borrow up to $4.5 million for working capital purposes to the extent we have cash, cash equivalents and short term investments in the custody of the bank. In addition, the portion of the facility that was also available based on certain accounts receivable balances was replaced by an Accounts Receivable Financing facility. The Accounts Receivable Financing facility allowed us to borrow up to $10.0 million based on a percentage of certain customer purchase orders and accounts receivable balances.

In March 2004, in connection with the amendment to the Working Capital Line, we issued the bank a warrant to purchase 62,000 shares of our Series E Redeemable Convertible Preferred Stock at $4.88 per share. The warrant remains outstanding at December 31, 2004 and expires in March 2011. The fair value of the warrants of $223,000 is being amortized as interest expense over the remaining 18-month life of the agreement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 3.49%, the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share.

In July 2004, we repaid in full $10.5 million outstanding under the Working Capital Line at that time. Subsequent to our initial public offering on July 14, 2004, the Working Capital Line was amended twice and our line of credit was increased to $14.5 million available for general working capital purposes. As of December 31, 2004, we had no balance outstanding under the Working Capital Line. Borrowings under the Working Capital Line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent (5.5% at December 31, 2004), or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the Working Capital Line, we are required to maintain a tangible net worth of at least $40 million and a minimum Adjusted Quick Ratio of 2.0 (both as defined in the Working Capital Line agreement) at all times. We had complied with this covenant as of December 31, 2004.

NOTE 4—CONVERTIBLE PROMISSORY NOTES:

In March 2004, we issued $7.6 million in convertible promissory notes (the “Notes”) bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share. The Notes were issued to existing stockholders, directors and management. The Notes were convertible at a conversion price of $3.25 at the option of the holder in March 2005 into approximately 2.6 million shares of Series D Redeemable

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock, if not earlier repaid. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature of $2.5 million. The warrants had a fair value of $1.0 million, estimated using the Black-Scholes valuation model, with a risk-free interest rate of 2.44%, a four-year life of the warrants, expected dividend yield of zero, volatility of 90% and a fair value of $3.55. The beneficial conversion feature and the fair value of the warrants were recorded as a discount to the promissory notes. Both the beneficial conversion feature and the warrants were being charged to interest expense over the term of the notes.

In July 2004, the promissory notes and accrued interest were repaid in full following the closing of the initial public offering of our common stock. As the Notes were issued and fully repaid in 2004, the entire value of the beneficial conversion feature and the warrants aggregating $3.5 million was charged to interest expense during the year ended December 31, 2004.

In June 2002, we raised $30.0 million from the issuance of an unsecured convertible promissory note. The note accrued interest at a rate of 2.9% per year and was due on September 30, 2002. In October 2002, the principal balance of the note was converted into 6,154,000 shares of Series E Redeemable Convertible Preferred Stock. We paid $262,000 accrued interest in cash upon the date of conversion.

In June 2002, the convertible note of $1.1 million issued in previous years was converted along with accrued but unpaid interest of $64,000 into 368,000 shares of Series D Redeemable Convertible Preferred Stock.

NOTE 5—REDEEMABLE CONVERTIBLE PREFERRED STOCK:

At December 31, 2003, we had 38,560,664 shares of Series A, B, C, D and E redeemable convertible preferred stock (the “Preferred Stock”) outstanding. The holders of the Preferred Stock were entitled to certain dividend and liquidation preference rights. No dividends were declared or paid related to the Preferred Stock. Each share of the Preferred Stock was convertible at the option of the holder, or upon our completion of a qualifying public offering of common stock. Upon completion of our initial public offering in July 2004, all outstanding shares of the Preferred Stock were converted into 9,640,145 shares of our common stock.

NOTE 6—COMMON STOCK:

Our Certificate authorizes us to issue 200,000,000 shares of $0.01 par value Common Stock. A portion of the shares sold are subject to a right of repurchase by us subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2004 and 2003, there were 252,000 and 702,000 shares, respectively, subject to repurchase.

Warrants for common stock

At December 31, 2004 and 2003, warrants to purchase 62,000 and 65,000 shares of Common Stock at an exercise prices ranging from $0.80 to $19.50 per share remain outstanding.

NOTE 7—NOTES RECEIVABLE FROM STOCKHOLDERS:

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by employees. The notes bear interest rates of 6% and 7% compounded semi-annually or annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the maturity of the notes. The terms of the notes range from 4 to 8 years. Notes receivables from stockholders were $0.4 million and $1.6 million at December 31, 2004 and 2003, respectively. Accrued interest on the notes receivables from stockholders was $116,000 and $295,000 at December 31, 2004 and 2003, respectively and was recorded as other assets.

NOTE 8—STOCK OPTION PLANS:

We have two stock option plans, the 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the “Plans”). The Plans provide for the granting of stock options to employees and consultants. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to our employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to our employees and consultants. We have reserved 3.3 million and 2.4 million shares of Common Stock for issuance under the 2004 Equity Incentive Plan and the 2000 Stock Plan, respectively. In January 2005, we increased the number of shares of Common Stock reserved for issuance under the 2004 Equity Incentive Plan to 3.5 million shares. We no longer grant options under the 2000 Stock Plan.

Options under the Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable immediately subject to repurchase options held by us which lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors. We have an option to repurchase, in the event of a termination of the optionee’s employment relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. In the event when the unvested shares are issued with a promissory note, we have a right to repurchase these unvested shares at the lower of the fair market value of our Common Stock as of the time the repurchase option is exercised and the original purchase price per share. To date, options granted generally vest over four years.

The Plans also allowed for the grant of restricted common stock. During 2004, 2003 and 2002, the Board of Directors granted 3,000, 7,000 and 11,000 shares of restricted common stock, respectively. The restricted common stock grants were fully vested upon grant and we recorded a compensation expense equal to the fair value of the common stock on the date of grant. Compensation expense related to these grants were $6,000, $21,000 and $21,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all options activity under the Plans is presented below (number of shares in thousands):

	Shares Available for Grant	Options Outstanding
		Number of Shares Outstanding	Weighted Average Exercise Price
Balances at December 31, 2001	394	260	$1.28
Options authorized	625	—
Options granted	(923)	923	2.00
Options exercised	—	(345)	1.80
Options cancelled	20	(20)	1.12

Balances at December 31, 2002	116	818	1.88
Options authorized	738	—
Options granted	(691)	691	2.00
Options exercised	—	(76)	1.96
Options cancelled	163	(163)	1.96

Balances at December 31, 2003	326	1,270	1.96
Options authorized	3,823	—
Options granted	(1,450)	1,450	8.00
Options exercised	—	(454)	1.93
Options cancelled	16	(16)	3.72

Balances at December 31, 2004	2,715	2,250	5.81

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.80–$1.60	59	6.28	$1.35	59	$1.35
$2.00	1,163	8.27	2.00	1,163	2.00
$6.04	236	9.82	6.04	—	—
$6.34–$9.12	126	9.90	7.90	—	—
$12.00–$13.00	666	9.48	12.39	261	13.00

	2,250	8.83	5.81	1,483	3.91

Deferred Stock-Based Compensation

During the year ended December 31, 2004 and 2003, we recorded deferred stock-based compensation of $4.9 million and $7.1 million, respectively, due to the difference between the exercise price and the estimated fair value of common stock. Deferred-stock based compensation is being amortized over the vesting period of four years. We recognized compensation expense of $5.7 million and $2.8 million during 2004 and 2003, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We granted stock options and stock purchase rights with exercise prices below their estimated fair market value as follows:

Grants Made During Quarter Ended	Number of Options Granted (000s)	Weighted- Average Exercise Price	Weighted- Average Fair Value per Share	Weighted- Average Intrinsic Value per Share
March 31, 2003	117	$2.00	$10.44	$8.44
June 30, 2003	255	$2.00	$12.24	$10.24
September 30, 2003	108	$2.00	$13.76	$11.76
December 31, 2003	211	$2.00	$14.20	$12.20
March 31, 2004	407	$2.00	$14.20	$12.20

The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

Management determined, retrospectively, the fair value for the grants made during the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004.

2004 Employee Stock Purchase Plan

In July 2004, we adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 750,000 shares of our common stock under this plan. The Purchase Plan permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants will be 85.0% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. The Purchase Plan complies with the requirements of Section 423 of the Code., The shares reserved under the Purchase Plan are subject to an automatic increase on January 1 of each year in the number of shares equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of our common stock on the effective date of our initial public offering. In January 2005, we increased the number of shares of common stock reserved for issuance under the Purchase Plan to 825,000 shares. The Purchase Plan will terminate in May 2014.

As of December 31, 2004, no shares have been issued under the Purchase Plan.

NOTE 9—INCOME TAXES:

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Deferred Tax Assets:
Net operating loss carryforwards	$24,639	$20,141
Accrued liabilities and other	1,263	5,064
Deferred stock-based compensation	1,120	—
Depreciation and amortization	2,940	3,123
Research and Development Tax Credits	6,118	4,421

Gross deferred tax assets	36,080	32,749
Valuation Allowance	(36,080)	(32,749)

Net Deferred Tax Assets	$—	$—

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, we have placed a valuation allowance against our net deferred tax assets.

At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $70.2 million and $13.2 million, respectively. These net operating loss carryforwards will expire commencing in 2020 and 2010 for federal and state purposes, respectively. We also have federal and state research and development tax credit carryforwards of approximately $3.5 million and $3.9 million, respectively. The federal tax credit carryforwards will expire commencing in 2019.

For federal and state purposes, a portion of our net operating loss carryforwards may be subject to certain limitation on annual utilization in case of a change in ownership, as defined by federal and state tax law.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Leases

We lease office space and equipment under noncancelable operating and capital leases with various expiration dates through 2011. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $0.5 million, $0.4 million and $0.4 million, respectively. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Purchase Commitments

At December 31, 2004, we had approximately $6.2 million in non-cancelable purchase commitments with suppliers. We had recorded a liability of $0.2 million for adverse purchase commitments related to a portion of these commitments which is considered unsalable.

Contingencies

We are party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that these matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our financial position or results of operations. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins.

Indemnities, Commitments and Guarantees

During its normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to our customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers to the maximum extent permitted under the laws of the state of Delaware. In addition, we have contractual commitments to various customers, which could require it to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. We do,

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2005	$1,315	$494
2006	3	625
2007	—	636
2008	—	652
2009 and thereafter	—	1,698

Total minimum lease payments	1,318	$4,105

Less: Amount representing interest	1

Present value of capital lease obligations	1,317
Less: Current portion	1,314

Long-term portion of capital lease obligations	$3

NOTE 11—SEGMENT INFORMATION:

We operate in one business segment and sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue:
North America	$44,700	$12,259	$2,373
Asia	2,037	767	349
Europe	1,096	509	173

Total	$47,833	$13,535	$2,895

All of our long-lived assets are located in the United States of America.

NOTE 12—EMPLOYEE BENEFIT PLAN:

We sponsor a 401(k) defined contribution plan covering all employees. Contributions made by us are determined annually by the Board of Directors. To date we have made no contributions to the plan.

NOTE 13—RELATED PARTY:

In May 2004, we entered into a lease agreement (the “Lease Agreement”) for our headquarters facility in Mountain View, California with an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which is currently a holder of more than 5.0% of our voting securities. Prior to entering into the Lease Agreement, we had a sublease agreement (the “Sublease”) for our previous headquarters facility with a lessee of the Affiliate. During the year ended December 31, 2004, we made lease payments of approximately $0.5 million in aggregate under the Lease Agreement and the Sublease.

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2004. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2004

Total revenue	$8,267	$11,876	$12,441	$15,249
Gross profit	$2,697	$5,541	$5,580	$7,351
Net loss	$(5,405)	$(2,912)	$(3,638)	$(75)
Net loss per share—basic and diluted	$(1.58)	$(0.78)	$(0.22)	$(0.00)

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2003

Total revenue	$813	$4,704	$2,602	$5,416
Gross profit	$155	$3,592	$(5,648)	$(4,879)
Net loss	$(4,793)	$(1,916)	$(12,128)	$(13,123)
Net loss per share—basic and diluted	$(1.47)	$(0.59)	$(3.68)	$(4.52)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

In December 2004, the compensation committee of our board of directors approved salary increases for our executive officers. None of these executive officers have written employment agreements with us, and each is employed at will. These salary increases were determined and approved pursuant to an annual compensation and performance review process. For each executive officer, the salary increase became effective as of the date of the performance review date. The following table sets forth the current salaries for our five most highly compensated executive officers in fiscal year 2004, including our Chief Executive Officer, and the effective dates of the increases:

Name	Title	Annual Salary	Effective Date
Ronald Jankov	President and CEO	$237,200	October 12, 2004
Marcia Zander	Vice President of Sales	$210,000	January 6, 2005
Varadarajan Srinivasan	Vice President of Product Development and Chief Technical Officer	$197,000	September 1, 2004
Roland Cortes	Sr. Director of Legal Affairs and IP Management and Secretary	$197,000	October 26, 2004
Ibrahim Korgav	Sr. Vice President of Manufacturing And Business Operations	$191,800	September 20, 2004

In March 2005, the compensation committee of our board of directors approved change-in-control agreements for each of Donald Witmer, our Chief Financial Officer, and Marcia Zander, our Vice President of Sales. Pursuant to each of these agreements, the executive officer will be entitled to receive a severance payment equal to 50% of the executive officer’s annual salary at that time, in addition to any other amounts and benefits to which the executive officer may be entitled, if the executive officer’s employment is terminated for any of the following reasons within two years following a change in control of our company: assignment to the officer of duties incompatible with the officer’s position, failure to maintain the officer in this position and its reporting relationship or a substantial diminution in the nature of the officer’s authority or responsibilities; reduction in the officer’s then current base salary or in the bonus or incentive compensation opportunities or benefits coverage, except pursuant to an across-the-board reduction similarly affecting all senior executives; termination of the officer’s employment, for any reason other than voluntary termination or the officer’s misconduct; relocation of the officer’s principal place of business to a location more than 30 miles from the location of such office on the date of the change-in-control agreement; failure to pay the officer any material amounts otherwise vested and due the officer under the change-in-control agreement or under any plan, program or policy; or the officer’s death or disability. Under these agreements, a change in control results when there is an acquisition of 45% or more of our outstanding voting securities by one individual or entity or a group of stockholders or an acquisition of the company which results in a change in the majority of the directors on the board of directors, a new stockholder or group receiving at least 45% of the outstanding voting securities, or our former stockholders retaining less than 50% of our outstanding voting securities.

In March 2005, Martyn Humphries resigned as Vice President of Marketing effective March 31, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our executive officers and directors will be presented under the caption “Executive Officers and Directors” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 18, 2005. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees of NetLogic Microsystems, Inc. This Code of Conduct and Ethics is posted in the corporate governance section on our website at www.netlogicmicro.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on our website at www.netlogicmicro.com.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation will be presented under the caption “Executive Compensation” in our definitive proxy statement. That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. That information is incorporated into this report by reference. Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement. That information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Accountants – Principal Accountant Fees and Services” and “Ratification of Independent Accountants – Pre-Approval Policies and Procedures” contained in our definitive proxy statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules. The following consolidated financial statement schedule of the registrant is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of NetLogic Microsystems, Inc.:

Schedule II (i)—Valuation and Qualifying Accounts for the year ended December 31, 2004.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1	2000 Stock Plan and forms of related agreements (6)

10.2	2004 Equity Incentive Plan (3)

10.2.1	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.3	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.6	Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank dated March 30, 2004 (2)†

10.6.1	First Amendment to Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank dated August 18, 2004 (9)

10.6.2	Second Amendment to Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank dated December 27, 2004

10.7	AR Financing Loan Agreement by and between the registrant and Silicon Valley Bank dated March 30, 2004 (2)†

Exhibit	Description

10.8	Intellectual Property Security Agreement by and between the registrant and Silicon Valley Bank dated March 30, 2004 (2)†

10.9	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof

10.10	Intentionally omitted

10.11	Intentionally omitted

10.12	Form of Promissory Note Secured by Pledge of Stock issued to the registrant by certain officers thereof (6)

10.13	Intentionally omitted

10.14	Intentionally omitted

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

10.19	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

10.21	Employment offer letter, dated December 5, 2003, between the registrant and Donald Witmer (2)

10.22	Description of the registrant’s Patent Incentive and Recognition Program (4)

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2005	NETLOGIC MICROSYSTEMS, INC.

	By	/s/ Ronald Jankov
Ronald Jankov President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RONALD JANKOV Ronald Jankov	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/S/ DONALD WITMER Donald Witmer	Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2005

/S/ LEONARD PERHAM Leonard Perham	Director	March 11, 2005

/S/ NORMAN GODINHO Norman Godinho	Director	March 11, 2005

/S/ VARADARAJAN SRINIVASAN Varadarajan Srinivasan	Director	March 11, 2005

/S/ DOUGLAS BROYLES Douglas Broyles	Director	March 11, 2005

/S/ STEVE DOMENIK Steve Domenik	Director	March 11, 2005

SCHEDULE II (i)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$93,000	$192,000	—	$285,000

Year ended December 31, 2003
Allowance for doubtful accounts	$13,000	$80,000	—	$93,000

Year ended December 31, 2002
Allowance for doubtful accounts	$—	$13,000	—	$13,000

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1	2000 Stock Plan and forms of related agreements (6)

10.2	2004 Equity Incentive Plan (3)

10.2.1	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.3	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.6	Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank dated March 30, 2004 (2)†

10.6.1	First Amendment to Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank dated August 18, 2004 (9)

10.6.2	Second Amendment to Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank dated December 27, 2004

10.7	AR Financing Loan Agreement by and between the registrant and Silicon Valley Bank dated March 30, 2004 (2)†

10.8	Intellectual Property Security Agreement by and between the registrant and Silicon Valley Bank dated March 30, 2004 (2)†

10.9	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof

10.10	Intentionally omitted

10.11	Intentionally omitted

10.12	Form of Promissory Note Secured by Pledge of Stock issued to the registrant by certain officers thereof (6)

10.13	Intentionally omitted

10.14	Intentionally omitted

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

Exhibit	Description

10.19	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

10.21	Employment offer letter, dated December 5, 2003, between the registrant and Donald Witmer (2)

10.22	Description of the registrant’s Patent Incentive and Recognition Program (4)

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of May 19, 2004.

(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 21, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 14, 2004.

(5)	Incorporated by reference to Exhibit (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission as of November 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission as of July 23, 2004.

(9)	Incorporated by reference to Exhibit 17.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

†	Confidential treatment has been requested for certain portions of this exhibit.