Form 10-Q
period 2005-03-31
NETLOGIC MICROSYSTEMS INC
filed 2005-05-09
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 17,750,733 as of April 29, 2005.

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$46,270	$41,411
Accounts receivable, net	8,683	5,873
Inventory	7,124	7,759
Prepaid expenses and other current assets	907	1,408

Total current assets	62,984	56,451

Property and equipment, net	2,745	2,953
Other assets	104	50

Total assets	$65,833	$59,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,992	$5,690
Accrued liabilities	4,965	4,164
Capital lease obligations, current	824	1,314

Total current liabilities	10,781	11,168

Capital lease obligations, long-term	1	3
Other liabilities	240	181

Total liabilities	11,022	11,352

Stockholders’ equity:
Common stock	177	176
Additional paid-in capital	150,717	150,769
Notes receivable from stockholders	(94)	(434)
Deferred stock-based compensation	(2,230)	(3,227)
Accumulated deficit	(93,759)	(99,182)

Total stockholders’ equity	54,811	48,102

Total liabilities and stockholders’ equity	$65,833	$59,454

The accompanying notes are an integral part of these unaudited condensed financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended March 31,
	2005	2004
Revenue:
Product revenue	$21,802	$7,765
License and engineering service revenue	—	502

Total revenue	21,802	8,267

Cost of revenue:
Cost of product revenue (1)	9,484	5,570

Gross profit	12,318	2,697

Operating expenses:
Research and development	3,837	4,084
Selling, general and administrative	2,412	1,544
Stock-based compensation (2)	637	2,253

Total operating expenses	6,886	7,881

Income (loss) from operations	5,432	(5,184)
Interest and other income (expense), net	159	(221)

Income (loss) before income taxes	5,591	(5,405)
Provision for income taxes	168	—

Net income (loss)	$5,423	$(5,405)

Net income (loss) per share - Basic	$0.31	$(1.58)

Net income (loss) per share - Diluted	$0.29	$(1.58)

Shares used in calculation - Basic	17,462	3,427

Shares used in calculation - Diluted	18,558	3,427

(1) Stock-based compensation included in cost of product revenue	$14	$117

(2) Components of stock-based compensation included in operating expenses:
Research and development	$257	$871
Selling, general and administrative	380	1,382

Total	$637	$2,253

The accompanying notes are an integral part of these unaudited financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,423	$(5,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	408	430
Non-cash interest expense	68	138
Amortization of deferred stock-based compensation	651	2,370
Non-cash stock compensation charge	19	—
Provision for allowance for doubtful accounts	(93)	112
Changes in assets and liabilities:
Accounts receivable	(2,717)	(2,820)
Inventory	635	(3,540)
Prepaid expenses and other assets	379	(164)
Accounts payable	(698)	5,459
Accrued liabilities	801	(3,085)
Deferred revenue	—	(500)
Other long-term liabilities	59	—

Net cash provided by (used in) operating activities	4,935	(7,005)

Cash flows from investing activities:
Purchase of property and equipment	(199)	(348)
Proceeds from sale of short-term investments	—	228
Restricted cash	—	5,000

Net cash provided by (used in) investing activities	(199)	4,880

Cash flows from financing activities:
Proceeds from issuance of covertible promissory notes and warrants	—	7,650
Proceeds from notes payable and lines of credit	—	13,539
Repayment of notes payable and lines of credit	—	(12,410)
Proceeds from issuance of common stock	280	752
Capital lease payments	(492)	126
Repurchase of common stock	(5)	(2)
Proceeds from payment of notes receivable from stockholders	340	23

Net cash provided by financing activities	123	9,678

Net increase in cash and cash equivalents	4,859	7,553
Cash and cash equivalents at the beginning of period	41,411	13,155

Cash and cash equivalents at the end of period	$46,270	$20,708

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$48

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under capital lease	$—	$143

Issuance of warrants in connection with lines of credit	$—	$223

Beneficial conversion feature of covertible notes	$—	$2,466

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Stock-Based Compensation

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

The following table illustrates the effect on our net loss as if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net income (loss) - as reported	$5,423	$(5,405)
Add: stock-based compensation expense included in reported net loss	651	2,370
Deduct: stock-based compensation expense determined under fair value based method for all awards	(1,781)	(2,431)

Net income (loss) - pro forma	$4,293	$(5,466)

Net income (loss) per common share
As reported:
Basic	$0.31	$(1.58)

Diluted	$0.29	$(1.58)

Pro forma:
Basic	$0.25	$(1.59)

Diluted	$0.23	$(1.59)

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

Fair value disclosures

We calculated the fair value of each option on the date of grant using the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	3.47% - 4.16%	2.11% - 3.10%
Expected life of options	4 years	4 years
Expected dividend yield	0%	0%
Volatility	80%	0%

The weighted average fair value of employee stock option grants was $6.43 and $12.40 for the three months ended March 31, 2005 and 2004, respectively.

3. Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and preferred stock using the as-if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Numerator:
Net income (loss)	$5,423	$(5,405)

Denominator:
Weighted-average common shares outstanding	17,669	3,885
Less: shares subject to repurchase	(207)	(458)

Shares used in calculation - basic	17,462	3,427

Stock options and warrants	889	—
Shares subject to repurchase	207	—

Shares used in calculation - diluted	18,558	3,427

Net income (loss) per share
Basic	$0.31	$(1.58)

Diluted	$0.29	$(1.58)

For the three months ended March 31, 2005, employee stock options to purchase approximately 674,000 shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

4. Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2005 and December 31, 2004, our cash and cash equivalents of $46.3 million and $41.4 million, respectively, consisted of cash and money market funds.

5. Balance Sheet Components

The components of our inventory at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31, 2005	December 31, 2004
Inventories:
Finished goods	$5,028	$4,790
Work-in-progress	2,096	2,969

	$7,124	$7,759

The components of our accrued liabilities at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31, 2005	December 31, 2004
Accrued liabilities:
Accrued inventory	$1,632	$1,030
Accrued research and development expenses	718	1,282
Other accrued liabilities	2,615	1,852

	$4,965	$4,164

6. Product Warranties

We provide a limited warranty on our products for one year from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31, 2005	Three months ended March 31, 2004
Warranty accrual:
Beginning balance	$381	$1,051
Settlements made during the period	—	(1,051)
Provision for warranty	164	716

Ending balance	$545	$716

7. Revolving line of credit

In October 2003, we obtained a line of credit (the “Working Capital Line”) with a bank, which enabled us to borrow up to $4.5 million for working capital purposes and up to $3.0 million based on certain outstanding accounts receivable balances. The terms of the Working Capital Line required $5.0 million to be on deposit with the bank and this amount was included as restricted cash on the balance sheet.

In March 2004, we amended the Working Capital Line. The terms of the amended agreement no longer required the $5.0 million deposit with the bank and allowed us to borrow up to $4.5 million for working capital purposes to the extent we have cash, cash equivalents and short term investments in the custody of the bank. In addition, the portion of the facility that was also available based on certain accounts receivable balances was replaced by an Accounts Receivable Financing facility. The Accounts Receivable Financing facility allowed us to borrow up to $10.0 million based on a percentage of certain customer purchase orders and accounts receivable balances.

In March 2004, in connection with the amendment to the Working Capital Line, we issued the bank a warrant to purchase 62,000 shares of our Series E Redeemable Convertible Preferred Stock at $4.88 per share. The warrant remained outstanding at December 31, 2004 and expires in March 2011. The fair value of the warrants of $223,000 is being amortized as interest expense over the remaining 18-month life of the agreement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 3.49%, the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share.

In July 2004, we repaid in full $10.5 million outstanding under the Working Capital Line at that time. Subsequent to our initial public offering on July 14, 2004, the Working Capital Line was amended twice and our line of credit was increased to $14.5 million available for general working capital purposes. As of March 31, 2005, we had no balance outstanding under the Working Capital Line. Borrowings under the Working Capital Line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent (6.0% at March 31, 2005), or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. Under the terms of the agreement, we are required to maintain a tangible net worth of at least $40 million and a minimum Adjusted Quick Ratio of 2.0 (both as defined in the Working Capital Line agreement) at all times. We had complied with these covenants as of March 31, 2005.

8. Convertible Promissory Notes

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

In July 2004, the promissory notes and accrued interest were repaid in full following the closing of the initial public offering of our common stock. The unamortized value of the beneficial conversion feature and the warrants of $2.5 million at the time of repayment was charged to interest expense.

9. Commitments and Contingencies

Purchase Commitments

At March 31, 2005, we had approximately $5.8 million in non-cancelable purchase commitments with suppliers.

Contingencies

We may be party to claims and litigation proceedings arising from time to time in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that we currently have any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring royalty payments in the future, which may adversely impact gross margins.

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

10. Related Party Transactions

We lease our headquarters facility in Mountain View, California with an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which holds our voting securities. During the three months ended March 31, 2005, we made lease payments of approximately $113,000 under this lease arrangement.

11. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Revenue:
North America	83%	92%
Asia	16%	4%
Europe	1%	4%

Total	100%	100%

As of March 31, 2005 and December 31, 2004, the following customers accounted for more than 10% of our total accounts receivable:

	March 31, 2005	December 31, 2004
Solectron Corporation	84%	64%
Celestica Thailand	1%	11%

13. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) will be effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on our results of operations. Currently, we are evaluating what transition method and what pricing model to select upon adoption.

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

Our products are designed into systems offered by leading networking OEMs, including Alcatel, ARRIS Group, Inc., Atrica, Inc., Cisco Systems, Inc., CloudShield Technologies, Inc., Extreme Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei, Juniper Networks, Inc. and Nortel Networks.

We have recently experienced significant revenue growth, primarily due to a rapid rise in new customer orders for our knowledge-based processors, which began in the second half of 2003. Our product revenue increased 163% to $21.8 million during the three months ended March 31, 2005 from $8.3 million during the three months ended March 31, 2004. Also, our product revenue increased 366% to $46.7 million during the year ended December 31, 2004 from $10.0 million in 2003. Our total revenue for the three months ended March 31, 2005 included two events we view as non-recurring: a significant order to stock a current customer’s new production line, and the acceleration of shipments on order to support a build of a new product for the current customer. While our total revenue for the three months ended March 31, 2004 included non-recurring license fees of approximately $0.5 million related to our license agreement with Micron Technology, Inc., we had no such revenue in the first quarter of this year. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenues from non-recurring engineering services.

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our products. In general, we do not anticipate making significant capital expenditures. In transitioning from a design and development company to volume production as a fabless semiconductor company, we required significant funds for our ramp up in production to support increased sales of our knowledge-based processors. In the future, as we launch new products or expand our operations, we may require additional funds to procure product mask sets, order elevated quantities of wafers from our foundry partners, perform qualification testing and assemble and test those products.

We employ a direct sales force as well as a sales representative network to sell our products. The majority of our revenue comes from customers located in the United States. All revenue to date has been denominated in U.S. dollars.

Our product sales cycles can take up to 24 months to complete and volume production can take an additional six months to be achieved, if at all. Cancellations of customer orders or changes in product specifications might result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory or operating expenses. Our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business.

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

Critical Accounting Estimates

The preparation of our condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended March 31, 2005 and the three months ended March 31, 2004 (in thousands, except percentage data):

	Three Months ended March 31, 2005	Percentage of Revenue	Three Months ended March 31, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$21,802	100.0%	$7,765	93.9%	$14,037	180.8%
License and engineering service revenue	—		502	6.1%	(502)	-100.0%

Total revenue	21,802	100.0%	8,267	100.0%	13,535	163.7%
Cost of revenue:
Cost of product revenue	9,484	43.5%	5,570	67.4%	3,914	70.3%

Gross profit	$12,318	56.5%	$2,697	32.6%	$9,621	356.7%

Revenue. The increase in total revenue during the three months ended March 31, 2005 resulted from the growth in sales of our knowledge-based processors. During the three months ended March 31, 2005, the volume of knowledge-based processor shipments increased approximately 273% compared to that of the three months ended March 31, 2004. Revenue from sales to Cisco and its contract manufacturers represented 85% of total revenue for the three months ended March 31, 2005 compared to 64% during the three months ended March 31, 2004. The increase in sales of our knowledge-based processors was offset by the decrease in license and engineering service revenue during the three months ended March 31, 2005. The license and engineering service revenue generated during the three months ended March 31, 2004 represented the amount we received pursuant to a strategic agreement with Micron Technology Inc. (“Micron”) signed in December 2002. Under the current agreement, Micron is obligated to pay us fees totaling $5.3 million, of which $4.6 million has been recognized as license and engineering service revenue through March 31, 2005. The remaining $0.7 million is due to us upon completion of a certain milestone, which we expect to recognize as revenue by the end of 2005. After completion of the remaining milestone, we do not expect any additional revenue to be generated under this agreement.

Cost of Revenue. The cost of revenue increased to $9.5 million for the three months ended March 31, 2005 primarily due to the increased unit shipments of knowledge-based processors. We recorded a provision for excess and obsolete inventory reserve of $0.4 million during the three months ended March 31, 2005 as we determined that a portion of inventory related to our previous generation products was unsalable. The cost of revenue during the three months ended March 31, 2005 was also impacted by additional provision of warranty reserve of $0.2 million. Our warranty accrual is estimated based on historical claims compared to historical revenue and assumes that we have to replace products subject to a claim.

Gross Profit /Gross Margin. Gross margin increased to 56.5% during the three months ended March 31, 2005 from 32.6% during the three months ended March 31, 2004. The increase resulted from higher sales of knowledge-based processors, which have a higher average selling price than other products, and continued improvements in production yields for these products. Gross margin was favorably impacted $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated costs of revenue. This amount represented approximately 4.4% of the gross margin during the three months ended March 31, 2005. During the three months ended March 31, 2004, the gross margin of 32.6% was impacted adversely because we realized a zero margin on $2.7 million of revenue from shipments of products to Cisco, which had been previously written down to their estimated market value. The license and engineering service revenue of $0.5 million during the three months ended March 31, 2004 related to the agreement with Micron had no associated cost, and accordingly had 100% gross margin.

Operating expenses

The table below sets forth operating expense data for the three months ended March 31, 2005 and the three months ended March 31, 2004 (in thousands, except percentage data):

	Three Months ended March 31, 2005	Percentage of Revenue	Three Months ended March 31, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$3,838	17.6%	$4,084	49.4%	$(246)	-6.0%
Selling, general and administrative	2,412	11.1%	1,544	18.7%	868	56.2%
Stock-based compensation	637	2.9%	2,253	27.3%	(1,616)	-71.7%

Total operating expenses	$6,887	31.6%	$7,881	95.3%	$(994)	-12.6%

Research and Development Expenses. Research and development expenses decreased during the three months ended March 31, 2005, as compared to the same period in 2004, primarily due to the decrease in product development and qualification expenses of $0.6 million. During the three months ended March 31, 2004, product development and qualification expenses were significantly higher as we began to ramp the production of knowledge-based processor products. Further, consulting expense decreased by $0.1 million during the three months ended March 31, 2005 as we utilized more internal resources to conduct our research and development activities. The decreases in product development and qualification expenses and consulting expenses were offset by increases in software maintenance expense of $0.1 million and rent and facilities expense of $0.2 million. The increase in software maintenance expense was due to the purchase of additional software licenses to support our semiconductor design activities. The increase in rent and facilities expenses was the result of our moving to the new headquarters building in July 2004. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2005, as compared to the same period in 2004, primarily due to the increases in directors and officers’ insurance premium of $0.2 million, payroll related costs of $0.3 million, consulting expenses of $0.3 million and sales commission of $0.1 million. The increase in directors and officers’ insurance premium was the result of the Company’s becoming a publicly-traded company in July 2004. The increase in payroll related costs was due to the accrual of management bonus pursuant to an Incentive Bonus Plan, which was adopted for fiscal 2005, and the increase in headcount to support our growing operations. The increase in consulting expenses primarily related to our on-going effort to document, evaluate and test our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in commission expense was the result of a significant sales increase during the three months ended March 31, 2005. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Stock-based compensation. Stock-based compensation expense represents amortization of deferred stock-based compensation that was recorded in connection with the pre-IPO grants of stock options with exercise prices below the fair value of common stock. Stock-based compensation expense is based on the difference between the exercise price of the option grants and the fair value of our common stock at the time of such grants.

Other items

The table below sets forth other data for the three months ended March 31, 2005 and the three months ended March 31, 2004 (in thousands, except percentage data):

	Three Months ended March 31, 2005	Percentage of Revenue	Three Months ended March 31, 2004	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$228	1.0%	$35	0.4%	$193	551.43%
Interest expense	(67)	-0.3%	(208)	-2.5%	141	-67.79%
Other expense, net	(2)	0.0%	(48)	-0.6%	46	-95.83%

Total interest and other income (expense), net	$159	0.7%	$(221)	-2.7%	$380	-171.95%

Interest and Other Income (Expenses), net. The net interest and other income of $0.2 million generated during the three months ended March 31, 2005 was primarily due to a higher average cash and investment balance during that period. The higher average cash and investment balance during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to the proceeds received in our initial public offering in July 2004 as well as $4.9 million of cash generated from operating activities during the period. The higher interest expense during the three months ended March 31, 2004 was primarily related to the balances outstanding under the lines of credit and convertible promissory notes during that period. All outstanding amounts under the lines of credit and convertible promissory notes were paid off in July 2004.

Liquidity and Capital Resources

At March 31, 2005, our principal sources of liquidity were our cash and cash equivalents which totaled $46.3 million.

We have a line of credit for $14.5 million with a bank, which is available for general working capital purposes (the “Working Capital Line”). As of March 31, 2005, we had no balance outstanding under the Working Capital Line. Borrowings under the Working Capital Line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent (6.0% at March 31, 2005), or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the Working Capital Line, we are required to maintain a tangible net worth of at least $40 million and a minimum Adjusted Quick Ratio of 2.0 (both as defined in the working capital line agreement) at all times. We had complied with these covenants as of March 31, 2005.

The table below (in thousands) sets forth the key components of cash flow for the three months ended March 31, 2005 and March 31, 2004:

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Net cash provided by (used in) operating activities	$4,935	$(7,005)
Net cash provided by (used in) investing activities	$(199)	$4,880
Net cash provided by financing activities	$123	$9,678

Cash Flows during the Three Months Ended March 31, 2005

During the three months ended March 31, 2005, our operating activities generated net cash of $4.9 million. For cash provided by operating activities, our primary source of cash was a net income of $5.4 million, which was adjusted for non-cash items of $1.1 million primarily related to depreciation and amortization of stock-based compensation. Other sources of cash for operating activities during the three months ended March 31, 2005 included inventory, which decreased by $0.6 million as the demand for our knowledge-based processors increased significantly during the period. Cash was also generated from the reduction in prepaid and other assets by $0.4 million. The cash generated was primarily offset by the increase in accounts receivable of $2.7 million from higher sales of our knowledge-based processor sales during the period.

Our investing activities used cash of $0.2 million during the three months ended March 31, 2005. Cash was used to purchases computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $2.6 million for the remainder of fiscal 2005. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $0.1 million for the three months ended March 31, 2005. The sources of cash were the proceeds from exercises of stock options and repayment of stockholder notes received during the period. Cash provided by activities was offset by repayment of capital lease obligations.

Cash Flows during the Three Months Ended March 31, 2004

Cash used in operating activities was $7.0 million for the three months ended March 31, 2004. The primary use of cash during the period was the reported net loss of $5.4 million, offset by non-cash charges of approximately $3.0 million, which primarily consisted of stock-based compensation charges of approximately $2.4 million. Cash flows from operations in the first three months of 2004 were negatively impacted by an increase in accounts receivable of $2.8 million and $3.5 million in inventories, as our business grew. Significant uses of cash during the quarter included an increase in accounts receivable primarily from increased product sales to Solectron. Also, we added inventory to meet increased customer demand for knowledge-based processors. Accounts payable grew as we incurred additional costs associated with procuring additional inventory to meet the demand for our knowledge-based processors from Solectron.

We generated net cash flows from investing activities of $4.9 million for the three months ended March 31, 2004 due primarily to the decrease in our restricted cash balances when we renegotiated our bank facilities.

Cash flows from financing activities during the three months ended March 31, 2004 were $9.7 million consisting of proceeds received from the issuance of $7.7 million in convertible promissory notes and warrants and a $1.1 million increase in bank financing.

Capital Resources

We believe that our existing cash and cash equivalents balance of $46.3 million, together with the Working Capital Line of $14.5 million, will be sufficient to meet our anticipated cash needs for at least next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company.

Contractual obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2005, other than the changes due to our payments for previously disclosed obligations. As of March 31, 2005, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$4,007	$552	$1,818	$1,328	$309
Capital lease obligations	825	824	1	—	—
Wafer purchases	5,824	5,824	—	—	—
Other	14	14	—	—	—

Total	$10,670	$7,214	$1,819	$1,328	$309

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we were not involved in any unconsolidated SPE transactions.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 95% and 77% of our total revenue during the three months ended March 31, 2005 and 2004, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the three months ended March 31, 2005 and 2004, Cisco and its contract manufacturers accounted for 85% and 64% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We have a history of operating losses, may incur significant operating losses in the future and may not be able to sustain profitability.

Although we reported net income of $5.4 million during the three months ended March 31, 2005, we reported operating losses in each year since our inception in 1995. At March 31, 2005, we had an accumulated deficit of approximately $93.8 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

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

We have recently experienced significant revenue growth. Specifically, our total revenue increased 163% to $21.8 million during the three months ended March 31, 2005 from $8.3 million during the three months ended March 31, 2004. In addition, our total revenue increased 253% to $47.8 million during the year ended December 31, 2004 from $13.5 million during the year ended December 31, 2003. We do not expect similar revenue growth rates in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 86% and 65% of our total revenue for the three months ended March 31, 2005 and 2004, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

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

If either wafer foundry, and in particular TSMC, ceases to provide us with required production capacity with respect to our products, we cannot assure you that we will be able to obtain manufacturing capacity from other wafer foundries on commercially reasonable terms or that these arrangements, if established, will result in the successful manufacturing of our products. These arrangements might require us to share our technology and might be subject to unilateral termination by the wafer foundries. Even if such capacity is available from another manufacturer, we would need to convert the production of our integrated circuits to a new fabrication process and qualify the other manufacturer, which process could take six months or longer. Furthermore, we may not be able to identify or qualify manufacturing sources that would be able to produce wafers with acceptable manufacturing yields.

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

Our costs may increase substantially if the wafer foundries that supply our products do not achieve satisfactory product yields, reliability or quality.

The wafer fabrication process is an extremely complicated process where the slightest changes in the design, specifications or materials can result in material decreases in manufacturing yields or even the suspension of production. From time to time, we and our wafer foundries have experienced, and are likely to experience manufacturing defects and reduced manufacturing yields related to errors or problems in our wafer foundries’ manufacturing processes or the interrelationship of their processes with our designs. In some cases, our wafer foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner, which may affect the quality or reliability of our products. We may incur substantial research and development expense for prototype or development stage products as we qualify the products for production.

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

In addition, given the highly complex nature of these products, even the slightest change or adjustment to our integrated circuit designs could require substantial resources to implement them. We may not be able to make these changes or adjustments to our knowledge-based processors or correct any errors or defects arising from their implementation. Failure to make these changes or adjustments or correct these errors or defects during the product development stages, or any resulting delays, could severely harm our existing and potential customer relationships and could likely increase our development costs, adversely affecting our operating results. If these changes, adjustments, errors or defects are not identified or requested until after commercial production has begun or after products have been delivered to customers, we may be required to re-test existing inventory, replace products already shipped or re-design the products, all of which would likely result in significant time delays and additional costs and expenses. For example, we accelerated production of our knowledge-based processors to meet the schedule demands of Cisco in the fall of 2003. As a result of certain design issues, these production runs had relatively low production yields, which resulted in related costs and expenses of approximately $11.4 million in 2003 including $9.8 million in adverse purchase commitments, $1.0 million in warranty accruals and a $0.6 million write down of inventory.

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

Our business has been dependent to a significant degree upon the services of a small number of executive officers and technical employees. We generally do not have non-competition agreements or term employment agreements with any of our executive officers, whom we generally employ at will. We do not maintain key-man life insurance on the lives of any of our key personnel. The loss of any of these individuals could negatively impact our technology development efforts and our ability to service our existing customers and obtain new customers.

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

When the accounting treatment for employee stock option changes, we expect our earnings to be adversely affected by the new stock option accounting rule and we may be forced to change our employee compensation and benefits practices.

We currently account for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We are required to adopt SFAS No. 123(R) beginning in the first quarter of fiscal 2006. Upon adoption of SFAS No. 123(R), our stock-based compensation expenses will be higher and our net income will be reduced or net losses will be increased compared to our current accounting. As a consequence, we may consider reducing future stock option grants which could make it harder for us to retain existing employees and attract qualified candidates.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our OEM customers based outside the United States accounted for 17% of our total revenue during the three months ended March 31, 2005, and for 8% of our total revenue during the same period of 2004. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

Based on our limited sales history for our knowledge-based processors, we have limited visibility on the length of the sales cycle for our knowledge-based processors. However, we expect that our product sales cycle, which results in our knowledge-based processors being designed into our customers’ products, could take up to 24 months. It can take an additional six months to reach volume production of these products. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by networking OEMs, the design process required to integrate our products into our OEM customers’ products and the timing of networking OEMs’ new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

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

Our total revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our total revenue and operating results could negatively affect the trading price of our stock. In addition, our total revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include, for example, the periodic costs associated with the generation of mask sets for new products and product improvements and the risk factors discussed throughout this section, as well as under the section of this prospectus identified as “Management’s Discuss and Analysis of Financial Condition and Results of Operations.”

We have grown rapidly, and a failure to manage any continued growth could reduce our potential revenue and could negatively impact our future operating results.

•	In order to successfully implement our overall growth strategies, we will need to carefully and efficiently manage our planned expansion. Among other things, this will require us to continue to:

•	improve our existing knowledge-based processor technology and develop new processor technologies;

•	implement and manage new marketing and distribution channels to penetrate different and broader markets for our products;

•	manage an increasing number of complex relationships with our customers, wafer foundries and other third parties;

•	monitor and improve our operating systems, procedures and financial controls on a timely basis;

•	retain existing, and hire additional, key management and technical personnel; and

•	expand, train and manage our workforce and, in particular, our development, sales, marketing and support organizations.

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

We expect our business to be subject to the cyclicality of the semiconductor industry, especially the market for communications integrated circuits. Historically, there have been significant downturns in this industry segment, characterized by reduced demand for integrated circuits and accelerated erosion of average selling prices. At times, these downturns have lasted for prolonged periods of time. Furthermore, from time to time, the semiconductor industry also has experienced periods of increased demand and production constraints, in which event we may not be able to have our products produced in sufficient quantities, if at all, to satisfy our customers’ needs. It is likely that the communications integrated circuit business will experience similar downturns in the future and that, during such times, our business could be affected adversely. It is also likely that the semiconductor industry will experience periods of strong demand. We may have difficulty in obtaining enough product to sell to our customers or may face substantial increases in the wafer prices charged by our foundries.

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

In the future, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions. Acquisitions present a number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including:

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

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. The number of shares of our common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, but taking into account sales of stock made in accordance with the provisions of Rules 144(k), 144 and 701, substantially all the shares of our common stock currently outstanding are eligible for sale in the public market. We believe that as of April 1, 2005, approximately 7.3 million shares (including currently exercisable options) are held by our directors, officers and holders of 5% or more of our common stock.

Each of our executive officers has entered into a plan for selling a portion of his or her shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Each plan provides for aggregate sales of between 33,000 and 140,000 shares in blocks of at least 1,000 shares in specified months pursuant to limit orders at specified prices. The duration of each plan is through December 31, 2005. Pursuant to these plans, these executive officers may sell up to 547,360 shares of common stock combined during 2005. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2005, our investments consisted mostly of investment grade commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. Our exposure to interest rates also relates to an increase or decrease in the amount of interest expense we may incur depending upon our outstanding bank debt. As of March 31, 2005, our bank facility allowed us to borrow up to $14.5 million at a variable interest rate based upon the prime rate. The risks associated with fluctuating interest expense are limited to this debt instrument, and we do not believe that a 10.0% change in the prime rate would have a material impact upon our results of operations.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) We are furnishing the following information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during each of the three months ended March 31, 2005:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (January 1-31)			—	—
Month #2 (February 1-28)	—	—	—	—
Month #3 (March 1-31)	4,028	$2.00	—	—
Total	4,028	$2.00	—	—

(1)	These shares had been purchased from us by one employee and one director pursuant to the exercise of stock options. We repurchased these shares from the individuals upon their termination of employment or service with us pursuant to our right to repurchase unvested shares at the original exercise price in accordance with our 2000 Stock Plan and the stock option agreements with the individuals.
(2)	We do not have any publicly announced plans or programs to purchase our common stock.

Item 5. Other Information

On May 5, 2005, the compensation committee of our Board of Directors (the “Committee”) adopted an Incentive Bonus Plan (the “Plan”) to provide certain eligible employees, as defined in the Plan, an opportunity to participate in an annual incentive bonus program. On the same day, and pursuant to the Plan, the Committee approved target cash bonus awards for our executive officers for fiscal year 2005. The target cash bonuses range from approximately 10% to 42% of their base salaries, and in the aggregate total $355,000.

In addition to the annual bonus program, on May 5, 2005 the Committee approved a sales incentive program for our vice president of sales, Marcia Zander. Under the approved incentive program, Ms. Zander is eligible to receive a commission of 0.13% on all product sales during each month of fiscal year 2005.

Item 6. Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: May 9, 2005	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 9, 2005	By:	/s/ DONALD WITMER
Donald Witmer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.10	NetLogic Microsystems, Inc. Incentive Bonus Plan Effective May 5, 2005

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32	Section 1350 certification