Form 10-Q
period 2005-06-30
NETLOGIC MICROSYSTEMS INC
filed 2005-08-09
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 17,902,406 as of July 29, 2005.

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$50,985	$41,411
Accounts receivable, net	5,979	5,873
Inventory	5,124	7,759
Prepaid expenses and other current assets	2,224	1,408

Total current assets	64,312	56,451

Property and equipment, net	3,987	2,953
Other assets	104	50

Total assets	$68,403	$59,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,460	$5,690
Accrued liabilities	4,511	4,164
Capital lease obligations, current	660	1,314

Total current liabilities	9,631	11,168

Capital lease obligations, long-term	188	3
Other liabilities	300	181

Total liabilities	10,119	11,352

Stockholders’ equity:
Common stock	178	176
Additional paid-in capital	151,456	150,769
Notes receivable from stockholders	(94)	(434)
Deferred stock-based compensation	(1,922)	(3,227)
Accumulated deficit	(91,334)	(99,182)

Total stockholders’ equity	58,284	48,102

Total liabilities and stockholders’ equity	$68,403	$59,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$18,707	$11,250	$40,509	$19,015
License and engineering service revenue	—	626	—	1,128

Total revenue	18,707	11,876	40,509	20,143

Cost of revenue:
Cost of product revenue	8,220	6,335	17,704	11,905
Cost of license and engineering service revenue	—	—	—	—

Total cost of revenue	8,220	6,335	17,704	11,905

Gross profit	10,487	5,541	22,805	8,238

Operating expenses:
Research and development	5,516	4,390	9,353	8,474
Sales, general and administrative	2,229	1,616	4,641	3,160
Stock-based compensation	453	1,273	1,090	3,526

Total operating expenses	8,198	7,279	15,084	15,160

Income (loss) from operations	2,289	(1,738)	7,721	(6,922)

Interest and other income (expense), net	248	(1,174)	407	(1,395)

Income (loss) before income taxes	2,537	(2,912)	8,128	(8,317)

Provision for income taxes	112	—	280	—

Net income (loss)	$2,425	$(2,912)	$7,848	$(8,317)

Net income (loss) per share - Basic	$0.14	$(0.78)	$0.45	$(2.30)

Net income (loss) per share - Diluted	$0.13	$(0.78)	$0.42	$(2.30)

Shares used for calculation - Basic	17,619	3,742	17,564	3,611

Shares used for calculation - Diluted	18,773	3,742	18,661	3,611

(1) Stock-based compensation included in cost of product revenue	$20	$(16)	$34	$101

(2) Components of stock-based compensation included in operating expenses:
Research and development	$203	$562	$460	$1,433
Selling, general and administrative	250	711	630	2,093

Total	$453	$1,273	$1,090	$3,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$7,848	$(8,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	918	841
Non-cash interest expense	136	1,207
Amortization of deferred stock-based compensation	1,124	3,627
Non-cash stock compensation charge	19	—
Provision for allowance for doubtful accounts	(185)	174
Provision for inventory reserves	2,147	—
Changes in assets and liabilities:
Accounts receivable	79	1,474
Inventory	488	(5,167)
Prepaid expenses and other assets	(1,006)	(3,320)
Accounts payable	(1,230)	5,408
Accrued liabilities	347	(3,606)
Deferred revenue	—	(500)
Other long-term liabilities	119	—

Net cash provided by (used in) operating activities	10,804	(8,179)

Cash flows from investing activities:
Purchase of property and equipment	(863)	(652)
Proceeds from sale of short-term investments	—	2,421
Restricted cash	—	5,000

Net cash provided by (used in) investing activities	(863)	6,769

Cash flows from financing activities:
Proceeds from issuance of covertible promissory notes and warrants	—	7,650
Proceeds from notes payable and lines of credit	—	560
Proceeds from issuance of common stock	859	895
Capital lease payments	(1,558)	(10)
Repurchase of common stock	(8)	—
Proceeds from payment of notes receivable from stockholders	340	382

Net cash provided by (used in) financing activities	(367)	9,477

Net increase in cash and cash equivalents	9,574	8,067
Cash and cash equivalents at the beginning of period	41,411	13,155

Cash and cash equivalents at the end of period	$50,985	$21,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$68

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under capital lease	$1,089	$143

Issuance of warrants in connection with lines of credit	$—	$223

Beneficial conversion feature of covertible notes	$—	$2,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NetLogic Microsystems, Inc.

Notes to Condensed Consolidated Financial Statements

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. We will adopt SFAS No. 123(R) beginning in 2006. The adoption of SFAS No. 123’s fair value method is expected to have an adverse impact on our results of operations, although it is not expected to have a material impact on our overall financial position.

The following table illustrates the effect on our net income (loss) as if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$2,425	$(2,912)	$7,848	$(8,317)

Add: stock-based compensation expense included in reported net income (loss)	473	1,257	1,124	3,627

Deduct: stock-based compensation expense determined under fair value based method for all awards	(2,185)	(1,426)	(3,966)	(3,857)

Net income (loss) - pro forma	$713	$(3,081)	$5,006	$(8,547)

Net income (loss) per common share
As reported:
Basic	$0.14	$(0.78)	$0.45	$(2.30)

Diluted	$0.13	$(0.78)	$0.42	$(2.30)

Pro forma:
Basic	$0.04	$(0.82)	$0.29	$(2.37)

Diluted	$0.04	$(0.82)	$0.27	$(2.37)

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

Fair value disclosures

We calculated the fair value of each option on the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.65% - 4.04%	3.62%	3.47 - 4.16%	2.70% - 3.62%
Expected life of options	4 years	4 years	4 years	4 years
Expected dividend yield	0%	0%	0%	0%
Volatility	80%	0%	80%	0%

The weighted average fair value of employee stock option grants was $8.32 and $3.25 for the three months ended June 30, 2005 and 2004, respectively, and $7.95 and $6.41 for the six months ended June 30, 2005 and 2004, respectively.

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

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$2,425	$(2,912)	$7,848	$(8,317)

Denominator:
Weighted-average common shares outstanding	17,780	4,104	17,725	3,973
Less: shares subject to repurchase	(161)	(362)	(161)	(362)

Shares used in calculation - basic	17,619	3,742	17,564	3,611

Stock options and warrants	993	—	937	—
Shares subject to repurchase	161	—	161	—

Shares used in calculation - diluted	18,773	3,742	18,662	3,611

Net income (loss) per share:
Basic	$0.14	$(0.78)	$0.45	$(2.30)

Diluted	$0.13	$(0.78)	$0.42	$(2.30)

For the three and six months ended June 30, 2005, employee stock options to purchase approximately 11,000 and 29,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share as their effect would be anti-dilutive.

4. Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At June 30, 2005 and December 31, 2004, our cash and cash equivalents of $51.0 million and $41.4 million, respectively, consisted of cash and money market funds.

5. Balance Sheet Components

The components of our inventory at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30, 2005	December 31, 2004
Inventories:
Finished goods	$3,065	$4,790
Work-in-progress	2,059	2,969

	$5,124	$7,759

The components of our accrued liabilities at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30, 2005	December 31, 2004
Accrued liabilities:
Accrued inventory	$453	$1,030
Accrued research and development expenses	502	1,282
Other accrued liabilities	3,556	1,852

	$4,511	$4,164

6. Product Warranties

We provide a limited warranty on our products for one year from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Warranty accrual:
Beginning balance	$545	$716	$381	$1,051
Provision for warranty	271	—	984	—
Settlements made during the period	(226)	—	(775)	(335)
Other adjustments	—	(65)	—	(65)

Ending balance	$590	$651	$590	$651

7. Revolving line of credit

In March 2004, we amended the terms of a line of credit with a bank (the “ Working Capital Line”), which we originally obtained in October 2003. The terms of the amended agreement no longer required the $5.0 million deposit with the bank and allowed us to borrow up to $4.5 million for working capital purposes to the extent we have cash, cash equivalents and short term investments in the custody of the bank. In addition, the portion of the facility that was also available based on certain accounts receivable balances was replaced by an Accounts Receivable Financing facility. The Accounts Receivable Financing facility allowed us to borrow up to $10.0 million based on a percentage of certain customer purchase orders and accounts receivable balances.

In March 2004, in connection with the amendment to the Working Capital Line, we issued the bank a warrant to purchase 62,000 shares of our Series E Redeemable Convertible Preferred Stock at $4.88 per share. The warrant remained outstanding at June 30, 2005 and expires in March 2011. The fair value of the warrants of $223,000 is being amortized as interest expense over the remaining 18-month life of the agreement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 3.49%, the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share.

In July 2004, we repaid in full $10.5 million outstanding under the Working Capital Line at that time. Subsequent to our initial public offering on July 14, 2004, the Working Capital Line was amended twice and our line of credit was increased to $14.5 million available for general working capital purposes. As of June 30, 2005, we had no balance outstanding under the Working Capital Line. Borrowings under the Working Capital Line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent (6.5% at June 30, 2005), or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. Under the terms of the agreement, we are required to maintain a tangible net worth of at least $40 million and a minimum Adjusted Quick Ratio of 2.0 (both as defined in the Working Capital Line agreement) at all times. We were in compliance with these covenants as of June 30, 2005.

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

9. Commitments and Contingencies

Purchase Commitments

At June 30, 2005, we had approximately $8.3 million in non-cancelable purchase commitments with suppliers.

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

10. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. During the three and six months ended June 30, 2005, we made lease payments of approximately $171,000 and $284,000, respectively, under this lease arrangement.

11. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
North America	61%	96%	73%	94%
Asia	37%	2%	26%	3%
Europe	2%	2%	1%	3%

Total	100%	100%	100%	100%

As of June 30, 2005 and December 31, 2004, the following customers accounted for more than 10% of our total accounts receivable:

	2005	2004
Solectron Corporation	75%	64%
Celestica Thailand	0%	11%

13. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) will be effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on our results of operations. Currently, we are evaluating what transition method and what pricing model to select upon adoption.

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

Our products are designed into systems offered by leading networking OEMs, including Alaxala Networks Corporation, Alcatel, ARRIS Group, Inc., Atrica, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., Juniper Networks, Inc. and Nortel Networks.

We have recently experienced significant revenue growth, due to a rapid rise in new customer orders for our knowledge-based processors, which began in the second half of 2003. Our product revenue increased 66% to $18.7 million during the three months ended June 30, 2005 from $11.3 million during the three months ended June 30, 2004. Also, our product revenue increased 113% to $40.5 million during the six months ended June 30, 2005 from $19.0 million during the same period in 2004. While our total revenue for the six months ended June 30, 2004 included non-recurring license fees of approximately $1.1 million related to our license agreement with Micron Technology, Inc., we had no such revenue in the same period of this year. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenues from non-recurring engineering services.

As a fabless semiconductor company, our business model is less capital intensive than other businesses because we rely on third parties to manufacture, assemble, and test our products. In general, we do not anticipate making significant capital expenditures. In transitioning from a design and development company to volume production as a fabless semiconductor company, we required significant funds for our ramp up in production to support increased sales of our knowledge-based processors. In the future, as we launch new products or expand our operations, we may require additional funds to procure product mask sets, order elevated quantities of wafers from our foundry partners, perform qualification testing and assemble and test those products.

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

Critical Accounting Estimates

The preparation of our condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended June 30, 2005 and the three months ended June 30, 2004 (in thousands, except percentage data):

	Three Months ended June 30, 2005	Percentage of Revenue	Three Months ended June 30, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$18,707	100.0%	$11,250	94.7%	$7,457	66.3%
License and engineering service revenue	—		626	5.3%	(626)	-100.0%

Total revenue	18,707	100.0%	11,876	100.0%	6,831	57.5%
Cost of revenue:
Cost of product revenue	8,220	43.9%	6,335	53.3%	1,885	29.8%
Cost of license and engineering service revenue	—	0.0%	—	0.0%	—	0.0%

Gross profit	$10,487	56.1%	$5,541	46.7%	$4,946	89.3%

Revenue. The increase in total revenue during the three months ended June 30, 2005 resulted from the growth in sales of our knowledge-based processors. During the three months ended June 30, 2005, the unit volume of knowledge-based processor shipments increased approximately 89% compared to that of the three months ended June 30, 2004. Revenue from sales to Cisco and its contract manufacturers represented 73% of total revenue for the three months ended June 30, 2005 compared to 71% during the three months ended June 30, 2004. The license and engineering service revenue generated during the three months ended June 30, 2004 represented the amount we received pursuant to a strategic agreement with Micron Technology Inc. (“Micron”) signed in December 2002. Under the current agreement, Micron is obligated to pay us fees totaling $5.3 million, of which $4.6 million has been recognized as license and engineering service revenue through June 30, 2005. The remaining $0.7 million is due to us upon completion of a certain milestone, which we expect to recognize as revenue by the end of 2005. After completion of the remaining milestone, we do not expect any additional revenue to be generated under this agreement.

Cost of Revenue. The cost of revenue increased to $8.2 million for the three months ended June 30, 2005 primarily due to the increased unit shipments of knowledge-based processors.

Gross Profit /Gross Margin. Gross margin increased to 56.1% during the three months ended June 30, 2005 from 46.7% during the three months ended June 30, 2004. The increase resulted from higher sales of knowledge-based processors, which have a higher average selling price than other products, and continued improvements in production yields for these products. During the three months ended June 30, 2005, sales of knowledge-based processors accounted for 92% of total revenue as compared to 83% in the same period in 2004.

During the three months ended June 30, 2004, gross margin was favorably impacted by $0.4 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated costs of revenue. The license and engineering service revenue of $0.6 million during the three months ended June 30, 2004 related to the agreement with Micron had no associated cost, and accordingly had 100% gross margin.

Operating expenses

The table below sets forth operating expense data for the three months ended June 30, 2005 and the three months ended June 30, 2004 (in thousands, except percentage data):

	Three Months ended June 30, 2005	Percentage of Revenue	Three Months ended June 30, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$5,516	29.5%	$4,390	37.0%	$1,126	25.6%
Selling, general and administrative	2,229	11.9%	1,616	13.6%	613	37.9%
Stock-based compensation	453	2.4%	1,273	10.7%	(820)	-64.4%

Total operating expenses	$8,198	43.8%	$7,279	61.3%	$919	12.6%

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2005, as compared to the same period in 2004, primarily due to increases in product development and qualification and consulting expenses of $0.6 million as we continued to invest in the next generation of our knowledge-based processor products. In addition, software related expenses increased by $0.2 million as we purchased software licenses to support our research and development efforts. Facility related expenses such as rent and utilities increased by $0.2 million during the three months ended June 30, 2005 as we moved to a new headquarters office building in July 2004. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2005, as compared to the same period in 2004, primarily due to the increases in directors and officers’ insurance premium of $0.2 million, payroll-related costs of $0.2 million and consulting expenses of $0.2 million. The increase in directors and officers’ insurance premium related to our becoming a publicly-traded company in July 2004. The increase in payroll-related costs was due to the accrual of management bonuses pursuant to an Incentive Bonus Plan, which was adopted for fiscal 2005, and the increase in headcount to support our growing operations. The increase in consulting expenses primarily related to our on-going effort to document, evaluate and test our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Stock-based compensation. Stock-based compensation expense represents amortization of deferred stock-based compensation that was recorded in connection with pre-IPO grants of stock options with exercise prices below the fair value of our common stock. Stock-based compensation expense is based on the difference between the exercise price of the option grants and the fair value of our common stock at the time of such grants, which is amortized over the vesting period of the related options.

Other items

The table below sets forth other data for the three months ended June 30, 2005 and the three months ended June 30, 2004 (in thousands, except percentage data):

	Three Months ended June 30, 2005	Percentage of Revenue	Three Months ended June 30, 2004	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$319	1.7%	$78	0.7%	$241	308.97%
Interest expense	(68)	-0.4%	(1,224)	-10.3%	1,156	-94.44%
Other expense, net	(3)	0.0%	(28)	-0.2%	25	-89.29%

Total interest and other income (expense), net	$248	1.3%	$(1,174)	-9.9%	$1,422	-121.12%

Interest and Other Income (Expense), net. The net interest and other income of $0.2 million generated during the three months ended June 30, 2005 was due to a higher average cash and investment balance during the period. The higher average cash and investment balance during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to the proceeds received in our initial public offering in July 2004 as well as the cash generated from operating activities since the IPO. The higher interest expense during the three months ended June 30, 2004 resulted primarily from the amortization of the $1.0 million discount on the convertible promissory notes issued in March 2004 and interest expense associated with the outstanding balance under the lines of credit. All outstanding amounts under the lines of credit and convertible promissory notes were paid off in July 2004.

Income tax expense

Income tax expense was $0.1 million for the three months ended June 30, 2005, which is based on our estimated annual effective tax rate of 3%. Our effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss and research and development credit carryforwards for which no previous benefit had been taken. In 2005, our effective tax rate was significantly less than statutory rates because we utilized net operating loss carryforwards, from which no previous benefit had been recognized to offset taxable income in the Unites States of America.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the six months ended June 30, 2005 and the six months ended June 30, 2004 (in thousands, except percentage data):

	Six Months ended June 30, 2005	Percentage of Revenue	Six Months ended June 30, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$40,509	100.0%	$19,015	94.4%	$21,494	113.0%
License and engineering service revenue	—		1,128	5.6%	(1,128)	-100.0%

Total revenue	40,509	100.0%	20,143	100.0%	20,366	101.1%
Cost of revenue:
Cost of product revenue	17,704	43.7%	11,905	59.1%	5,799	48.7%
Cost of license and engineering service revenue	—	0.0%	—	0.0%	—	0.0%

Gross profit	$22,805	56.3%	$8,238	40.9%	$14,567	176.8%

Revenue. The increase in total revenue during the six months ended June 30, 2005 resulted from the growth in sales of our knowledge-based processors. During the six months ended June 30, 2005, the volume of knowledge-based processor shipments increased approximately 153% compared to that of the six months ended June 30, 2004. Revenue from sales to Cisco and its contract manufacturers represented 80% of total revenue for the six months ended June 30, 2005 compared to 68% during the six months ended June 30, 2004. The license and engineering service revenue generated during the six months ended June 30, 2004 represented the amount we received pursuant to a strategic agreement with Micron Technology Inc. (“Micron”) signed in December 2002. Under the current agreement, Micron is obligated to pay us fees totaling $5.3 million, of which $4.6 million has been recognized as license and engineering service revenue through June 30, 2005. The remaining $0.7 million is due to us upon completion of a certain milestone, which we expect to recognize as revenue by the end of 2005. After completion of the remaining milestone, we do not expect any additional revenue to be generated under this agreement.

Cost of Revenue. The cost of revenue increased to $17.7 million for the six months ended June 30, 2005 primarily due to the increased unit shipments of knowledge-based processors.

Gross Profit /Gross Margin. Gross margin increased to 56.3% during the six months ended June 30, 2005 from 40.9% during the six months ended June 30, 2004. The increase resulted from higher sales of knowledge-based processors, which have a higher average selling price than other products, and continued improvements in production yields for these products. During the six months ended June 30, 2005, sales of knowledge-based processors accounted for 91% of total revenue as compared to 81% in the same period in 2004. During the six months ended June 30, 2005, gross margin was favorably impacted by $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated costs of revenue. This amount represented approximately 2.5% of the gross margin during the six months ended June 30, 2005.

During the six months ended June 30, 2004, we recorded revenue of approximately $2.7 million upon the sale of our knowledge-based processors written down or for which adverse purchase commitments had been recorded in 2003. The sale of these processors generated a zero margin as the inventory had been written down to its estimated selling price in previous periods. The license and engineering service revenue of $1.1 million during the six months ended June 30, 2004 related to the agreement with Micron, had no associated cost, and accordingly had 100% gross margin.

Operating expenses

The table below sets forth operating expense data for the six months ended June 30, 2005 and the six months ended June 30, 2004 (in thousands, except percentage data):

	Six Months ended June 30, 2005	Percentage of Revenue	Six Months ended June 30, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$9,353	23.1%	$8,474	42.1%	$879	10.4%
Selling, general and administrative	4,641	11.5%	3,160	15.7%	1,481	46.9%
Stock-based compensation	1,090	2.7%	3,526	17.5%	(2,436)	-69.1%

Total operating expenses	$15,084	37.2%	$15,160	75.3%	$(76)	-0.5%

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2005, as compared to the same period in 2004, primarily due to the increases in software maintenance expenses of $0.2 million, and facility related expenses of $0.4 million. The software maintenance expenses increased as we purchased software licenses to support our research and development efforts. Facility related expenses such as rent and utilities increased as we moved to a new headquarters office building in July 2004. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the six months ended June 30, 2005, as compared to the same period in 2004, primarily due to the increases in directors and officers’ insurance premium of $0.3 million, payroll related costs of $0.6 million, consulting expenses of $0.5 million and sales commission of $0.1 million. The increase in directors and officers’ insurance premium was the result of the Company’s becoming a publicly-traded company in July 2004. The increase in payroll related costs was due to the accrual of management bonuses pursuant to an Incentive Bonus Plan, which was adopted for fiscal 2005, and the increase in headcount to support our growing operations. The increase in consulting expenses primarily related to our on-going effort to document, evaluate and test our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in commission expense was the result of a significant sales increase during the six months ended June 30, 2005. The increases in expenses were offset by the release of the allowance for bad debt of $0.3 million as we continue to improve cash collections. Legal expenses also decreased by $0.2 million during the six months ended June 30, 2005. Legal expenses for the same period in 2004 was higher as we incurred professional fees related to the line of credit agreement with a bank and the convertible promissory notes. The remainder of the fluctuation in selling, general and administrative expenses were caused by individually minor items.

Stock-based compensation. Stock-based compensation expense represents amortization of deferred stock-based compensation that was recorded in connection with the pre-IPO grants of stock options with exercise prices below the fair value of our common stock. Stock-based compensation expense is based on the difference between the exercise price of the option grants and the fair value of our common stock at the time of such grants, which is amortized over the vesting period of the related options.

Other items

The table below sets forth other data for the six months ended June 30, 2005 and the six months ended June 30, 2004 (in thousands, except percentage data):

	Six Months ended June 30, 2005	Percentage of Revenue	Six Months ended June 30, 2004	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$547	1.4%	$113	0.6%	$434	384.07%
Interest expense	(135)	-0.3%	(1,432)	-7.1%	1,297	-90.57%
Other expense, net	(5)	0.0%	(76)	-0.4%	71	-93.42%

Total interest and other income (expense), net	$407	1.0%	$(1,395)	-6.9%	$1,802	-129.18%

Interest and Other Income (Expenses), net. The net interest and other income of $0.5 million generated during the six months ended June 30, 2005 was due to a higher average cash and investment balance during the period. The higher average cash and investment balance during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to the proceeds received in our initial public offering in July 2004 as well as the cash generated from operating activities since the IPO. The higher interest expense during the six months ended June 30, 2004 resulted primarily from the amortization of the $1.0 million discount on the convertible promissory notes issued in March 2004 and interest expense associated with the outstanding balance under the lines of credit. All outstanding amounts under the lines of credit and convertible promissory notes were paid off in July 2004.

Income tax expense

Income tax expense was $0.3 million for the six months ended June 30, 2005, which is based on our estimated annual effective tax rate of 3%. Our effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss and research and development credit carryforwards for which no previous benefit had been taken. In 2005, our effective tax rate was significantly less than statutory rates because we utilized net operating loss carryforwards, from which no previous benefit had been recognized to offset taxable income in the U.S.

Liquidity and Capital Resources

At June 30, 2005, our principal sources of liquidity were our cash and cash equivalents, which totaled $51.0 million.

We have a line of credit for $14.5 million with Silicon Valley Bank, which is available for general working capital purposes (the “Working Capital Line”). As of June 30, 2005, we had no balance outstanding under the Working Capital Line. Borrowings under the Working Capital Line will bear interest at a rate of the Silicon Valley Bank prime rate plus one quarter of one percent (6.5% at June 30, 2005), or 4.25%, whichever is higher, except in the event of our default in which case the interest rate would be increased by 5% over the rate in effect immediately before the event of default. The Working Capital Line is secured by all of our assets, including receivables and intangible assets, but excluding our intellectual property. To maintain the Working Capital Line, we are required to maintain a tangible net worth of at least $40 million and a minimum Adjusted Quick Ratio of 2.0 (both as defined in the working capital line agreement) at all times. We had complied with these covenants as of June 30, 2005.

The table below (in thousands) sets forth the key components of cash flow for the six months ended June 30, 2005 and June 30, 2004:

	Six months ended June 30, 2005	Six months ended June 30, 2004
Net cash provided by (used in) operating activities	$10,803	$(8,178)
Net cash provided by (used in) investing activities	$(863)	$6,769
Net cash provided by (used in) financing activities	$(367)	$9,477

Cash Flows during the Six Months Ended June 30, 2005

During the six months ended June 30, 2005, our operating activities generated net cash of $10.8 million. For cash provided by operating activities, our primary source of cash was a net income of $7.8 million, which was adjusted for non-cash items of $4.2 million primarily related to depreciation, amortization of deferred stock-based compensation and provision of inventory reserves. Cash was also generated from the increases in accrued and other long-term liabilities by $0.4 million and a $0.5 million decrease in inventory. The cash generated was primarily offset by the increases in prepaid expenses and accounts payable by $1.0 million and $1.2 million, respectively. The decrease in inventories during the period was due to increased unit shipments of our knowledge-based processors and the write-off of approximately $2 million of inventory during the second quarter of 2005. The inventory write-off was related to specifc inventory that was scrapped because we mutually agreed with our foundry partner that the inventory did not meet specifications. In exchange for the scrapped inventory, we received approximately $1.9 million in wafer credits that we can apply against future purchases. Accordingly, approximately $2 million of the decrease in our inventories was offset by an increase in prepaid expenses and other assets of approximately the same amount. The increase in accounts payable was primarily due to the growth of our overall operations and timing of vendor invoice payments.

Our investing activities used cash of $0.9 million during the six months ended June 30, 2005. Cash was used to purchase research and development design tools and computer equipment to support our growing operations. We expect to make capital expenditures of approximately $1.3 million for the remainder of fiscal 2005. These capital expenditures will be used primarily to support product development activities. We expect to use our cash and cash equivalents to fund these purchases.

Our financing activities used net cash of $0.4 million for the three months ended June 30, 2005. The primary use of cash was repayment of capital lease obligations. The sources of cash were the proceeds from exercises of stock options and repayment of stockholder notes received during the period.

Cash Flows during the Six Months Ended June 30, 2004

Net cash used in operating activities was $8.2 million during the six months ended June 30, 2004. Although we recorded a net loss of $8.3 million during this period, this loss included approximately $5.7 million of non-cash charges comprised primarily of $3.6 million in deferred stock compensation. The primary use of cash in operations was a $5.2 million increase in inventory related to the significant increase in product revenue. Operating cash flows were also reduced by a $3.3 million increase in prepaid expenses related primarily to costs associated with our initial public offering and a decrease in accrued liabilities of $3.6 million related to inventory accruals and interest expense accruals. This was partially offset by a $5.4 million increase in accounts payable related to an increase in orders placed with our foundries.

We generated approximately $6.8 million from investing activities during the six months ended June 30, 2004. This comprised of a $5.0 million decrease in restricted cash related to our Silicon Valley Bank credit lines and the net purchase of $2.4 million in short-term investments.

Cash flows from financing activities during the six months ended June 30, 2004 were $9.5 million and consisted primarily of $7.7 million from the proceeds of a convertible promissory note and $0.9 million for proceeds from issuance of common stock.

Capital Resources

We believe that our existing cash and cash equivalents balance of $51.0 million, together with the Working Capital Line of $14.5 million, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company.

Contractual obligations

There were no material changes to our contractual obligations during the three months ended June 30, 2005, other than the changes due to our payments for previously disclosed obligations. As of June 30, 2005, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$3,915	$615	$1,273	$1,335	$692
Capital lease obligations	848	660	188	—	—
Wafer purchases	8,262	8,262	—	—	—
Other	213	213	—	—	—

Total	$13,238	$9,750	$1,461	$1,335	$692

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, we were not involved in any unconsolidated SPE transactions.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 93% and 81% of our total revenue during the six months ended June 30, 2005 and 2004, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the six months ended June 30, 2005 and 2004, Cisco and its contract manufacturers accounted for 80% and 68% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

Our dependence on a small number of customers, especially Cisco and its contract manufacturers, for most of our revenue in the foreseeable future creates additional risks for our business, including the following:

☐	we may face problems in collecting a substantial portion of our accounts receivable if any of these companies faces financial difficulties or dispute payments;

☐	we may face increased pressure to reduce the average selling prices of our knowledge-based processors;

☐	we may find it difficult to pass through increases in our manufacturing and other direct costs; and

☐	the reputation of our knowledge-based processors in the marketplace may be affected adversely if Cisco or other networking OEMs that represent a significant percentage of our sales of knowledge-based processors reduce or cease their use of our products.

We have a history of operating losses, may incur significant operating losses in the future and may not be able to sustain profitability.

Although we reported net income of $7.8 million during the six months ended June 30, 2005, we reported operating losses in each year since our inception in 1995. At June 30, 2005, we had an accumulated deficit of approximately $91.3 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

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

We have recently experienced significant revenue growth. Specifically, our total revenue increased 57% to $18.7 million during the three months ended June 30, 2005 from $11.9 million during the three months ended June 30, 2004. In addition, our total revenue increased 101% to $40.5 million during the six months ended June 30, 2005 from $20.1 million during the six months ended June 30, 2004. We do not expect similar revenue growth rates in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 84% and 72% of our total revenue for the six months ended June 30, 2005 and 2004, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

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

Our costs may increase substantially if the wafer foundries, assembly and test vendors that supply and test our products do not achieve satisfactory product yields, reliability or quality.

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

Generally, in pricing our knowledge-based processors, we assume that manufacturing, assembly and test yields will continue to increase, even as the complexity of our products increases. Once our products are initially qualified with our wafer foundries, minimum acceptable yields are established. We are responsible for the costs of the wafers if the actual yield is above the minimum. If actual yields are below the minimum, we are not required to purchase the wafers. The minimum acceptable yields for our new products are generally lower at first and increase as we achieve full production. Whether as a result of a design defect or manufacturing, assembly or test error, unacceptably low product yields or other product manufacturing, assembly or test problems could substantially increase the overall production time and costs and adversely impact our operating results on sales of our products. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our operating results and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

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

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 39% of our total revenue during the three months ended June 30, 2005, and for 4% of our total revenue during the same period of 2004. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

☐	foreign currency exchange fluctuations;

☐	unanticipated changes in local regulations;

☐	potentially adverse tax consequences, such as withholding taxes;

☐	timing and availability of export and import licenses;

☐	political and economic instability;

☐	reduced or limited protection of our intellectual property;

☐	protectionist laws and business practices that favor local competition; and

☐	additional financial risks, such as potentially longer and more difficult collection periods.

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

In order to successfully implement our overall growth strategies, we will need to carefully and efficiently manage our planned expansion. Among other things, this will require us to continue to:

☐	improve our existing knowledge-based processor technology and develop new processor technologies;

☐	implement and manage new marketing and distribution channels to penetrate different and broader markets for our products;

☐	manage an increasing number of complex relationships with our customers, wafer foundries and other third parties;

☐	monitor and improve our operating systems, procedures and financial controls on a timely basis;

☐	retain existing, and hire additional, key management and technical personnel; and

☐	expand, train and manage our workforce and, in particular, our development, sales, marketing and support organizations.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in often protracted and expensive litigation. From time to time, we are involved in litigation relating to intellectual property rights. In addition, we have received notices from time to time that claim we have infringed upon or misappropriated intellectual property rights owned by others. We typically respond when appropriate and as advised by legal counsel. We cannot assure you that parties will not pursue litigation with respect to those allegations. We may, in the future, receive similar notices, any of which could lead to litigation against us. For example, parties may initiate litigation based on allegations that we have infringed their intellectual property rights or misappropriated or misused their trade secrets or may seek to invalidate or otherwise render unenforceable one or more of our patents. Litigation against us can result in significant expense and divert the efforts of our management, technical, marketing and other personnel, whether or not the litigation results in a determination adverse to us. We cannot assure you that we will be able to prevail or settle any such claims or that we will be able to do so at a reasonable cost. In the event of an adverse result in any such litigation, we could be required to pay substantial damages for past infringement and royalties for any future use of the technology. In addition, we may be required to cease the sale of certain products, recall certain products from the market, redesign certain products offered for sale or under development or cease the use of certain marks or names. We cannot assure you that we will be able to successfully redesign our products or do so at a reasonable cost. Additionally, we have in the past sought and may in the future seek to obtain a license to a third party’s intellectual rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we cannot assure you that we would be able to obtain a license on commercially reasonable terms, or at all.

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

Our business is extremely competitive, especially during the design-in phase of networking OEMs’ design cycles. Historically, we compete with the enterprise and networking divisions of large semiconductor manufacturers, such as Cypress Semiconductor, Renesas Technology Corp. and IDT, which have more established reputations, more diverse customer bases and greater financial and other resources than we do. In addition, our OEM customers may design their own integrated circuits to address their needs for network-aware processing. As we develop new applications for our knowledge-based processors and expand into new markets, we expect to face even greater competition. Our present and future competitors may be able to better anticipate customer and industry demands and to respond more quickly and efficiently to those demands, such as with product offerings, financial discounts or other incentives. Furthermore, our OEM customers may be able develop or acquire integrated circuits that satisfy their needs faster or most cost effectively than we can. We cannot assure you that we will be able to compete effectively against these and our other competitors. If we do not compete effectively, our revenue and market share may decline.

Any acquisitions we make could disrupt our business and harm our financial condition.

In the future, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions. Acquisitions present a number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company, including:

☐	integration of the acquired employees, operations, technologies and products with our existing business and products;

☐	focusing management’s time and attention on our core business;

☐	retention of business relationships with suppliers and customers of the acquired company;

☐	entering markets in which we lack prior experience;

☐	retention of key employees of the acquired company; and

☐	amortization of intangible assets, write-offs, stock-based compensation and other charges relating to the acquired business and our acquisition costs.

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

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. The number of shares of our common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, but taking into account sales of stock made in accordance with the provisions of Rules 144(k), 144 and 701, substantially all the shares of our common stock currently outstanding are eligible for sale in the public market. We believe that as of April 1, 2005, approximately 6.7 million shares (including currently exercisable options) are held by our directors, officers and holders of 5% or more of our common stock.

The majority of our executive officers have entered into plans for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Each plans provide for aggregate sales of between 33,000 and 140,000 shares pursuant to limit orders at specified prices. The duration of each plan is through December 31, 2005. Pursuant to these plans, these executive officers may sell up to approximately 500,000 shares of common stock combined during 2005. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2005, our investments consisted mostly of investment grade commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. Our exposure to interest rates also relates to an increase or decrease in the amount of interest expense we may incur depending upon our outstanding bank debt. As of June 30, 2005, our bank facility allowed us to borrow up to $14.5 million at a variable interest rate based upon the prime rate. The risks associated with fluctuating interest expense are limited to this debt instrument, and we do not believe that a 10.0% change in the prime rate would have a material impact upon our results of operations.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) We are furnishing the following information with respect to the use of proceeds we received from our initial public offering in July 2004:

Gross proceeds to the company		$44,842,512

Offering expenses:
Underwriting fees	$3,138,976
Other offering expenses	2,442,000

Total offering expenses		5,614,976

Net proceeds to the company		$39,261,536

As of the date of this report, we used the net proceeds of the offering as follows:

•	We used $10.5 million to repay existing debt under our credit lines with Silicon Valley Bank;

•	We used $7.6 million to repay the convertible promissory notes we issued and sold in March 2004; and

•	We invested the remaining net proceeds in short-term, interest-bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

Item 4. Submission of Matters to a Vote of Stockholders

On May 18, 2005, we held an annual meeting of our stockholders. At our annual meeting, our shareholders elected two Class I directors to hold office until our 2008 annual meeting of stockholders. Each such director received the number of votes set forth below:

Name	For	Withheld
Ronald Jankov	14,869,086	198,894
Norman Godinho	14,965,571	102,409

An amendment to our 2004 Equity Incentive Plan enabling our board of directors to have certain discretion to grant stock options to non-employee directors was approved by the votes set forth below:

For	Against	Abstentions	Broker Non-Vote
9,127,794	1,373,576	671,389	3,895,221

The ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as our independent auditors for the fiscal year ended December 31, 2005, was approved by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
15,056,354	9,901	1,725	0

The minutes of our 2004 annual meeting was approved by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
15,067,980	0	0	0

Item 5. Other Information

On August 5, 2005 our board of directors approved the following compensation for each non-employee director:

(i) Each non-employee, or outside, director will receive annual compensation of $10,000, and $1,000 for each board meeting attended in person when traveling from out of town. The chairperson of our audit committee also will receive additional annual compensation of $10,000. Each committee chairperson other than the audit committee chairperson also will receive additional annual compensation of $5,000. Our lead independent director also will receive additional annual compensation of $10,000. All cash payments will be made for the current year of service after the first regularly scheduled meeting of our board of directors following each of our regularly scheduled annual meetings of stockholders.

(ii) In connection with their board service, outside directors also are eligible to receive and have received stock options under our 2004 Equity Incentive Plan. The exercise price of stock options to directors is based on the fair market value of our common stock on the date of grant. Outside directors receive grants of an initial option to purchase 40,000 shares upon first becoming a member of our Board of Directors. The initial option vests and becomes exercisable over three years from the date of grant, with the first 25% of the shares subject to the initial option vested on the date of grant, and the remainder vesting monthly thereafter. At the first regularly scheduled meeting of our board of directors following each of our regularly scheduled annual meetings of stockholders, each outside director is automatically granted a nonstatutory option to purchase 10,000 shares of our common stock, provided the director has served on our Board or Directors for at least six months. These options vest on a monthly basis and become exercisable in full on the first anniversary of the date of grant or immediately prior to our next annual meeting of stockholders, if earlier. The options granted to outside directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and become fully vested if we are subject to a change of control.

On August 5, 2005 the Board of Directors unanimously elected Mr. Alan Krock as a new Class II director of our Board of Directors and to serve as the chairman of our audit committee. On the same day, Mr. Krock received an option to purchase 40,000 shares, which becomes exercisable over three years from the date of grant, with the first 25% of the shares subject to the initial option vested on the date of grant, and the remainder vesting monthly thereafter.

Item 6. Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: August 9, 2005	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 9, 2005	By:	/s/ DONALD WITMER
Donald Witmer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32	Section 1350 certification