Form 10-Q
period 2005-09-30
NETLOGIC MICROSYSTEMS INC
filed 2005-11-08
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 17,976,442 as of October 31, 2005.

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$60,464	$41,411
Accounts receivable, net	3,319	5,873
Inventory	8,016	7,759
Prepaid expenses and other current assets	1,061	1,408

Total current assets	72,860	56,451

Property and equipment, net	3,671	2,953
Other assets	103	50

Total assets	$76,634	$59,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,928	$5,690
Accrued liabilities	6,067	4,164
Capital lease obligations, current	262	1,314

Total current liabilities	13,257	11,168

Capital lease obligations, long-term	253	3
Other liabilities	297	181

Total liabilities	13,807	11,352

Stockholders’ equity:
Common stock	179	176
Additional paid-in capital	151,908	150,771
Notes receivable from stockholders	(60)	(434)
Deferred stock-based compensation	(1,472)	(3,227)
Accumulated deficit	(87,728)	(99,184)

Total stockholders’ equity	62,827	48,102

Total liabilities and stockholders’ equity	$76,634	$59,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$20,029	$12,441	$60,538	$31,456
License and engineering service revenue	—	—	—	1,128

Total revenue	20,029	12,441	60,538	32,584

Cost of revenue:
Cost of product revenue	7,796	6,861	25,500	18,766
Cost of license and engineering service revenue	—	—	—	—

Total cost of revenue	7,796	6,861	25,500	18,766

Gross profit	12,233	5,580	35,038	13,818

Operating expenses:
Research and development	6,048	3,891	15,401	12,365
Selling, general and administrative	2,432	1,735	7,073	4,895
Stock-based compensation	397	1,090	1,487	4,616

Total operating expenses	8,877	6,716	23,961	21,876

Income (loss) from operations	3,356	(1,136)	11,077	(8,058)

Interest and other income (expense), net	378	(2,502)	785	(3,897)

Income (loss) before income taxes	3,734	(3,638)	11,862	(11,955)

Provision for income taxes	126	—	406	—

Net income (loss)	$3,608	$(3,638)	$11,456	$(11,955)

Net income (loss) per share - Basic	$0.20	$(0.22)	$0.65	$(1.50)

Net income (loss) per share - Diluted	$0.19	$(0.22)	$0.61	$(1.50)

Shares used in calculation - Basic	17,798	16,243	17,650	7,954

Shares used in calculation - Diluted	19,268	16,243	18,907	7,954

(1) Stock-based compensation included in cost of product revenue	$22	$67	$56	$168

(2) Components of stock-based compensation included in operating expenses:
Research and development	$192	$410	$653	$1,843
Selling, general and administrative	205	680	834	2,773

Total	$397	$1,090	$1,487	$4,616

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$11,456	$(11,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,548	1,223
Non-cash interest expense	204	3,445
Amortization of deferred stock-based compensation	1,543	4,784
Non-cash stock compensation charge	19	11
Provision for inventory reserves	2,828	—
Provision for allowance for doubtful accounts	(247)	192

Changes in assets and liabilities:
Accounts receivable	2,801	236
Inventory	(3,085)	(4,887)
Prepaid expenses and other assets	93	(616)
Accounts payable	1,238	380
Accrued liabilities	1,903	(3,966)
Deferred revenue	—	(500)
Other long-term liabilities	116	72

Net cash provided by (used in) operating activities	20,417	(11,581)

Cash flows from investing activities:
Purchase of property and equipment	(975)	(1,034)
Sale (purchase) of short-term investments, net	—	2,995
Restricted cash	—	5,000

Net cash provided by (used in) investing activities	(975)	6,961

Cash flows from financing activities:
Proceeds from issuance of common stock	1,340	1,048
Proceeds from initial public offering, net	—	39,228
Proceeds from convertible promissory notes	—	7,650
Repayment of convertible promissory notes	—	(7,650)
Proceeds from notes payable and lines of credit	—	560
Repayment of notes payable and lines of credit	—	(10,470)
Capital lease payments	(2,095)	(347)
Repurchase of common stock	(8)	—
Proceeds from payment of notes receivable from stockholders	374	1,082

Net cash provided by financing activities	(389)	31,101

Net increase in cash and cash equivalents	19,053	26,481
Cash and cash equivalents at the beginning of period	41,411	13,155

Cash and cash equivalents at the end of period	$60,464	$39,636

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$276

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under capital lease	$1,291	$143

Repurchase of restricted common stock	$—	$23

Issuance of warrants in connection with lines of credit	$—	$223

Conversion of redeemable convertible preferred stock into common stock	$—	$91,600

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. We will adopt SFAS No. 123(R) beginning in 2006. The adoption of SFAS No. 123’s fair value method is expected to have a material adverse impact on our results of operations, although it is not expected to have a material impact on our overall financial position.

The following table illustrates the effect on our net income (loss) as if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$3,608	$(3,638)	$11,456	$(11,955)

Add: stock-based compensation expense included in reported net income (loss)	419	1,157	1,543	4,784

Deduct: stock-based compensation expense determined under fair value based method for all awards	(2,665)	(1,996)	(6,618)	(5,863)

Net income (loss) - pro forma	$1,362	$(4,477)	$6,381	$(13,034)

Net income (loss) per common share
As reported:
Basic	$0.20	$(0.22)	$0.65	$(1.50)

Diluted	$0.19	$(0.22)	$0.61	$(1.50)

Pro forma:
Basic	$0.08	$(0.28)	$0.36	$(1.64)

Diluted	$0.07	$(0.28)	$0.34	$(1.64)

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

Fair value disclosures

We calculated the fair value of each option on the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.74% - 4.18%	3.43%	3.47 - 4.18%	2.70% - 3.62%
Expected life of options	4 years	4 years	4 years	4 years
Expected dividend yield	0%	0%	0%	0%
Volatility	80%	80%	80%	0% - 80%

The weighted average fair value of employee stock option grants was $12.43 and $7.26 for the three months ended September 30, 2005 and 2004, respectively, and $9.87 and $9.38 for the nine months ended September 30, 2005 and 2004, respectively.

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

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$3,608	$(3,638)	$11,456	$(11,955)

Denominator:
Weighted-average common shares outstanding	17,932	16,552	17,784	8,263
Less: shares subject to repurchase	(134)	(309)	(134)	(309)

Shares used in calculation - basic	17,798	16,243	17,650	7,954

Stock options and warrants	1,336	—	1,123	—
Shares subject to repurchase	134	—	134	—

Shares used in calculation - diluted	19,268	16,243	18,907	7,954

Net income (loss) per share:
Basic	$0.20	$(0.22)	$0.65	$(1.50)

Diluted	$0.19	$(0.22)	$0.61	$(1.50)

For the three and nine months ended September 30, 2005, employee stock options to purchase approximately 46,000 and 97,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share as their effect would be anti-dilutive.

4. Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2005 and December 31, 2004, our cash and cash equivalents of $60.5 million and $41.4 million, respectively, consisted of cash and money market funds.

5. Balance Sheet Components

The components of our inventory at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004
Inventories:
Finished goods	$2,895	$4,790
Work-in-progress	5,121	2,969

	$8,016	$7,759

The components of our accrued liabilities at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004
Accrued liabilities:
Accrued inventory	777	1,030
Accrued research and development expenses	576	1,282
Other accrued liabilities	4,714	1,852

	$6,067	$4,164

6. Product Warranties

We provided a limited warranty on our products for one year from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Warranty accrual:
Beginning balance	$590	$651	$381	$1,051
Provision for warranty	55	—	1,039	—
Settlements made during the period	(32)	—	(807)	(400)
Other adjustments	—	(300)	—	(300)

Ending balance	$613	$351	$613	$351

7. Revolving line of credit

In March 2004, we amended the terms of a line of credit with Silicon Valley Bank (the “Working Capital Line”), which we originally obtained in October 2003. The terms of the amended agreement eliminated the requirement for a $5.0 million deposit with the bank and allowed us to borrow up to $4.5 million for working capital purposes to the extent we have cash, cash equivalents and short term investments in the custody of the bank. In addition, the portion of the facility that was also available based on certain accounts receivable balances was replaced by an accounts receivable financing facility. The accounts receivable financing facility allowed us to borrow up to $10.0 million based on a percentage of certain customer purchase orders and accounts receivable balances.

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

In July 2004, we repaid in full $10.5 million outstanding under the Working Capital Line. Subsequent to our initial public offering on July 14, 2004, the Working Capital Line was amended twice and our line of credit was increased to $14.5 million available for general working capital purposes.

The Working Capital Line expired on October 2, 2005 and was not renewed as management determined that the Company’s currently available liquid resources were adequate for its operational needs for the foreseeable future.

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

9. Commitments and Contingencies

Purchase Commitments

At September 30, 2005, we had approximately $7.2 million in non-cancelable purchase commitments with suppliers.

Contingencies

We may be party to claims and litigation proceedings arising from time to time in the normal course of business. Although the legal responsibility and financial impact with respect to pending claims and litigation cannot currently be ascertained, we do not believe that we currently have any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring royalty payments in the future, which may adversely impact gross margins.

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

10. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. During the three and nine months ended September 30, 2005, we made lease payments of approximately $154,000 and $337,000, respectively, under this lease arrangement.

11. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
North America	56%	95%	67%	94%
Asia	42%	4%	31%	4%
Europe	2%	1%	2%	2%

Total	100%	100%	100%	100%

As of September 30, 2005 and December 31, 2004, the following customers accounted for more than 10% of our total accounts receivable:

	September 30, 2005	December 31, 2004
Solectron Corporation	66%	64%
Celestica Thailand	—	11%
Mitsui Comtek Corp.	11%	—

13. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) will be effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material adverse impact on our results of operations. Currently, we are evaluating what transition method and what pricing model to select upon adoption.

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

14. Subsequent Event

On November 7, 2005, we entered into Master Purchase Agreements with each of Cisco Systems, Inc. and Cisco Systems International B.V. Cisco, who together with its contract manufacturers, are our largest customers. Pursuant to these agreements, we agree to supply to Cisco (including its subsidiaries and contract manufacturers) certain of our products for incorporation into Cisco’s products. These agreements set forth the general business terms and conditions applicable to our sales to Cisco. The initial term of these agreements is three years, subject to renewal and termination rights.

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

Our products are designed into systems offered by leading networking OEMs, including AlaxalA Networks Corporation, Alcatel, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

Since the second half of 2003, we have experienced significant revenue growth caused by a rapid rise in new customer orders for our knowledge-based processors. Our product revenue increased 61% to $20.0 million during the three months ended September 30, 2005 from $12.4 million during the three months ended September 30, 2004 and increased 86% to $60.5 million during the nine months ended September 30, 2005 from $32.6 million during the same period in 2004. While our total revenue for the nine months ended September 30, 2004 included non-recurring license fees of approximately $1.1 million related to our license agreement with Micron Technology, Inc., we have had no such revenue in the same period of this year. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenues from non-recurring engineering services.

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

We recognize revenue at the time of shipment to our customers and our international stocking sales representatives. Our revenue consists primarily of sales of our knowledge-based processors to networking OEMs and contract manufacturers. Initial sales of our products for a new design are usually made directly to networking OEMs. Once a design enters production, a networking OEM often outsources its manufacturing to contract manufacturers that purchase products directly from us.

Since we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our costs of revenue consists of payments to our third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

Research and development expenses consist primarily of compensation and related costs for personnel as well as costs related to new and existing product development, depreciation, software maintenance and facilities costs. All research and development costs are expensed in the period incurred. In order for us to remain competitive, we believe a significant portion of our operating expenses will continue to be related to research and development efforts. We also believe research and development headcount will increase in the future, and that research and development costs will increase in absolute dollars but decline as a percentage of revenue.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, travel, facilities overhead and bonuses and commissions for independent sales representatives. General and administrative expenses consist primarily of compensation and related costs for finance and accounting, patent and corporate legal expenses, and facilities overhead.

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

Results of Operations

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended September 30, 2005 and the three months ended September 30, 2004 (in thousands, except percentage data):

	Three Months ended September 30, 2005	Percentage of Revenue	Three Months ended September 30, 2004	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Product revenue	$20,029	100.0%	$12,441	100.0%	$7,588	61.0%
Cost of product revenue	7,796	38.9%	6,861	55.1%	935	13.6%

Gross profit	$12,233	61.1%	$5,580	44.9%	$6,653	119.2%

Revenue. The increase in total revenue during the three months ended September 30, 2005 as compared to the same period in 2004 resulted from the growth in sales of our knowledge-based processors. During the three months ended September 30, 2005, the unit volume of knowledge-based processor shipments increased approximately 258% compared to that of the three months ended September 30, 2004. Revenue from sales to Cisco and its contract manufacturers represented 70% of total revenue for the three months ended September 30, 2005 compared to 79% during the three months ended September 30, 2004. During the three months ended September 30, 2005, AlaxalA Networks, which is a joint venture of the switching and routing divisions of Hitachi, Ltd. and NEC Corporation, accounted for 11% of revenue.

Cost of Revenue. The cost of revenue increased to $7.8 million for the three months ended September 30, 2005 primarily due to increased unit shipments of knowledge-based processors.

Gross Profit /Gross Margin. Gross margin increased to 61.1% during the three months ended September 30, 2005 from 44.9% during the three months ended September 30, 2004. The increase in gross margin was primarily due to the continued improvements in our production yields for the knowledge-based processor products. Version 4 of our knowledge-based processors, which was introduced earlier in 2005, produces a higher number of die per wafer as compared to that of the previous version and contributed to the lower production costs overall.

During the three months ended September 30, 2004, gross margin was favorably impacted by $0.3 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated cost of revenue.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2005 and the three months ended September 30, 2004 (in thousands, except percentage data):

	Three Months ended September 30, 2005	Percentage of Revenue	Three Months ended September 30, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$6,048	30.2%	$3,891	31.3%	$2,157	55.4%
Selling, general and administrative	2,432	12.1%	1,735	13.9%	697	40.2%
Stock-based compensation	397	2.0%	1,090	8.8%	(693)	-63.6%

Total operating expenses	$8,877	44.3%	$6,716	54.0%	$2,161	32.2%

Research and Development Expenses. Research and development expenses increased during the three months ended September 30, 2005, as compared to the same period in 2004, primarily due to increases in product development and qualification expenses of $0.9 million, payroll related expenses of $0.3 million and consulting expenses of $0.4 million as we continued to invest in the development of the next generation of knowledge-based processor products as well as new non-knowledge-based processor products. In addition, depreciation expense and software maintenance expense increased by $0.4 million during the three months ended September 30, 2005 as we purchased software licenses to support our research and development efforts. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended September 30, 2005, as compared to the same period in 2004, primarily due to increases in payroll related costs of $0.4 million and consulting expenses of $0.1 million. The increase in payroll-related costs was due to the accrual of management bonuses pursuant to an incentive bonus plan, which was adopted for fiscal 2005, and increased headcount to support our growing operations. The increase in consulting expenses primarily related to our on-going effort to document, evaluate and test our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

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

Other items

The table below sets forth other data for the three month periods ended September 30, 2005 and 2004 (in thousands, except percentage data):

	Three Months ended September 30, 2005	Percentage of Revenue	Three Months ended September 30, 2004	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$449	2.2%	$94	0.8%	$355	377.66%
Interest expense	(68)	-0.3%	(2,564)	-20.6%	2,496	-97.35%
Other expense, net	(3)	0.0%	(32)	-0.3%	29	-90.63%

Total interest and other income (expense), net	$378	1.9%	$(2,502)	-20.1%	$2,880	-115.11%

Interest and Other Income (Expense), net. The net interest and other income of $0.4 million generated during the three months ended September 30, 2005 was due to a higher average cash and investment balance during the period and the higher yield for the instruments we invested in. The higher average cash and investment balance during the three months ended September 30, 2005 as compared to the same period in 2004 was due to cash generated from operating activities. The higher interest expense during the three months ended September 30, 2004 resulted primarily from the accelerated amortization of a beneficial conversion feature that was originally recorded in connection with the issuance of promissory notes in March 2004. The promissory notes were repaid in full in July 2004, and accordingly, the remaining value of the beneficial conversion feature of $2.5 million was charged to interest expense in full.

Income tax expense

Income tax expense was $0.1 million for the three months ended September 30, 2005, which is based on our estimated annual effective tax rate of 3%. Our effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss and research and development credit carryforwards for which no previous benefit had been taken. To date, in 2005, our effective tax rate has been significantly less than statutory rates because we utilized net operating loss carryforwards, from which no previous benefit had been recognized to offset taxable income in the Unites States of America. Our effective tax rate for the three month period ended September 30, 2005 is not necessarily indicative of our effective tax rate that may be expected for future periods.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 (in thousands, except percentage data):

	Nine Months ended September 30, 2005	Percentage of Revenue	Nine Months ended September 30, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$60,538	100.0%	$31,456	96.5%	$29,082	92.5%
License and engineering service revenue	—		1,128	3.5%	(1,128)	-100.0%

Total revenue	60,538	100.0%	32,584	100.0%	27,954	85.8%
Cost of revenue:
Cost of product revenue	25,500	42.1%	18,766	57.6%	6,734	35.9%
Cost of license and engineering service revenue	—	0.0%	—	0.0%	—	0.0%

Gross profit	$35,038	57.9%	$13,818	42.4%	$21,220	153.6%

Revenue. The increase in total revenue during the nine months ended September 30, 2005 as compared to the same period in 2004 resulted from the growth in sales of our knowledge-based processors. During the nine months ended September 30, 2005, the volume of knowledge-based processor shipments increased approximately 183% compared to that of the nine months ended September 30, 2004. Revenue from sales to Cisco and its contract manufacturers represented 75% of total revenue for the nine months ended September 30, 2005 compared to 72% during the nine months ended September 30, 2004. The license and engineering service revenue generated during the nine months ended September 30, 2004 represented the amount we received pursuant to a strategic agreement with Micron Technology Inc. (“Micron”) signed in December 2002. Under the current agreement, Micron is obligated to pay us fees totaling $5.3 million, of which $4.6 million has been recognized as license and engineering service revenue through June 30, 2005. The remaining $0.7 million is due to us upon completion of a certain milestone, which we expect to recognize as revenue during the first half of 2006. After completion of the remaining milestone, we do not expect any additional revenue to be generated under this agreement.

Cost of Revenue. The cost of revenue increased to $25.5 million for the nine months ended September 30, 2005 primarily due to increased unit shipments of knowledge-based processors.

Gross Profit /Gross Margin. Gross margin increased to 57.9% during the nine months ended September 30, 2005 from 42.4% during the nine months ended September 30, 2004. The increase resulted from higher sales of knowledge-based processors, which have a higher average selling price than other products, and continued improvements in production yields for these products. Version 4 of our knowledge-based processors, which was introduced earlier in 2005, produces a higher number of die per wafer as compared to that of the previous version and contributed to the lower production costs overall. During the nine months ended September 30, 2005, gross margin was favorably impacted by $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated cost of revenue. This amount represented approximately 1.7% of the gross margin during the nine months ended September 30, 2005.

During the nine months ended September 30, 2004, we recorded revenue of approximately $2.7 million upon the sale of our knowledge-based processors written down or for which adverse purchase commitments had been recorded in 2003. The sale of these processors generated a zero margin as the inventory had been written down to its estimated selling price in previous periods. The license and engineering service revenue of $1.1 million during the nine months ended September 30, 2004 related to the agreement with Micron, had no associated cost and, accordingly, had 100% gross margin.

Operating expenses

The table below sets forth operating expense data for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 (in thousands, except percentage data):

	Nine Months ended September 30, 2005	Percentage of Revenue	Nine Months ended September 30, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$15,401	25.4%	$12,365	37.9%	$3,036	24.6%
Selling, general and administrative	7,073	11.7%	4,895	15.0%	2,178	44.5%
Stock-based compensation	1,487	2.5%	4,616	14.2%	(3,129)	-67.8%

Total operating expenses	$23,961	39.6%	$21,876	67.1%	$2,085	9.5%

Research and Development Expenses. Research and development expenses increased during the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to increases in product development and qualification expenses of $0.7 million, payroll related expenses of $0.4 million and consulting expenses of $0.8 million as we continued to invest in the development of the next generation knowledge-based processor products as well as new non-knowledge-based processor products. In addition, depreciation expense and software maintenance expense increased by $0.6 million during the nine months ended September 30, 2005 as we purchased software licenses to support our research and development efforts. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to the increases in directors and officers’ insurance premium of $0.2 million, payroll related costs of $1.0 million, accounting and consulting expenses of $0.8 million and sales commission of $0.2 million. The increase in directors and officers’ insurance premium was the result of our becoming a publicly-traded company in July 2004. The increase in payroll related costs was due to increased headcount to support our growing operations and the accrual of management bonuses pursuant to an incentive bonus plan, which was adopted for fiscal 2005. The increase in consulting expenses primarily related to our on-going effort to document, evaluate and test our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in commission expense was the result of a significant sales increase during the nine months ended September 30, 2005. The increases in expenses were offset by the release of the allowance for bad debt of $0.4 million as we continue to improve cash collections. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

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

Other items

The table below sets forth other data for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 (in thousands, except percentage data):

	Nine Months ended September 30, 2005	Percentage of Revenue	Nine Months ended September 30, 2004	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$996	1.6%	$207	0.6%	$789	381.16%
Interest expense	(203)	-0.3%	(3,996)	-12.3%	3,793	-94.92%
Other expense, net	(8)	0.0%	(108)	-0.3%	100	-92.59%

Total interest and other income (expense), net	$785	1.3%	$(3,897)	-12.0%	$4,682	-120.14%

Interest and Other Income (Expenses), net. The net interest and other income of $1.0 million generated during the nine months ended September 30, 2005 was due to a higher average cash and investment balance during the period and the higher yield for the instruments we invested in. The higher average cash and investment balance during the nine months ended September 30, 2005 as compared to the same period in 2004 was due to the proceeds received in our initial public offering in

July 2004 as well as cash generated from operating activities since our initial public offering. The higher interest expense during the nine months ended September 30, 2004 resulted primarily from the accelerated amortization of beneficial conversion feature and warrants that were originally recorded in connection with the issuance of promissory notes in March 2004. The promissory notes were repaid in full in July 2004, and accordingly, the remaining value of beneficial conversion feature at the time of repayment was entirely charged to interest expense. During the nine months ended September 30, 2004, amortization of beneficial conversion feature and warrant fair values totaled $2.5 million. Interest expense for the nine months ended September 30, 2004 also included the amounts associated with the outstanding balance under the lines of credit. All outstanding amounts under the lines of credit and convertible promissory notes were paid off in July 2004.

Income tax expense

Income tax expense was $0.4 million for the nine months ended September 30, 2005, which is based on our estimated annual effective tax rate of 3%. Our effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss and research and development credit carryforwards for which no previous benefit had been taken. To date, in 2005, our effective tax rate has been significantly less than statutory rates because we utilized net operating loss carryforwards, from which no previous benefit had been recognized to offset taxable income in the U.S. Our effective tax rate for the nine month period ended September 30, 2005 is not necessarily indicative of our effective tax rate that may be expected for future periods.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity were our cash and cash equivalents, which totaled $60.5 million.

Our line of credit for $14.5 million with Silicon Valley Bank expired on October 2, 2005, and was not renewed as management determined that our currently available liquid resources were adequate for our operational needs for the foreseeable future.

The table below (in thousands) sets forth the key components of cash flow for the nine months ended September 30, 2005 and September 30, 2004:

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net cash provided by (used in) operating activities	$20,417	$(11,581)
Net cash provided by (used in) investing activities	$(975)	$6,961
Net cash provided by (used in) financing activities	$(389)	$31,101

Cash Flows during the Nine Months Ended September 30, 2005

During the nine months ended September 30, 2005, our operating activities generated net cash of $20.4 million. For cash provided by operating activities, our primary source was net income of $11.5 million, which was adjusted for non-cash items of $5.9 million primarily related to depreciation, amortization of deferred stock-based compensation and provision for inventory reserves. The provision for inventory reserves of $2.8 million was primarily related to the write-off of approximately $2 million of inventory during the second quarter of 2005. The inventory write-off was related to specific inventory that we mutually agreed with our foundry partner did not meet specifications. Cash was also generated from the decrease in accounts receivable of $2.8 million and the increases in accounts payable and accrued liabilities of $1.2 million and $1.9 million, respectively. The decrease in accounts receivable resulted from our continued effort to improve cash collections. The increases in accounts payable and accruals were primarily due to the growth of our overall operations and the timing of vendor invoice payments. The primary use of cash for operating activities during the nine months ended September 30, 2005 was for inventory, which increased as we ramped up our production volume in order to meet our customers’ increasing demand for knowledge-based processors.

Our investing activities used cash of $1.0 million during the nine months ended September 30, 2005. Cash was primarily used to purchase research and development design tools and computer equipment to support our growing operations. We expect to make capital expenditures of approximately $1.5 million for the remainder of fiscal 2005. These capital expenditures will be used primarily to support product development activities. We expect to use our cash and cash equivalents to fund these purchases.

Our financing activities used net cash of $0.4 million for the nine months ended September 30, 2005. The primary use of cash was repayment of capital lease obligations. The sources of cash were the proceeds from exercises of stock options and repayment of stockholder notes received during the period.

Cash Flows during the Nine Months Ended September 30, 2004

During the nine months ended September 30, 2004, our operating activities used net cash of $11.5 million. For cash used in operating activities, net loss of $12.0 million was adjusted for non-cash items primarily related to depreciation, amortization of stock-based compensation and interest expense, which represented amortization and write-off of promissory notes discount. The primary use of cash for operating activities during the nine months ended September 30, 2004 was for inventory, which increased as we ramped up our production volume in order to meet our customers’ increasing demand for knowledge-based processors. Cash was also used to reduce our accrued liabilities as we settled our product warranty obligations during the period and used a portion of our initial public offering proceeds to reduce overall liability balance. Other uses of cash for operating activities included an increase in prepaid and other assets due to the payment of directors and officers’ insurance premium in connection with our initial public offering, and a decrease in deferred revenue as we completed our obligation under the agreement with Micron Technology, Inc. Cash used for activities related to inventory, accrued liabilities, prepaid and other assets and deferred revenue was offset by a decrease in accounts receivable due to improved cash collections and an increase in accounts payable due to the growth in our operations.

Our investing activities provided net cash of $6.9 million during the nine months ended September 30, 2004. Cash was provided by the sale of short-term investments and the reduction in restricted cash as our amended line of credit agreement with Silicon Valley Bank no longer required restricted cash deposit. Cash provided by the sale of short-term investments and the reduction in restricted cash was offset by the acquisition of property and equipment totaling $1.1 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development design tools to support our growing operations. These capital expenditures, funded by our cash and cash equivalents, primarily supported product development activities.

Our financing activities provided net cash of $31.1 million for the nine months ended September 30, 2004. The primary source of cash was the net proceeds received in connection with our initial public offering of $39.2 million. The other sources of cash included the issuance of convertible promissory notes, repayment of stockholder notes, proceeds from exercises of stock options and warrants and borrowings under the line of credit. Cash provided by these activities was offset by repayment of convertible promissory notes, repayment of the outstanding balances under the line of credit and payments for capital lease obligations.

Capital Resources

We believe that our existing cash and cash equivalents balance of $60.5 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of our company.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended September 30, 2005, other than changes due to our payments for previously disclosed obligations. As of September 30, 2005, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$3,569	$461	$1,921	$1,187	$—
Capital lease obligations	515	262	253	—	—
Wafer purchases	7,215	7,215	—	—	—

Total	$11,299	$7,938	$2,174	$1,187	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2005, we were not involved in any unconsolidated SPE transactions.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 93% and 85% of our total revenue during the nine months ended September 30, 2005 and 2004, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the nine months ended September 30, 2005 and 2004, Cisco and its contract manufacturers accounted for 76% and 71% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

We cannot assure you that existing or potential customers will not develop their own solutions, purchase competitive products or acquire companies that use alternative methods to enable network-aware processing in their systems. We do not have long-term purchase commitments from any of our OEM customers or their contract manufacturers. Although we recently entered into master purchase agreements with Cisco and one of its foreign affiliates, these agreements do not include any long-term purchase commitments. Cisco and our other customers do business with us currently only on the basis of short-term purchase orders (subject, in the case of Cisco, to the terms of the master purchase agreements), which often are cancelable prior to shipment. The loss of orders for our knowledge-based processors for Cisco products or products of other major users of our knowledge-based processors would have a significant negative impact on our business.

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

Although we reported net income of $11.5 million during the nine months ended September 30, 2005, we reported operating losses in each year since our inception in 1995. At September 30, 2005, we had an accumulated deficit of approximately $87.7 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

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

We sell our products pursuant to individual purchase orders (subject, in the case of Cisco, to the terms of master purchase agreements), and not pursuant to long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ product needs. We cannot provide assurance as to the quantities or timing required by our customers for our products. We cannot assure you that we will not experience subsequent substantial warranty claims or that warranty claims will not result in cancellation of existing orders or reluctance of customers to place future orders. In addition, the product design cycle for networking OEMs is lengthy, and it may be difficult for us to accurately anticipate when they will commence commercial shipments of products that include our knowledge-based processors. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business, and we may purchase too much inventory and spend more capital than expected.

We do not expect to sustain our recent revenue growth rate.

We have recently experienced significant revenue growth. Specifically, our total revenue increased 61% to $20.0 million during the three months ended September 30, 2005 from $12.4 million during the three months ended September 30, 2004. In addition, our total revenue increased 86% to $60.5 million during the nine months ended September 30, 2005 from $32.6 million during the nine months ended September 30, 2004. We do not expect similar revenue growth rates in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 71% and 85% of our total revenue for the nine months ended September 30, 2005 and 2004, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

The average selling prices of our products may decline, which could reduce our revenue and gross margin.

The average selling prices of our products may decline over the course of their commercial lives, principally due to the supply of competing products, reduction in demand from customers, pressure from customers to reduce prices and product cycle changes. In addition, under our master purchase agreements with Cisco, we agreed to provide to Cisco all price decreases that we achieve, and granted to Cisco the right (under limited circumstances) to purchase our knowledge-based processors directly from our manufacturers (subject to payments to us, net of specified costs). Declining average selling prices will adversely affect our future operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and achieving corresponding production cost reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

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

If either wafer foundry, and in particular TSMC, ceases to provide us with required production capacity with respect to our products, we cannot assure you that we will be able to obtain manufacturing capacity from other wafer foundries on commercially reasonable terms or that these arrangements, if established, will result in the successful manufacturing of our products. These arrangements might require us to share our technology and might be subject to unilateral termination by the wafer foundries. Even if such capacity is available from another manufacturer, we would need to convert the production of our integrated circuits to a new fabrication process and qualify the other manufacturer, which process could take nine months or longer. Furthermore, we may not be able to identify or qualify manufacturing sources that would be able to produce wafers with acceptable manufacturing yields.

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

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 44% of our total revenue during the three months ended September 30, 2005, and for 4% of our total revenue during the same period of 2004. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

Based on our limited sales history for our knowledge-based processors, we have limited visibility on the length of the sales cycle for our knowledge-based processors. However, we expect that our product sales cycle, which results in our knowledge-based processors being designed into our customers’ products, could take up to 24 months. It can take an additional nine months to reach volume production of these products. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by networking OEMs, the design process required to integrate our products into our OEM customers’ products and the timing of networking OEMs’ new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

Our operating results could be adversely affected if we have to satisfy product warranty or liability claims.

If our products are defective or malfunction, we could be subject to product warranty or product liability claims, such as the return of our products under warranty sold to Cisco in the third and fourth quarters of 2003 and the first quarter of 2004. These returns resulted in warranty and related charges to our financial statements of approximately $1.0 million in the fourth quarter of 2003. Further, in connection with the master purchase agreements that we recently entered into with Cisco, we agreed to extended product warranties for the benefit of Cisco. Specifically, we agreed to general three-year warranties and, in the case of epidemic failures, to five-year warranties. While we have insurance for product liability claims for matters other than product warranty, we may not have sufficient insurance coverage for all of the claims that may be asserted against us. In addition, under the Cisco agreements, we agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity, our operating results may be adversely affected. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

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

TSMC and UMC, which manufacture our products, along with most of our vendors who handle the assembly and testing of our products, are located in Asia. The risk of an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third party vendors, as well as other providers of these services. As a result of this earthquake, these vendors suffered power outages and disruptions that impaired their production capacity. In March 2002 and September 2003, additional earthquakes occurred in Taiwan. The occurrence of additional earthquakes or other natural disasters could result in the disruption of the wafer foundry or assembly and test capacity of the third parties that supply these services to us. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Provisions of our certificate of incorporation and bylaws, Delaware law and customer agreements might delay or prevent a change of control transaction and depress the market price of our stock.

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

Under our master purchase agreements with Cisco, in the event of, among other things, the transfer of at least 50% of our voting control to a Cisco competitor that generates less than 50% of its annual sales from integrated circuit products, Cisco may exercise its rights to purchase our knowledge-based processors directly from our manufacturers, subject to payments to us. This provision may discourage or complicate attempts by some third parties to acquire us.

The price of our stock could decrease as a result of shares being sold in the market, including sales by directors, officers and other significant stockholders.

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. The number of shares of our common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, but taking into account sales of stock made in accordance with the provisions of Rules 144(k), 144 and 701, substantially all the shares of our common stock currently outstanding are eligible for sale in the public market. We believe that as of October 31, 2005, approximately 5.4 million shares (including currently exercisable options) are held by our directors, officers and holders of 5% or more of our common stock.

The majority of our executive officers have entered into plans for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Each plans provide for aggregate sales of between 33,000 and 290,000 shares pursuant to limit orders at specified prices. The duration of majority plan is through December 31, 2005 and, for minority of the plans is through September 30, 2006. Pursuant to these plans, these executive officers may sell up to approximately 750,000 shares of common stock combined through duration of these plans. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investment securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2005, our investments consisted primarily of investment grade commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) We are furnishing the following information with respect to the use of proceeds we received from our initial public offering in July 2004:

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

Item 5. Other Information

On November 7, 2005, we entered into Master Purchase Agreements with each of Cisco Systems, Inc. and Cisco Systems International B.V. Cisco, who together with its contract manufacturers, are our largest customers. Pursuant to these agreements, we agree to supply to Cisco (including its subsidiaries and contract manufacturers) certain of our products for incorporation into Cisco’s products. These agreements set forth the general business terms and conditions applicable to our sales to Cisco. The material terms of these agreements include:

•	our obligation to accept all purchase orders from Cisco, unless we are unable to meet Cisco’s schedule;

•	our obligation to ensure that we have the capacity to increase or decrease production of our knowledge-based processors based upon Cisco’s demand forecasts;

•	our obligation to use our best efforts to meet Cisco’s stated cost reduction targets and to provide to Cisco all price decreases that we achieve;

•	“most favored nation” pricing and related audit rights in favor of Cisco, providing that, in any quarter, the prices paid by Cisco for our products (including progeny and replacements), will be the lowest prices paid for those products by any of our other customers who purchase as much or less than Cisco;

•	our obligation to provide Cisco, in the event of any short supply of products or components, an allocation that is no less favorable than that provided to our other customers purchasing similar quantities of similar products;

•	Cisco’s cancellation rights for standard and custom products;

•	Cisco’s approval and related rights with respect to any proposed changes to, or discontinuation of, our products purchased by Cisco;

•	Cisco’s extended product warranties, generally for three years and, in the case of epidemic failures, for five years;

•	Cisco’s right to purchase our knowledge-based processors directly from our manufacturers under the following circumstances: product discontinuation; bankruptcy, insolvency and similar situations; and transfer of at least 50% of our voting control to a Cisco competitor that generates less than 50% of its annual sales from integrated circuit products; in all cases, subject, among other things, to Cisco’s continuing obligation to pay us for the product and our obligation to disclose the costs charged to us by our manufacturers;

•	perpetual, royalty-free, non-exclusive, worldwide license grant to Cisco to use binary code versions of our software in connection with Cisco’s manufacture, sale, license, loan or distribution of its products; and

•	Cisco’s extended product warranties, generally for three years and, in the case of epidemic failures, for five years and our indemnification obligation for epidemic failures which will not exceed the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs.

The initial term of these agreements is three years, subject to renewal and termination rights. The form of Master Purchase Agreement is filed as an exhibit to this quarterly report.

Item 6. Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: November 8, 2005	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 8, 2005	By:	/s/ DONALD WITMER
Donald Witmer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.11	Form of Master Purchase Agreement between the Registrant and (i) Cisco Systems, Inc. and (ii) Cisco Systems International B.V. †

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32	Section 1350 certification

†	Confidential treatment has been requested for certain portions of this exhibit.