Form 10-K
period 2005-12-31
NETLOGIC MICROSYSTEMS INC
filed 2006-02-28
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50838

NETLOGIC MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0455244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Charleston Road, Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 961-6676

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value per share

Series AA Junior Participating Preferred Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $316,861,323 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2006
Common Stock, $0.01 par value per share	18,198,865 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2006 Annual Meeting of Stockholders to be held on or about May 18, 2006 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NETLOGIC MICROSYSTEMS, INC.

FISCAL 2005 FORM 10-K

PART I

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Risk Factors” below. All forward-looking statements in this report are based on information available to us as of the date of this report, and we assume no obligation to update any such forward-looking statements. The information contained in this report should be read in conjunction with our condensed financial statements and the accompanying notes contained in this report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

ITEM 1. BUSINESS.

Overview

We are a semiconductor company that designs, develops and markets high performance knowledge-based processors for a variety of advanced Internet, corporate and other networking systems, such as routers, switches, network security appliances, network access equipment and networked storage devices. Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge database containing information on the network, as well as applications and content that run on the network to make complex decisions about individual packets of information traveling through the network. Our knowledge-based processors significantly enhance the ability of networking original equipment manufacturers, or OEMs, to supply network service providers with systems offering more advanced functionality for the Internet, such as voice transmission over the Internet, or VoIP, unified threat management, or UTM, virtual private networks, or VPNs, and streaming video and audio.

Our knowledge-based processors incorporate advanced technologies that enable rapid processing, such as a superscalar architecture, which uses parallel-processing techniques, and deep pipelining, which segments processing tasks into smaller sub-tasks, for higher decision throughput. These technologies enable networking systems to perform a broad range of network-aware and content-aware processing functions, such as application-based routing, UTM network security, intrusion detection and prevention, virus inspection, access control for network security, prioritization of traffic flow to maintain quality of service, or QoS, and statistical measurement of Internet traffic for transaction billing.

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

In January 2006, we announced the launch of our NETL7™ family of Layer 7 knowledge-based processors. The first product in the NETL7 family is the NLS1000 content processor that accelerates pattern and signature recognition tasks for enterprise and carrier-class networks, and is used to perform 10 Gigabits per second wire-speed content inspection of packets traveling through the network. The NLS1000 content processor extends the processing capabilities of our knowledge-based processors into the packet payload, thereby enabling the design and deployment of next-generation networking systems that can make packet processing decisions based on an awareness of the packet content. Typical applications for the NLS1000 content processor include Layer 7 application switches and routers, UTM appliances, intrusion detection and prevention systems, and anti-virus gateways. The NETL7 family of Layer 7 knowledge-based processors are expected to expand our customer base in the communications, networking, security appliance, software provider and computing markets.

On February 15, 2006, we closed an acquisition with Cypress Semiconductor Corporation, pursuant to which we acquired assets and intellectual property relating to Cypress’ network search engine (NSE) business, including the Ayama™10000, Ayama 20000, and NSE70000 Network Search Engine families as well as the Sahasra™50000 Algorithmic Search Engine family. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expand our customer base and product offerings in the high-volume, entry-level Layer 2/3 switch market.

Industry Overview

Networking Market Overview

The Internet continues to grow and evolve to accommodate the continued increase in the amount of digital media content available and more advanced Internet applications. These applications include:

•	Voice transmission over the Internet, or VoIP;

•	Video on demand, or VoD;

•	Streaming video and audio;

•	Filtering of computer viruses and intrusion attempts;

•	Music, picture and video file downloading and sharing;

•	Email communications; and

•	E-commerce.

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

The Internet infrastructure consists of various networking systems that handle the processing of IP packets. These systems include routers, switches, application acceleration equipment, network security appliances, network access equipment and networked storage devices. An IP packet that is sent from one user’s device to another typically travels through a variety of networks that comprise the Internet infrastructure. These types of networks include:

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

The following diagram depicts typical network connections within the Internet infrastructure:

IP packets are transferred from one networking system to another through these network connections. Each system within the network and each connected end-user device, such as a computer, mobile personal digital assistant or PDA, mobile phone, portable media player or wireless gaming console, is assigned a unique identifier, known as an IP address, which allows these systems and devices to communicate with each other.

For networking infrastructure that supports Layer 2-4 routing, decisions on how to handle IP packets are made using the data that is contained in the packet header. Layers 2, 3 and 4 refer to the data link, data and transport layers, respectively, of the Open Systems Interconnection or OSI, reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The packet header information consists of key data regarding the packet, including the IP address of the system that generated the packet, referred to as the source IP address, and the IP address of the device to which the packet is to be transmitted, referred to as the destination IP address.

For networking infrastructure that supports Layer 7 routing, decisions on how to handle IP packets are made using the information that is contained in the packet payload or packet content. The packet content contains the actual data being transmitted between applications using the network. Layer 7 of the OSI model reference model, known as the application layer, facilitates communication between software applications and lower-layer network services.

When a packet arrives at a networking system such as a switch or a router, the packet is processed and decisions about the packet are made by examining the packet header content and/or the packet payload content. A decision may be made on where in the networking system the packet should be forwarded to in order to move the packet one step closer to its final destination. For example, an IP packet traveling from New York to San Francisco might travel through as many as 15 routers or switches and be processed a number of times by each router or switch. For many networking applications, packet processing must be performed without slowing down the overall flow of communication. Keeping pace with the rate of communication flow is referred to as wire-speed performance.

Due to the increased usage of the Internet, as well as the greater complexity of Internet-based applications, the amount of processing required for packets is increasing significantly. These more complex applications require multiple classes of packet processing that depend on both the type of content being transported and the information, or knowledge, of the overall network.

Trend Towards Network-aware and Content-aware Processing

Rapid growth of voice, video and data traffic, as well as the greater complexity created by the convergence of these types of traffic, increasingly challenges OEMs to offer systems that enable network service providers to introduce new services over the Internet, such as Layer 7 networking, VoIP, VPNs, UTM network security, video on demand, streaming video and audio, music file downloading and filtering of computer viruses and intrusion attempts. In particular, networking OEM systems must increasingly make complex decisions about individual packets of information using knowledge about the overall network, which includes the method and manner in which networking systems are interconnected as well as traffic patterns and congestion points, connection availability, user-based privileges, priorities and other attributes, as well as knowledge about the content carried by or applications that use the network. Using this knowledge of the network to make complex decisions about individual packets of information involves network awareness, while using knowledge of packet content to make complex decisions about individual packets of information involves content awareness. Network awareness and content awareness include the following:

•	Preferential transmission of packets based upon assigned priority;

•	Restrictions on access based upon security designations;

•	Changes to packet forwarding destinations based upon traffic patterns and bandwidth availability, or packet content; and

•	Addition or deletion of information about networks and users and applications.

Network and content awareness in advanced systems requires multiple classes of packet processing, in addition to forwarding. These additional classes of processing include access control for network security, prioritization of packets to maintain QoS and statistical measurement of Internet traffic for transaction billing. Compared to the basic processing task of forwarding, these additional classes of packet processing require a significantly higher degree of processing of IP packets to enable network and content awareness, or network-aware and content-aware processing. To maintain wire-speed performance in a network-aware environment, major networking OEMs require hundreds of millions of packet decisions each second, while also updating the knowledge database up to 100,000 times per second.

Several powerful trends are driving greater demand for network-aware and content-aware processing:

•	Increasing Internet traffic drives the need for higher bandwidth. New applications continue to emerge, including applications for MP3 audio file file sharing and downloading peer-to-peer voice and video communications, and broadband video streaming to computers, mobile phones, portable media players, and other devices. These new applications require greater speed for effective transmission, which is driving the need for higher bandwidth. To satisfy these needs, routers, switches and other networking systems must have the ability to make rapid forwarding decisions that determine what further processing should be done for the packet, identify where the packet should be sent to next and rapidly transport the packet to the destination port. For example, edge and metro networking speeds have evolved from 1 Gigabit per second, or 1 Gb/s, to 2.5 Gb/s and 10 Gb/s, with 10Gb/s currently representing the fastest growing segment. We expect that as home and enterprise networks upgrade from Fast Ethernet (100 Mb/s) to Gigabit Ethernet (1Gb/s), and as wireless fidelity, or Wi-Fi, connections migrate from 802.11b (11Mb/s) to 802.11n (540Mb/s) specifications developed by the Institute of Electrical and Electronic Engineers, or IEEE, this will further drive the switch and router market to 10Gb/s to more effectively aggregate these IP nodes that feed into the network.

•	Increasing network security requires additional packet inspection. In order to make IP networks secure, security technologies are being deployed at various points within the global networking infrastructure. For example, in the enterprise network, features are being added to secure specific links using VPNs, intrusion prevention systems, anti-virus gateways and access control lists. VPNs prevent eavesdropping on a secured communications link that is established between two devices and access control lists enable network service providers to permit or deny access to certain destinations. Intrusion prevention systems and anti-virus gateways scan the contents of IP traffic to search for, identify and block malicious attacks on the network and end-user devices. To implement these features, additional packet inspection is needed, which is typically more complex than the basic processing for forwarding decisions. These features require more information to be stored in the knowledge database and to be subsequently extracted for processing. Additionally, the increased and improved levels of security is driving a need for greater processing of the packet payload thereby increasing required processing speeds.

•	Convergence of voice, video and data traffic requires enhanced QoS. Convergence of voice, video and data traffic requires enhancement of the IP network infrastructure, as these new services have more stringent performance requirements than traditional packet data. For example, delay in the transmission of a packet, or latency, would significantly degrade the quality of voice and video communications. To support more advanced communications, the network needs to treat packets of data in the IP network differently by assigning them a specified QoS level. For example, packets that require time-critical delivery can be assigned a higher priority for transmission, thereby reducing latency.

•	Proliferation of Internet-connected devices requires more complex processing capabilities and larger knowledge databases. Each Internet-connected device, including computers, handheld personal digital assistants and data and video-enabled mobile phones, is assigned an IP address. The significant increase in the number of such devices has led to a corresponding increase in the number of devices that networking systems need to support, requiring larger knowledge databases. In addition, in an effort to accommodate the connection of more devices to the Internet, the networking industry is moving to a new protocol standard, Internet Protocol version 6, or IPv6, which will increase the length of each IP address, requiring significantly more complex network-aware and content-aware processing to support larger knowledge databases.

The multiplicative effect of these trends leads to a significantly greater need for advanced processing that utilizes overall knowledge of the network to enable network and content awareness within switches, routers and other networking systems. Higher levels of performance are required to enable advanced processing for a greater variety of packet processing, such as content inspection for network security, application-based routing, access control for network security, prioritization of packets to maintain QoS and statistical measurement of Internet traffic for transaction billing, in addition to the forwarding functions.

As the demand for bandwidth and the need to support more advanced Internet applications increases, conventional approaches are increasingly unable to scale at the pace demanded by advanced applications because of their slower and less efficient processing capability. This creates a bottleneck in the information flow and limits overall system performance. Further, in designing high performance systems, networking OEMs need to address other performance issues, such as power dissipation. Minimizing the power dissipated by integrated circuits is becoming more important for networking systems such as routers and switches, which are increasingly designed in smaller form factors. As a result, networking OEMs increasingly seek third party providers of advanced processing solutions that complement their core competencies to enable network and content awareness within their systems and meet their escalating performance requirements for rapid processing speeds, complex decision-processing capabilities, low power dissipation, small form factor and rapid time-to-market.

Our Solution

To enable network and content awareness for a variety of advanced networking systems, such as routers, switches, network access equipment and networked storage devices, we offer high performance knowledge-based processors. Our knowledge-based processors use an advanced processor architecture and a large knowledge database to make complex decisions about individual packets of information traveling through the network. These features enable advanced processing across a variety of classes of packet processing, including access control for network security, prioritization of packets to maintain QoS and statistical measurement of Internet traffic for transaction billing. In addition, we design our products by connecting individual transistors and we use a full-custom layout flow to define precisely how circuits are constructed in silicon, enabling us to optimize circuit design, minimize chip size and reduce power dissipation of our integrated circuits.

Key features of our solutions include:

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

Full-Custom Integrated Circuit Design for Reduced Cost and Low Power Dissipation. We design our products using full-custom methodologies that allow us to optimize circuit area to implement specific functionality and accommodate larger databases. Our use of a full-custom layout flow allows for enhanced control of transistor characteristics as needed for optimized circuit design and enables us to minimize chip size and reduce power dissipation of our integrated circuits. By minimizing chip size, we are able to optimize the cost of our processors and facilitate the design of our OEM customers’ products within smaller form factors.

Systems-Level Solutions for Enhanced Design Flexibility and Rapid Time-to-Market. To encourage our customers to design into their products our processors and to assist their design efforts, we offer various systems-level solutions. These include designs for programmable products that interface a customer’s custom integrated circuits with our processors, software and firmware to program our processors and products that interface with our processors, and design tools and environments and reference designs that facilitate the incorporation of our processors into a customer’s system. We do not charge our customers for providing these system-level solutions. We work with NPU providers to validate our reference hardware and software, so that networking OEMs using our reference hardware and software can design their products with our processors more reliably and move to production more quickly. We also provide without charge dedicated applications support to enhance the product time-to-market for our OEM customers who choose to develop their own interfaces to our products.

Transistor-Level Circuit Design for Enhanced Performance. In order to meet the stringent demands on our processors for high speed, low power dissipation and small form factors, we use a highly customized design approach using transistor-level circuit techniques. By using a highly customized design flow, we are able to control precisely how the processing elements are constructed in silicon, leading to higher levels of integrated circuit performance. Designing integrated circuits at the transistor level requires a deep understanding of device physics to maximize transistor device performance. We employ simulation tools that are commonly used in the transistor-level design of analog integrated circuits. We complement these tools with our proprietary techniques to meet the complex design requirements of our processors.

Our Strategy

Our objectives are to be the leading provider of network-aware and content-aware processing solutions to networking OEMs and to expand into new markets and applications. To achieve these goals, we are pursuing the following strategies:

Maintain and Extend our Market and Technology Leadership Positions. We were the first supplier of knowledge-based processors with approximately 512,000 records, the first supplier to achieve 1.0 Volt operation of knowledge-based processors for lower power dissipation, and the first supplier to achieve operating frequencies of up to 400 MHz. We are the first supplier of content processors that are capable of processing application networking and security functions with a single 10 Gigabit-per-second engine. We intend to expand our market and technology leadership positions by continuing to invest in the development of successive generations of our knowledge-based processors to meet the increasingly high performance needs of networking OEMs, and acquire such capabilities through strategic partnerships and purchases of other businesses when we encounter favorable opportunities. We intend to leverage our engineering capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high performance circuit design, custom circuit layout, high performance I/O interfaces, and applications engineering. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our processors.

Focus on Long-Term Relationships with Industry-Leading OEM Customers. The design and product life cycles of our OEM customers’ products have traditionally been lengthy, and we work with our OEM customers at the pre-design and design stages. As a result, our sales process typically requires us to maintain a long-term commitment and close working relationship with our existing and potential OEM customers. This process involves significant collaboration between our engineering team and the engineering and design teams of our OEM customers, and typically involves the concurrent development of our processors and the internally-designed packet processors of our OEM customers. We intend to continue to focus on building long-term relationships with industry-leading networking OEMs to facilitate the adoption of our products and to gain greater insight into the needs of our OEM customers.

Leverage Technologies to Create New Products and Pursue New Market Opportunities. We intend to leverage our core design expertise to develop our processors for a broader range of applications to further expand our market opportunities. We plan to address new market segments that are increasingly adopting network-aware processing, such as corporate storage networks, which increasingly use IP-based packet-switching networking protocols.

Capitalize on Highly Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus greater resources on product development. We work closely with our wafer foundries to incorporate advanced process technologies in our solutions to achieve higher levels of performance and reduced cost. These technologies include advanced complementary metal oxide semiconductor, or CMOS, implemented in a 0.09, 0.11 or 0.13 micron logic process flow, with up to eight layers of copper interconnect and 300 millimeter wafer sizes. Our business model allows us to benefit from the large manufacturing investment of our wafer foundries who are able to leverage their investment across many markets.

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

We offer a broad range of our knowledge-based processors in two main product families: Layer 2-4 knowledge-based processors for use in routers, switches, network access equipment and networked storage devices; and Layer 7 knowledge-based processors for use in Layer 7 application switches and routers, UTM appliances, intrusion detection and prevention systems, and anti-virus gateways.

Layer 2-4 Knowledge-based Processors

We offer Layer 2-4 knowledge-based processors with either a proprietary interface or with an NPU interface.

Proprietary Interface Knowledge-based Processors—NL5000 and NL6000 Families. Our proprietary interface knowledge-based processors are used primarily by networking OEMs developing their own packet processors. Our products operate in conjunction with an OEM-developed custom integrated circuit or a programmable logic device, such as a field programmable gate array, and feature a proprietary interface that provides advanced interface technology to enable networking OEMs to meet their demanding system performance requirements.

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

We introduced our first family of proprietary interface knowledge-based processors to the market in the second quarter of 2002. These knowledge-based processors operate from a 1.0 Volt power supply for reduced power consumption and support a knowledge database of up to approximately 512,000 records with performance of up to 500 million decisions per second. These knowledge-based processors also support advanced features for improved fault tolerance that help maintain the data integrity of the knowledge database by providing built-in circuitry to detect faults in the knowledge database.

We also provide versions of our proprietary interface knowledge-based processors that work with proprietary custom integrated circuits and application software developed by Cisco.

NPU Interface Knowledge-based Processors—NL5000GLQ Family. Our NPU interface knowledge-based processors are designed to interface directly to NPUs and merchant silicon Gigabit Ethernet switches, such as those from Intel Corporation. They incorporate architectural features that simultaneously support multiple NPUs and NPU-based designs, resulting in more rapid packet processing. These features enable a single knowledge-based processor to make network-aware decisions for both incoming and outgoing communications line channels.

We introduced our NPU interface knowledge-based processors, which are designed in a 0.13 micron TSMC logic process, to the market in the first quarter of 2004. These processors operate from a 1.0 Volt power supply for reduced power consumption and support a knowledge database of up to approximately 512,000 records with performance of up to 125 million decisions per second.

Layer 2-4 Knowledge-based Processors Under Development. We are actively developing proprietary interface and NPU interface knowledge-based processors using CMOS logic manufacturing processes with geometries of 0.90 microns and higher with up to eight layers of copper interconnect. These new designs will enable us to offer knowledge-based processors that feature higher levels of performance, including additional functionality developed in close cooperation with our customers to improve application-specific performance.

Layer 7 Knowledge-based Processors

In January 2006, we introduced our NETL7™ family of Layer 7 knowledge-based processors. The first product in the NETL7 family is the NLS1000 content processor that accelerates pattern and signature recognition tasks for enterprise and carrier-class networks, and is used to perform 10 Gigabit-per-second wire-speed content inspection of packets traveling through the network. The NLS1000 content processor complements our existing line of Layer 2-4 knowledge-based processors by extending the processing capabilities into the packet payload, thereby enabling the design and deployment of next-generation networking systems that can make packet processing decisions based on an awareness of the packet content. Typical applications for the NLS1000 content processor include Layer 7 application switches and routers, UTM appliances, intrusion detection and prevention systems, and anti-virus gateways.

NETLite™ Processors

Our NETLite™ NL3100 processor product family is specifically designed for cost-sensitive, high-volume applications such as entry-level switches, routers and access equipment. The NETLite processor family leverages circuit techniques developed and refined during the design of our knowledge-based processor families, and benefits from die size optimization, lower power dissipation and redundant computing techniques. In addition, the NETLite processor’s simplified pipeline architecture allows for lower cost manufacturing and assembly in less expensive packages than our knowledge-based processors, and allows for lower cost system designs. As such, the NETLite processors are ideal for entry-level systems that do not require the advanced parallel processing and deep pipelining performance of our high-end knowledge-based processors.

For rapid time to market, our customers can use our software development kit, the NLSDK, to develop and verify hardware and software using the NETLite processors. The NLSDK allows customers to run cycle-accurate patterns at varying operating speeds to exercise the functionality of the NETLite processors and confirm compatibility with target applications. The NETLite processor family is also supported by a suite of production qualified firmware and software drivers and system reference designs, which will enable the growing entry-level system segment to more quickly ramp production with new designs supporting next-generation Internet features such as QoS, security and Layer 3 routing.

Newly Acquired Products

On February 15, 2006, we acquired Cypress Semiconductor Corp.’s Ayama™10000, Ayama 20000, and NSE70000 Network Search Engine families as well as the Sahasra™ 50000 Algorithmic Search Engine family. The Ayama 10000 NSEs are high-performance, pipelined, synchronous NSEs for use with ASIC/FPGA designs. These devices are offered in densities ranging from 128K to 512K IPv4 entries, and include differentiated features such as Mini-Key™ power management. The Ayama 20000 NSEs incorporate all the features of the Ayama 10000 NSEs and work seamlessly with industry-leading NPUs. The NSE70000, Ayama 10000 and Ayama 20000 expands our customer base and product offerings in the high-volume, entry-level Layer 2/3 switch market. The Sahasra 50000 NSE is a family of highly integrated, embedded-SRAM-based algorithmic search engines that use advanced algorithms to achieve low power dissipation, and are particularly well suited for applications using exact match or longest-prefix match functions. This family of devices scales up to 1.5 million IPv4 entries in a single device. These newly acquired devices feature the FastLink™ interface, which allows seamless interoperation with the Ayama 10000 and Sahasra 50000 families of devices to enable scaling the search subsystem capacity. To help reduce development time and cost, the newly acquired product are offered with the Cynapse™ Software Platform for customers to more easily integrate these search engines into their systems. Cynapse is a single software environment that includes APIs, simulation models, device drivers, reference applications, and diagnostic code.

Legacy Products

We continue to support our legacy network search engines, which include the NSE1000 through NSE4000 network search engine families and the NSE3128GLM network search engines, a device that interfaces directly to certain NPUs from Applied Micro Circuits Corporation. We introduced our network search engine products between 1998 and 2001. These products are fabricated by UMC or TSMC using a range of process technologies from 0.35 micron to 0.15 micron.

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

Customers

The markets for networking systems utilizing our products and services are mainly served by large networking OEMs, such as AlaxalA Networks Corporation, Alcatel, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

We work with these and other networking OEMs to understand their requirements, and provide them with solutions that they then qualify and, in some cases, specify for use within their systems. While we sell directly to some networking OEMs, we also provide our products and services indirectly to other networking OEMs through their contract manufacturers, who in turn assemble our products into systems for delivery to our OEM customers. Sales to contract manufacturers accounted for 79%, 78% and 38% of total revenue in 2005, 2004 and 2003, respectively. Sales of our products are made under short-term, cancelable purchase orders. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

We also provide our products and services indirectly to our OEM customers through distribution and our international stocking sales representatives. Our stocking sales representatives are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S. These international stocking sales representatives generally exclusively service a particular foreign region or customer base, and purchase our products pursuant to cancelable and reschedulable purchase orders containing our standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. To date, our international stocking sales representatives have returned a small number of defective products to us. Our international stocking sales representatives may also act as a sales representative and receive commissions on sales of our products. Our international stocking sales representatives include Bussan Microelectronics Corporation/Mitsui Comtek Corporation and Lestina International Limited. Sales through our international stocking sales representatives accounted for 13%, 12% and 22% of total revenue in 2005, 2004 and 2003, respectively. While we have purchase agreements with our international stocking sales representatives, our international stocking sales representatives do not have long-term contracts with any of our OEM customers that use our products and services.

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

•	our obligation to accept all purchase orders from Cisco, unless we are unable to meet Cisco’s schedule;

•	our obligation to ensure that we have the capacity to increase or decrease production of our knowledge-based processors based upon Cisco’s demand forecasts;

•	our obligation to use our best efforts to meet Cisco’s stated cost reduction targets and to provide to Cisco all price decreases that we achieve;

•	“most favored nation” pricing and related audit rights in favor of Cisco, providing that, in any quarter, the prices paid by Cisco for our products (including progeny and replacements), will be the lowest prices paid for those products by any of our other customers who purchase as much or less than Cisco;

•	our obligation to provide Cisco, in the event of any short supply of products or components, an allocation that is no less favorable than that provided to our other customers purchasing similar quantities of similar products;

•	Cisco’s cancellation rights for standard and custom products;

•	Cisco’s approval and related rights with respect to any proposed changes to, or discontinuation of, our products purchased by Cisco;

•	Cisco’s extended product warranties, generally for three years and, in the case of epidemic failures, for five years;

•	Cisco’s right to purchase our knowledge-based processors directly from our manufacturers under the following circumstances:

•	product discontinuation;

•	bankruptcy, insolvency and similar situations; and

•	transfer of at least 50% of our voting control to a Cisco competitor that generates less than 50% of its annual sales from integrated circuit products;

•	in all cases, subject, among other things, to Cisco’s continuing obligation to pay us for the product and our obligation to disclose the costs charged to us by our manufacturers;

•	perpetual, royalty-free, non-exclusive, worldwide license grant to Cisco to use binary code versions of our software in connection with Cisco’s manufacture, sale, license, loan or distribution of its products; and

•	Cisco’s extended product warranties, generally for three years and, in the case of epidemic failures, for five years and our indemnification obligation for epidemic failures which will not exceed the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. The initial term of these agreements is three years, subject to renewal and termination rights.

In 2005, 2004 and 2003, Cisco, including its contract manufacturers, accounted for 74%, 73% and 34% of our total revenue, respectively. In 2003, Micron Technology, Inc. and Bussan Microelectronics /Mitsui Comtek accounted for 25.9% and 15.5% of our total revenue, respectively.

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

We market and sell our products through our direct sales force and through approximately 16 independent sales representatives throughout the world. Our direct sales force is dedicated to enhancing relationships with our customers. We supplement our direct sales force with independent sales representatives, who have been selected based on their understanding of the networking systems market and their level of penetration at our target OEM customers. We also use application engineers to provide technical support and design assistance to existing and potential customers.

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

Research and Development

We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of networking OEMs. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. In 2005 we opened a design center in Bangalore, India to accelerate introduction of our product development. As of December 31, 2005, we had 67 full-time employees engaged in research and development. Our research and development expense was $21.1 million, $17.3 million and $18.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We use a number of standard design tools in the design, manufacture and verification of our products. Due to the highly complex design requirements of our products, we typically supplement these standard tools with our own tools to create a proprietary design method that allows us to optimize the performance of our products at the circuit-level.

Technology

We have technological core competencies in the design of integrated circuits to enable network-aware and content-aware processing using very large databases. Our products integrate in a single integrated circuit high performance processing, storage circuitry, control functionality and advanced I/O interfaces. Due to the highly specialized nature of our design process, we implement almost all portions of our product design without third party technology, with the exception of readily available intellectual property to implement standard functions, such as memory and timing control circuits.

We have assembled a research and development team with extensive expertise in the following areas:

Transistor-level Circuit Design. A common approach to application specific processor design is to use pre-defined logic functions. This approach is used extensively to shorten the development cycle by allowing an automated process for mapping a product’s logical definition to its construction in silicon. In order to provide processors that feature high speed, low power dissipation and small form factors, we use a more fundamental approach using transistor-level circuit design. With this highly-customized design flow, we are able to implement processing elements that are defined at the most fundamental transistor level and therefore provide higher levels of performance. We employ standard simulation tools that are commonly used in the transistor-level design of analog products. We complement these tools with unique and proprietary methods to meet the complex design requirements of our knowledge-based processors.

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

Advanced Design Architecture. By working closely with the engineering and design teams of our OEM customers, we utilize our design architecture skills to help ensure that our knowledge-based processors are deployed within their systems in a manner that best addresses their target applications. This product architecture task involves effective partitioning of our processors’ resources to multiple network decision processes, optimized timing to ensure efficient interfaces to other devices and determination of instruction sequences to allow for unique applications. We have acquired our advanced design architecture skills and application knowledge through close collaboration with networking OEMs during the development of successive generations of our products.

Device Physics. We possess a comprehensive understanding of device physics, which is important to the development of our knowledge-based processors. This understanding includes not only the desired transistor characteristics to be implemented but also the way in which process variations can affect the operation of an integrated circuit. To mitigate these effects, we utilize our extensive knowledge of device physics and skills in conjunction with standard tools to make circuit-level design modifications or manufacturing process changes to improve the performance of our products.

Software Product Code and Development Tools. Our knowledge-based processors are delivered to our OEM customers with a suite of supporting software that is intended to accelerate the integration of our solutions in their overall system environment. This product code includes database management software to assist in the initialization and management of records retained on our knowledge-based processors, as well as software used to communicate with our processor. In addition, we provide our OEM customers with emulation and modeling software for the design and verification of their software and hardware. We develop software packages using a team of engineers that possess advanced system knowledge and device modeling skills.

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

Competition

The markets for our products are highly competitive. We believe that the principal bases of competition are:

•	processing speed;

•	power dissipation;

•	capacity of the knowledge database that can be processed;

•	advanced product features allowing OEM and system customer product differentiation;

•	price;

•	product availability and reliability;

•	customer support and responsiveness;

•	timeliness of new product introductions; and

•	credibility of supplier to design and manufacture product.

We believe that we compete favorably with respect to each of the bases identified above. However, some of our larger competitors have greater financial resources and a longer track record as a semiconductor supplier than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. Within our target market, we primarily compete with certain divisions of Integrated Device Technology, Inc. and Renesas Technology, Corp. In the new Layer 7 target market, we believe that Tarari, Inc. and Sensory Networks, Inc are principal competitors of ours. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, including large integrated device manufacturers, and innovative start-up semiconductor design companies.

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

As of February 21, 2006, we held 140 issued U.S. patents, 7 issued foreign patents, and numerous patent applications pending in the U.S and abroad. We may not receive any additional patents as a result of these applications or future applications. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement or misappropriation of other parties’ proprietary rights. In the event any such claims result in legal actions, we cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third party intellectual property rights, misappropriation or misuse by us of third party trade secrets, or invalidity or unenforceability of our patents will not be asserted against us or that any assertions of infringement, misappropriation, misuse, invalidity or unenforceability will not materially and adversely affect our business, financial condition and results of operations.

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

Agreement with Micron Technology

Under a license and technology transfer agreement with Micron Technology, Inc., or Micron, as amended in May 2003, we have granted Micron a non-transferable, non-exclusive limited license that gives Micron the right to arrange for the manufacture of one of our NL5000GLQ products at our designated wafer foundry and to sell worldwide the product supplied by that foundry. Micron has paid us license and design fees totaling $4.6 million through December 31, 2005, and under the agreement must pay us additional design fees of up to approximately $0.7 million under specified circumstances, including achievement of particular milestones. Micron must pay us royalties under specified circumstances. The agreement expires in December 2006, and Micron’s license rights will survive termination of the agreement, subject to payment of all required fees and royalties and compliance with other continuing obligations of Micron under the agreement. To date, Micron has not exercised its license rights under the agreement, and we do not expect Micron to do so in the foreseeable future.

The license and technology transfer agreement further provides that Micron may design specified versions of our NL5000GLQ products or other products compliant to the LA-1 interface, a high-speed interface based on the LA-1 standard defined by the Networking Processing Forum. In the event Micron develops these products, we would have the option to receive a non-transferable, non-exclusive limited license that would allow us to have these Micron products manufactured for us at Micron’s facility with the additional right to sell them worldwide. Further, if we were to exercise these license rights, we would be required to pay design fees and royalties to Micron. Under specified conditions, Micron’s design rights and our related license rights will survive termination of the agreement, subject to payment of all required fees and royalties and compliance with other continuing obligations of both parties under the agreement. To date, Micron has not exercised its design rights under the agreement, and we do not expect Micron to do so in the foreseeable future.

Employees

As of December 31, 2005, we had 110 full-time employees, including 67 in research and development, 21 in operations, 13 in sales and marketing and 9 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

ITEM 1A. RISK FACTORS.

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

We expect to derive most of our revenue from sales of our knowledge-based processors, and, if the demand for these products does not grow, we may not achieve our growth and strategic objectives.

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 93%, 86% and 43% of our total revenue during the year ended December 31, 2005, 2004 and 2003, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the year ended December 31, 2005, 2004 and 2003, Cisco and its contract manufacturers accounted for 74%, 73% and 34% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

Our dependence on a small number of customers, especially Cisco and its contract manufacturers, for most of our revenue in the foreseeable future creates additional risks for our business, including the following:

•	we may face increased pressure to reduce the average selling prices of our knowledge-based processors;

•	we may find it difficult to pass through increases in our manufacturing and other direct costs;

•	the reputation of our knowledge-based processors in the marketplace may be affected adversely if Cisco or other networking OEMs that represent a significant percentage of our sales of knowledge-based processors reduce or cease their use of our products; and

•	we may face problems in collecting a substantial portion of our accounts receivable if any of these companies faces financial difficulties or dispute payments.

We have a history of net losses, may incur significant net losses in the future and may not be able to sustain profitability.

Although we reported net income of $16.4 million during the year ended December 31, 2005, we reported net losses in years prior to fiscal 2005. At December 31, 2005, we had an accumulated deficit of approximately $82.7 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

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

We sell our products pursuant to individual purchase orders (subject, in the case of Cisco, to the terms of a master purchase agreement), and not pursuant to long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ product needs. We cannot provide assurance as to the quantities or timing required by our customers for our products. We cannot assure you that we will not experience subsequent substantial warranty claims or that warranty claims will not result in cancellation of existing orders or reluctance of customers to place future orders. In addition, the product design cycle for networking OEMs is lengthy, and it may be difficult for us to accurately anticipate when they will commence commercial shipments of products that include our knowledge-based processors. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business, and we may purchase too much inventory and spend more capital than expected.

As a result of acquiring Cypress Semiconductor’s Network Search Engine Products on February 15, 2006, we began selling some of the acquired products through a distributor previously used by Cypress. The distributor has sole authority to accept returns from end customers in the ordinary course of business. Because we recognize revenue when the distributor sells product to end customers, returns from end customers to our distributor reduce our reported sales. We have no direct control over our distributor’s policies or practices on accepting customer returns and may have no forewarning of significant customer returns. Consequently, large returns could have an unexpected material adverse impact on our sales.

We do not expect to sustain our recent revenue growth rate.

We have recently experienced significant revenue growth. Specifically, our total revenue increased 253% from $13.5 million in 2003 to $47.8 million during the year ended December 31, 2004 and by 71% from 2004 to $81.8 million for the year ended December 31, 2005. We do not expect similar revenue growth rates in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 79%, 78% and 38% of our total revenue for the year ended December 31, 2005, 2004 and 2003, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

The average selling prices of our products may decline, which could reduce our revenue and gross margin.

The average selling prices of our products are expected to decline over the course of their commercial lives, principally due to the supply of competing products, reduction in demand from customers, pressure from customers to reduce prices and product cycle changes. In addition, under our master purchase agreements with Cisco, we agreed to provide to Cisco all price decreases that we achieve, and granted to Cisco the right (under limited circumstances) to purchase our knowledge-based processors directly from our manufacturers (subject to payments to us, net of specified costs). Declining average selling prices will adversely affect our future operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and achieving corresponding production cost reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

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

The wafer fabrication process is an extremely complicated process where the slightest changes in the design, specifications or materials can result in material decreases in manufacturing yields or even the suspension of production. From time to time, we and our wafer foundries have experienced, and are likely to continue to experience manufacturing defects and reduced manufacturing yields related to errors or problems in our wafer foundries’ manufacturing processes or the interrelationship of their processes with our designs. In some cases, our wafer foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner, which may affect the quality or reliability of our products. We may incur substantial research and development expense for prototype or development stage products as we qualify the products for production.

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

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Under SFAS No. 123(R), our stock-based compensation expenses will be higher and our net income will be reduced or net losses will be increased compared to our past accounting. As a consequence, we may consider reducing future stock option grants which could make it harder for us to retain existing employees and attract qualified candidates.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 33% of our total revenue during the year ended December 31, 2005, and for 7% of our total revenue during the year ended December 31, 2004. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

We must design our processors to meet the needs of our OEM customers and convince them to use our products, or our revenue will be adversely affected.

In general, our OEM customers design our processors into their products during the early stages of their development after an in-depth technical evaluation of both our and our competitors’ products. These design wins are critical to the success of our business. In competing for design wins, if a competitor’s product is already designed into the product offering of a potential customer, it becomes very difficult for us to sell our products to that customer. Changing suppliers involves additional cost, time, effort and risk for the customer. In addition, our products must comply with the continually evolving specifications of networking OEMs. Our ability to compete in the future will depend, in large part, on our ability to comply with these specifications. As a result, we expect to invest significant time and effort and to incur significant expense to design our products to ensure compliance with relevant specifications. Even if a networking OEM designs our knowledge-based processors into its systems, we cannot assure you that its systems will be commercially successful or that we will receive significant revenue from sales of knowledge-based processors for those systems.

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

If our products are defective or malfunction, we could be subject to product warranty or product liability claims, such as the return of our products under warranty sold to Cisco in the third and fourth quarters of 2003 and the first quarter of 2004. These returns resulted in warranty and related charges to our financial statements of approximately $1.0 million in the fourth quarter of 2003. Further, in connection with the master purchase agreements that we recently entered into with Cisco, we agreed to extended product warranties for the benefit of Cisco. Specifically, we agreed to general three-year warranties and, in the case of epidemic failures, to five-year warranties. While we have insurance for product liability claims for matters other than product warranty, we may not have sufficient insurance coverage for all of the claims that may be asserted against us. In addition, under the Cisco agreements, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity, our operating results may be adversely affected. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

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

Our business is extremely competitive, especially during the design-in phase of networking OEMs’ design cycles. We compete with the enterprise and networking divisions of large semiconductor manufacturers, such as IDT and Renesas Technology, Corp., which have more established reputations, more diverse customer bases and greater financial and other resources than we do. In addition, our OEM customers may design their own integrated circuits to address their needs for network-aware processing. As we develop new applications for our knowledge-based processors and expand into new markets, we expect to face even greater competition. Our present and future competitors may be able to better anticipate customer and industry demands and to respond more quickly and efficiently to those demands, such as with product offerings, financial discounts or other incentives. Furthermore, our OEM customers may be able develop or acquire integrated circuits that satisfy their needs faster or most cost effectively than we can. We cannot assure you that we will be able to compete effectively against these and our other competitors. If we do not compete effectively, our revenue and market share may decline.

Any acquisitions we make, such as our recent acquisition of NSE products and business from Cypress Semiconductor, could disrupt our business, and harm our financial condition and dilute our stockholders.

In the future, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Acquisitions, like our recent purchase of assets and intellectual property associated with Cypress Semiconductor’s standard NSE products, present a significant number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs, reduce the value to us of the acquired company or business, including:

•	integration of the acquired employees, operations, technologies and products with our existing business and products;

•	focusing management’s time and attention on our existing core business;

•	retention of business relationships with suppliers and customers of the acquired company;

•	entering markets in which we may lack prior experience;

•	retention of key employees of the acquired company or business;

•	amortization of intangible assets, write-offs, stock-based compensation and other charges relating to the acquired business and our acquisition costs; and

•	dilution to our existing stockholders from the issuance of additional shares of common stock in connection with an acquisition that fails to increase the value of our company.

We cannot provide assurances, however, that this acquisition or future acquisitions that we might make will achieve our business objectives or increase our value or the price of our common stock.

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

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly because of quarter-to-quarter variations in our actual or anticipated financial results, or the reported financial results of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector.

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

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. The number of shares of our common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended, but taking into account sales of stock made in accordance with the provisions of Rules 144(k), 144 and 701, substantially all the shares of our common stock currently outstanding are eligible for sale in the public market. We believe that as of January 31, 2006, approximately 5.1 million shares (including currently exercisable options) are held by our directors and officers.

As of February 28, 2006, the majority of our executive officers have entered into plans for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Each plan provide for aggregate sales of between 12,000 and 120,000 shares pursuant to limit orders at specified prices. The duration of each plan is through December 31, 2006. Pursuant to these plans, these executive officers may sell up to approximately 490,000 shares of common stock combined during 2006. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock.

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

We believe that we have or will have access to capital sufficient to satisfy our working capital requirements for at least the next 12 months. After that time, it may be necessary for us to raise additional funds to support our growth. We cannot assure you that we will be able to obtain financing when needed or that, if available to us, the terms will be acceptable to us. If we issue equity securities in any financing, the new securities may have rights and preferences senior to our shares of common stock, and the ownership interest in us of our current stockholders will be proportionately reduced. If we issued debt securities, they will rank senior to all equity securities. If we are unable to raise additional capital, we may not be able to implement our growth strategy, and our business could be harmed significantly.

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for The Nasdaq National Market have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these rules, we have hired and expect to hire additional personnel and use additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we continue to comply with Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing and possibly newly implemented control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names, ages and offices of each of our executive officers as of February 28, 2006:

Name	Age	Position
Ronald Jankov	47	Director, Chief Executive Officer and President
Don Witmer	52	Vice President and Chief Financial Officer
Dimitrios Dimitrelis	48	Vice President of Engineering
Ibrahim Korgav	57	Senior Vice President of Manufacturing and Business Operations
Varadarajan Srinivasan	55	Vice President of Product Development and Chief Technical Officer
Marcia Zander	43	Senior Vice President of Worldwide Sales
Roland Cortes	41	Senior Director of Legal Affairs and IP Management and Secretary

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

Varadarajan Srinivasan has served as our Vice President of Product Development since March 1996, as our Chief Technical Officer since August 2000. From January 1989 to March 1996, Mr. Srinivasan was a director of Design Engineering for Quality Semiconductor, Inc., working with SRAMs and logic products.

Marcia Zander has served as our Senior Vice President of Worldwide Sales since January 2006 and Vice President of Sales since July 1999. From July 1987 to July 1999, Ms. Zander held various sales and sales management positions, including General Sales Manager, with QuadRep, Inc., a manufacturer’s representative firm, who represented large semiconductor and other electronic component companies. From June 1984 to June 1987, Ms. Zander worked in sales and sales management for AVX Corporation and Corning Electronics.

Roland Cortes has served as our Secretary since May 2004, as our Senior Director of Legal Affairs and IP Management since July 2002, and as our Director of Legal Affairs and IP Management since April 1999. From December 1995 to April 1999, Mr. Cortes was an intellectual property attorney with Blakely, Sokoloff, Taylor & Zafman LLP.

ITEM 2. PROPERTIES.

Our main executive, administrative and technical offices occupy approximately 31,600 square feet in Mountain View, California, under a lease that expires in July 2011. We also lease approximately 13,000 square feet in Bangalore, India under a lease that expires in April 2007. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that management believes will have a material adverse effect our business, results of operations, financial position or cash flows.

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

	High	Low
Fiscal 2005:
Fourth quarter	$28.11	$17.93
Third quarter	$22.64	$16.02
Second quarter	$18.32	$11.08
First quarter	$15.00	$8.55

Fiscal 2004:
Fourth quarter	$11.35	$5.92
Third quarter (from July 9, 2004)	$12.50	$6.40

As of February 10, 2006, there were approximately 219 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, we issued and sold the following unregistered securities. None of these sales involved an underwriter, finder or other agent or the payment of any selling commission to any person.

1.	We issued to one investor an aggregate of 3,332 shares of our common stock upon exercise of a warrant previously issued. The exercise price for the warrant was $5.00 per share, and the exercise resulted in aggregate proceeds to us of $16,660. These shares were issued in reliance on Section 3(a)(9) of the Securities Act or Regulation D promulgated under the Securities Act.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on the basis noted above. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Use of Proceeds from Registered Securities

The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-114549) relating to our initial public offering of common stock, effective on July 8, 2004. We realized approximately $39.2 million after offering expenses.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We are furnishing the following information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during each of the three months ended December 31, 2005:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 1-31)	1,029	$2.00	—	—
Month #2 (November 1-30)	—	—	—	—
Month #3 (December 1-31)	—	—	—	—
Total	1,029	$2.00	—	—

(1)	We repurchased these shares from the individuals upon their termination of employment or service with us pursuant to our right to repurchase unvested shares at the original exercise price in accordance with our 2000 Stock Plan and the stock option agreements with the individuals.
(2)	We did not have any publicly announced plans or programs to purchase our common stock during 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes included in Item 8 of this report, which discusses factors affecting the comparability of such financial data. The selected balance sheet data as of December 31, 2005 and 2004 and selected statements of operations data for the years ended December 31, 2005, 2004 and 2003 are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2003, 2002 and 2001 and the selected statements of operations data for the years ended December 31, 2002, 2001 and 2000 were derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

Statement of Operations Data:	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Revenue:
Product revenue	$1,634	$2,592	$10,015	$46,705	$81,759
License and engineering service revenue	378	303	3,520	1,128	—

Total revenue	2,012	2,895	13,535	47,833	81,759

Cost of revenue:
Product revenue	1,031	1,634	20,310	26,664	33,415
License and engineering service revenue	108	89	5	—	—

Total cost of revenue	1,139	1,723	20,315	26,664	33,415

Gross margin	873	1,172	(6,780)	21,169	48,344

Operating expenses:
Research and development	11,641	17,133	18,312	17,259	21,125
Selling, general and administrative	4,965	4,184	4,405	6,587	9,929
Stock-based compensation	—	4	2,675	5,511	1,821

Total operating expenses	16,606	21,321	25,392	29,357	32,875

Loss from operations	(15,733)	(20,149)	(32,172)	(8,188)	15,469

Interest expense	(178)	(481)	(166)	(4,076)	(203)
Interest income	566	759	466	382	1,568
Other income (expense), net	17	(48)	(88)	(149)	(16)

Net income (loss) before income taxes	(15,328)	(19,919)	(31,960)	(12,031)	16,818
Provision for income taxes	—	—	—	—	379

Net income (loss)	(15,328)	(19,919)	(31,960)	(12,031)	16,439

Net income (loss) per common share—basic	$(8.10)	$(7.49)	$(11.01)	$(1.17)	$0.93

Net income (loss) per common share—diluted	$(8.10)	$(7.49)	$(11.01)	$(1.17)	$0.87

Shares used for calculation—basic	1,892	2,658	2,903	10,318	17,725

Shares used for calculation—diluted	1,892	2,658	2,903	10,318	18,992

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$26,169	$39,690	$16,150	$41,411	$65,788
Working capital	23,991	35,233	6,896	45,283	65,164
Total assets	31,585	44,815	31,844	59,454	85,529
Debt	3,221	1,471	10,396	1,317	687
Redeemable convertible preferred stock	58,591	91,600	91,600	—	—
Stockholders’ equity (deficit)	(34,146)	(53,733)	(82,351)	48,102	68,658

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

ACQUISITION OF CYPRESS SEMICONDUCTOR’S NETWORK SEARCH ENGINE PRODUCTS

On February 15, 2006, we completed the acquisition of Cypress Semiconductor Corporation’s (“Cypress”) Network Search Engine products pursuant to an Agreement for the Purchase and Sale of Assets entered into on January 25, 2006, as amended. Upon closing the transaction, we acquired assets relating to Cypress’ network search engine (NSE) business, including all intellectual property related primarily to the acquired NSE business (including all intellectual property related to the Sahasra algorithmic technology), the NSE70K and Ayama product families and all inventory and fixed assets for those product families. We did not acquire any of Cypress’ TCAM1, TCAM2, TCAM2-CR, TurboCAM or Toy Cam products and inventory.

We paid Cypress approximately $50 million in shares of common stock in connection with the closing of the transaction. We may pay an additional $10 million in cash and up to approximately $10 million in shares of common stock upon achieving specific revenue objectives as outlined in the agreement.

The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expand our customer base and product offerings in the high-volume, entry-level Layer 2/3 switch market. We expect this acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. We expect our revenue, cost of revenue and operating expenses to increase in the future as a result of this acquisition. The discussions in this section of the Annual Report on Form 10-K, as well as the financial statements contained herein, does not reflect the impact of the acquisition.

Overview

We are a semiconductor company that designs, develops and markets high performance knowledge-based processors for a variety of advanced Internet, corporate and other networking systems, such as routers, switches, network security appliances, network access equipment and networked storage devices. Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge database containing information on the network, as well as applications and content that run on the network to make complex decisions about individual packets of information traveling through the network. Our knowledge-based processors significantly enhance the ability of networking original equipment manufacturers, or OEMs, to supply network service providers with systems offering more advanced functionality for the Internet, such as voice transmission over the Internet, or VoIP, unified threat management, or UTM, virtual private networks, or VPNs, and streaming video and audio.

Our knowledge-based processors incorporate advanced technologies that enable rapid processing, such as a superscalar architecture, which uses parallel-processing techniques, and deep pipelining, which segments processing tasks into smaller sub-tasks, for higher decision throughput. These technologies enable networking systems to perform a broad range of network-aware and content-aware processing functions, such as application-based routing, UTM network security, intrusion detection and prevention, virus inspection, access control for network security, prioritization of traffic flow to maintain quality of service, or QoS, and statistical measurement of Internet traffic for transaction billing.

In January 2006, we announced the launch of our NETL7™ family of Layer 7 knowledge-based processors. The first product in the NETL7 family is the NLS1000 content processor that accelerates pattern and signature recognition tasks for enterprise and carrier-class networks, and is used to perform 10 Gigabits per second wire-speed content inspection of packets traveling through the network. The NLS1000 content processor extends the processing capabilities of our knowledge-based processors into the packet payload, thereby enabling the design and deployment of next-generation networking systems that can make packet processing decisions based on an awareness of the packet content. Typical applications for the NLS1000 content processor include Layer 7 application switches and routers, unified threat management appliances, intrusion detection and prevention systems and anti-virus gateways. The NETL7 family of Layer 7 knowledge-based processors are expected to expand our customer base in the communications, networking, security appliance, software provider and computing markets.

Since the second half of 2003, we have experienced significant revenue growth caused by a rapid rise in new customer orders for our knowledge-based processors. Our total revenue increased 253% from $13.5 million in 2003 to $47.8 million during the year ended December 31, 2004 and by 71% from 2004 to $81.8 million for the year ended December 31, 2005. While our total revenue for the year ended December 31, 2004 and 2003 included non-recurring license fees of approximately $1.1 million and 3.5 million, respectively, related to our license agreement with Micron Technology, Inc., we had no such revenue during the year ended December 31, 2005. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenues from non-recurring engineering services.

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

We employ a direct sales force as well as a sales representative network to sell our products. The majority of our revenue comes from customers headquartered in the United States. All revenue to date has been denominated in U.S. dollars.

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

We recognize revenue at the time of shipment to our customers or our international stocking sales representatives. Our revenue consists primarily of sales of our knowledge-based processors to networking OEMs and contract manufacturers. Initial sales of our products for a new design are usually made directly to networking OEMs. Once a design enters production, a networking OEM often outsources its manufacturing to contract manufacturers that purchase products directly from us.

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

Critical Accounting Policies and Estimates

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

Inventory Valuation and Adverse Purchase Commitments. We value our inventories at the lower of cost or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. These estimates are generally based on a 12-month forecast prepared by management. If our inventory on hand is in excess of our forecast, the excess amounts are written off. If actual market conditions are less favorable than those expected by management, additional inventory reserves may be required. The carrying value of inventory and the determination of possible adverse purchase commitments are dependent on our estimate of the yield that will be achieved, or the percent of good products identified when the product is tested. A small change in yield could result in a significant adjustment and have a significant impact on our financial position and results of operations.

During the year ended December 31, 2003, we recorded charges to cost of revenue of $10.4 million as a result of a low expected yield on work-in-process inventories on hand and on order with our vendors that resulted in the estimated cost of finished product exceeding its estimated market value. The estimated cost was based on actual yield experience and estimated costs to test and package our products. These estimates were based on historical costs of similar products. The charge reduced the carrying value of our inventory to record them at their estimated market value and established reserves to cover expected future losses and adverse purchase commitments. Since then our production yields have improved, but we may experience lower than expected yields in the future, primarily upon the introduction of new products.

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

Allowance for Doubtful Accounts. In order to determine the collectability of our accounts receivable, we continually assess factors such as previous customer transactions and the credit-worthiness of the customer. To date, our accounts receivable write-offs have been immaterial. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. In general, such allowances are established for accounts aged over 90 days from the invoice date, unless specific circumstances indicate that the balance is collectible. If the financial conditions of our customers were to deteriorate, additional allowances may be required.

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

Stock-based Compensation. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN No 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. We have adopted SFAS No. 123(R) effective January 1, 2006. We plan to use the modified-prospective method of recognition of compensation expense related to share-based payments and use the Black-Scholes option pricing model to estimate the fair value of stock-based compensation awards. The adoption of SFAS No. 123(R)’s fair value method is expected to have a material adverse impact on our results of operations, although it is not expected to have a material impact on our overall financial position. The balance of unearned stock-based compensation to be included in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $13.0 million, of which approximately $7.4 million is expected to be recorded as expense in 2006.

We awarded a limited number of stock options and warrants to non-employees. We account for non-cash stock-based expense issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Pronouncement No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For these options and warrants, we recognize the stock-based expense over the service period of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

Results of Operations

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2005 and 2004 (in thousands, except percentage data):

	Year ended December 31, 2005	Percentage of Revenue	Year ended December 31, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue:
Product revenue	$81,759	100.0%	$46,705	97.6%	$35,054	75.1%
License and engineering service revenue	—	0.0%	1,128	2.4%	(1,128)	-100.0%

Total revenue	81,759	100.0%	47,833	100.0%	33,926	70.9%
Cost of revenue:
Cost of product revenue	33,415	40.9%	26,664	55.7%	6,751	25.3%
Cost of license and engineering service revenue	—	0.0%	—		—	0.0%

Total cost of revenue	33,415	40.9%	26,664	55.7%	6,751	25.3%

Gross profit	$48,344	59.1%	$21,169	44.3%	$27,175	128.4%

Revenue. The increase in total revenue during the year ended December 31, 2005 resulted from the growth in sales of our knowledge-based processors. During the year ended December 31, 2005, the units of knowledge-based processor shipments increased more than 138% compared to that of the year ended December 31, 2004. Revenue from sales to one of Cisco Systems, Inc.’s contract manufacturers, Solectron, represented 69% of total revenue for the years ended December 31, 2005 and December 31, 2004.

Cost of Revenue. The cost of revenue increased to $33.4 million for the year ended December 31, 2005 primarily due to the increased unit shipments of knowledge-based processors.

Gross Profit /Gross Margin. Gross margin increased to 59.1% during the year ended December 31, 2005 from 44.3% during the year ended December 31, 2004. The improvement in gross margin in 2005 was primarily due to the continued improvements in our production yields for the knowledge-based processor products. Version 4 of our knowledge-based processors, which was introduced earlier in 2005, produces a higher number of die per wafer as compared to that of the previous version and contributed to the lower overall production costs. Further, gross margin was favorably impacted during the first quarter of 2005 by $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated cost of revenue. This amount represented approximately 2.1% of the gross margin during the year ended December 31, 2005.

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2005 and 2004 (in thousands, except percentage data):

	Year ended December 31, 2005	Percentage of Revenue	Year ended December 31, 2004	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$21,125	25.8%	$17,259	36.1%	$3,866	22.4%
Selling, general and administrative	9,929	12.2%	6,587	13.8%	3,342	50.7%
Stock-based compensation	1,821	2.2%	5,511	11.5%	(3,690)	-67.0%

Total operating expenses	$32,875	40.2%	$29,357	61.4%	$3,518	12.0%

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to increases in product development and qualification expenses of $0.7 million, payroll related expenses of $0.9 million and consulting expenses of $1.0 million as we continued to invest in the development of the next generation knowledge-based processor products as well as new non-knowledge-based processor products. In addition, depreciation expense and software maintenance expense increased by $0.4 million and $0.2 million, respectively, during the year ended December 31, 2005 as we purchased software licenses to support our research and development efforts. During the year ended December 31, 2005, we also incurred $0.3 million of expenses associated with our new design center in Bangalore, India, which consisted primarily of payroll related costs for 19 engineers. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to increases in directors and officers’ insurance premium of $0.2 million, payroll related costs of $1.3 million, accounting and consulting expenses of $0.8 million, investor relations expense of $0.2 million, sales commission of $0.3 million and state and local taxes of $0.4 million. The increases in directors and officers’ insurance premium and investor relations expenses occured subsequent to our initial public offering in July 2004. The increase in payroll related costs was due to increased headcount to support our growing operations and the accrual of management bonuses pursuant to an incentive bonus plan, which was adopted for fiscal 2005. The increase in accounting and consulting expenses primarily related to our on-going effort to document, evaluate and test our system of internal control over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in commission expense was the result of a significant sales increase during the year ended December 31, 2005. The increase in state and local taxes was primarily due to the increased business activities in the states where we conduct business. The increases in expenses were offset by the release of the allowance for bad debt of $0.4 million as we continue to improve cash collections. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

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

Effective January 1, 2006, we adopted SFAS No.123(R). We plan to use the modified-prospective method of recognition of compensation expense related to share-based payments and use the Black-Scholes option pricing model to estimate the fair value of stock-based compensation awards. The balance of unearned stock-based compensation to be included in operating expenses in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $13.0 million, of which approximately $7.4 million is expected to be recorded as expense in 2006. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our operating expenses will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options and restricted stock units in 2006 as part of our regular equity compensation program. The value of these grants is not included in the amount above, and the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of our compensation program and the then current fair values.

Other items

The table below sets forth other data for the years ended December 31, 2005 and 2004 (in thousands, except percentage data):

	Year ended December 31, 2005	Percentage of Revenue	Year ended December 31, 2004	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	1,568	1.9%	382	0.8%	$1,186	310.47%
Interest expense	(203)	-0.2%	(4,076)	-8.5%	3,873	-95.02%
Other income (expense), net	(16)	0.0%	(149)	-0.3%	133	-89.26%

Total interest and other income (expense), net	$1,349	1.7%	$(3,843)	-8.0%	$5,192	-135.10%

Interest and Other Income (Expenses), net. The net interest and other income of $1.3 million generated during the year ended December 31, 2005 was due to a higher average cash and investment balance during the period and higher market yields for our chosen investments. The higher average cash and investment balance during the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to the cash generated from operating activities, which totaled $25.9 million during fiscal 2005. The higher interest expense during the year ended December 31, 2004 resulted primarily from the accelerated amortization of beneficial conversion feature and warrants that were originally recorded in connection with the issuance of promissory notes in March 2004. The promissory notes were repaid in full in July 2004, and accordingly, the remaining value of beneficial conversion feature at the time of repayment was entirely charged to interest expense. During the year ended December 31, 2004, amortization of beneficial conversion feature and warrant fair values totaled $2.5 million. Interest expense for the year ended December 31, 2004 also included the amounts associated with the outstanding balance under the lines of credit. All outstanding amounts under the lines of credit and convertible promissory notes were paid off in July 2004 and our credit lines expired in October 2005.

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

Research and Development Expenses. Research and development expenses decreased during the year ended December 31, 2004 primarily due to decreases in product development and qualification expenses of $1.8 million and depreciation expense of $0.7 million. During the year ended December 31, 2003, product development and qualification expenses were significantly higher as we began to ramp up the production of knowledge-based processor products. The decrease in depreciation expense was primarily due to some of our software design tools being fully depreciated prior to 2004. The decreases in product development and qualification expenses and depreciation expense were offset by the increases in consulting fees of $0.4 million, common expense allocation of $0.4 million and mask expenses of $0.2 million. The remainder of the change in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased during the year ended December 31, 2004 primarily due to the increases in payroll related expenses of $0.4 million, directors and officers’ insurance premium of $0.4 million, audit and legal fees of $0.6 million, consulting fees of $0.3 million, commission expense of $0.2 million and trade show expenses of $0.1 million. The increase in payroll related expenses was caused by the increase in headcount to support our growing operations. The increase in commission expense was due to the increase in sales of our knowledge-based processors in 2004. The increases in consulting and trade show expenses were due to the increased sales and marketing activities to promote our knowledge-based processors. The remainder of the change in selling, general and administrative expenses resulted from individually minor items.

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

Other items

The table below sets forth other data for the years ended December 31, 2004 and 2003 (in thousands, except percentage data):

	Year ended December 31, 2004	Percentage of Revenue	Year ended December 31, 2003	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	382	0.8%	$466	3.4%	$(84)	-18.0%
Interest expense	(4,076)	-8.5%	(166)	-1.2%	(3,910)	-2355.4%
Other income (expense), net	(149)	-0.3%	(88)	-0.7%	(61)	-69.3%

Total interest and other income (expense), net	$(3,843)	-8.0%	$212	1.5%	$(4,055)	-1912.7%

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

Liquidity and Capital Resources

At December 31, 2005, our principal sources of liquidity were our cash and cash equivalents which totaled $65.8 million.

Our line of credit for $14.5 million with Silicon Valley Bank expired on October 2, 2005, and was not renewed as management determined that our currently available liquid resources were adequate for our operational needs for the foreseeable future.

The table below (in thousands) sets forth the key components of cash flow for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net cash provided by (used in) operating activities	$25,925	$(9,658)	$(25,795)
Net cash provided by (used in) investing activities	$(1,635)	$6,814	$(7,523)
Net cash provided by financing activities	$77	$31,100	$8,592

Cash Flows during the Year ended December 31, 2005

During the year ended December 31, 2005, our operating activities generated net cash of $25.9 million. For cash provided by operating activities, our primary source was net income of $16.4 million, adjusted for non-cash items of $4.0 million primarily related to depreciation, amortization of deferred stock-based compensation and provision for inventory reserves. The provision for inventory reserves of $3.5 million was primarily related to the write-off of approximately $2.0 million of inventory during the second quarter of 2005. The inventory write-off was related to specific inventory that we mutually agreed with our foundry partner did not meet specifications. This write-off did not impact our cash flows during the year ended December 31, 2005 as we received wafer credits from the foundry partner for the same amount. Cash was also generated from increases in accounts payable and accrued liabilities of $2.8 million and $3.2 million, respectively. The decrease in accounts receivable resulted from our continued effort to improve cash collections. The increases in accounts payable and accruals were primarily due to the growth of our overall operations and the timing of vendor invoice payments. The primary use of cash for operating activities during the year ended December 31, 2005 was for inventory, which increased as we ramped up our production volume in order to meet our customers’ increasing demand for knowledge-based processors.

Our investing activities used cash of $1.6 million during the year ended December 31, 2005. Cash was primarily used to purchase research and development design tools and computer equipment to support our growing operations. We expect to make capital expenditures of approximately $3.1 million fiscal 2006. These capital expenditures will be used primarily to support product development activities. We expect to use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $0.1 million for the year ended December 31, 2005. The primary sources of cash were the proceeds from exercises of stock options and repayment of stockholder notes received, which were offset by repayment of capital lease obligations.

Cash Flows during the Year ended December 31, 2004

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

Cash Flows during the Year ended December 31, 2003

Cash used in operating activities during the year ended December 31, 2003 was $25.8 million. Our reported net loss of $32.0 million in 2003 was offset by non-cash charges of approximately $15.6 million primarily due to stock-based compensation. Cash used in operations during 2003 included an increase in accounts receivable of $3.7 million resulting from product sales late in 2003. We reduced our cash utilization during the year in part through an increase in accrued liabilities of $7.1 million, which primarily related to unfavorable purchase commitments and warranty charges for the cost of replacement parts. We also increased inventories during this period by $12.7 million as we began ramping production of our knowledge-based processors for Cisco, but this increase in gross inventories was significantly offset by a $10.4 million provision for inventory and adverse purchase commitments.

Cash used in investing activities was $7.5 million for the year ended December 31, 2003. During 2003, we used $5.0 million in cash related to bank financings as the cash was reclassified as restricted cash, $1.3 million in purchases of property and equipment and a net increase of $1.2 million in short-term investments.

Cash provided by financing activities was $8.6 million in 2003. During 2003, we received proceeds of approximately $9.9 million from bank financings. We repaid bank debt totaling $1.4 million.

Capital Resources

We believe that our existing cash and cash equivalents balance of $65.8 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of our company.

Contractual Obligations

As of December 31, 2005, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$4,077	$707	$1,459	$1,911	$—
Capital lease obligations	687	360	327	—	—
Wafer purchases	5,693	5,693	—	—	—

Total	$10,457	$6,760	$1,786	$1,911	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any unconsolidated SPE transactions.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligation to indemnify our lessors under facility lease agreements, and obligation to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We have adopted SFAS No. 123(R) effective January 1, 2006. We plan to use the modified-prospective method of recognition of compensation expense related to share-based payments and use the Black-Scholes option pricing model to estimate the fair value of stock-based compensation awards. The adoption of SFAS No. 123(R) will have a material adverse impact on our results of operations. The balance of unearned stock-based compensation to be included in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $13.0 million, of which approximately $7.4 million is expected to be recorded as expense in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No.151 is effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investment securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2005, our investments consisted of money market funds and U.S. government securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NETLOGIC MICROSYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetLogic Microsystems, Inc.:

We have completed an integrated audit of NetLogic Microsystems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2006

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$65,788	$41,411
Accounts receivable, net	5,972	5,873
Inventory	8,822	7,759
Prepaid expenses and other current assets	832	1,408

Total current assets	81,414	56,451

Property and equipment, net	4,012	2,953
Other assets	103	50

Total assets	$85,529	$59,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,458	$5,690
Accrued liabilities	7,434	4,164
Capital lease obligations, current	360	1,314

Total current liabilities	16,252	11,168

Capital lease obligations, long-term	327	3
Other liabilities	294	181

Total liabilities	16,873	11,352

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; 200,000 shares authorized at December 31, 2005 and December 31, 2004; 18,075 and 17,581 shares issued and outstanding at December 31, 2005 and 2004	180	176
Additional paid-in capital	152,379	150,771
Notes receivable from stockholders	(44)	(434)
Deferred stock-based compensation	(1,114)	(3,227)
Accumulated deficit	(82,745)	(99,184)

Total stockholders’ equity	68,656	48,102

Total liabilities and stockholders’ equity	$85,529	$59,454

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product revenue	$81,759	$46,705	$10,015
License and engineering service revenue	—	1,128	3,520

Total revenue	81,759	47,833	13,535

Cost of revenue:
Cost of product revenue (1)	33,415	26,664	20,310
Cost of license and engineering revenue	—	—	5

Total cost of revenue	33,415	26,664	20,315

Gross profit (loss)	48,344	21,169	(6,780)

Operating expenses:
Research and development	21,125	17,259	18,312
Selling, general and administrative	9,929	6,587	4,405
Stock-based compensation (2)	1,821	5,511	2,675

Total operating expenses	32,875	29,357	25,392

Income (loss) from operations	15,469	(8,188)	(32,172)

Interest income	1,568	382	466
Interest expense	(203)	(4,076)	(166)
Other expense, net	(16)	(149)	(88)

Income (loss) before income taxes	$16,818	$(12,031)	$(31,960)
Provision for income taxes	379	$—	$—

Net income (loss)	$16,439	$(12,031)	$(31,960)

Net gain (loss) per common share—Basic	$0.93	$(1.17)	$(11.01)

Net gain (loss) per common share—Diluted	$0.87	$(1.17)	$(11.01)

Shares used in calculation—Basic	17,725	10,318	2,903

Shares used in calculation—Diluted	18,992	10,318	2,903

(1) Stock-based compensation included in cost of product revenue	$76	$168	$111

(2) Components of stock-based compensation excluded from operating expenses:
Research and development	$814	$2,166	$1,487
Selling, general and administrative	1,007	3,345	1,188

Total	$1,821	$5,511	$2,675

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2002	3,684	37	3,427	(2,004)		(55,193)	(53,733)
Repurchase of restricted Common Stock	(122)	(1)	(175)	118			(58)
Repayment of stockholders notes				266			266
Issuance of Common Stock for cash and services	76		149				149
Issuance of warrants in conjunction with financing lines of credits			199				199
Deferred stock-based compensation, net of reversal			7,086		(7,086)
Amortization of deferred stock-based compensation					2,786		2,786
Net loss and comprehensive loss						(31,960)	(31,960)

Balance at December 31, 2003	3,638	36	10,686	(1,620)	(4,300)	(87,153)	(82,351)
Issuance of common stock in connection with initial public offering, net of expenses of $2,442	3,737	38	39,224				39,262
Issuance of common stock in connection with conversion of redeemable preferred stock	9,640	96	91,504	—	—	—	91,600
Repurchase of Restricted Common Stock	(14)	—	(23)	23	—	—	—
Repayment of stockholders notes	—	—	—	1,163	—	—	1,163
Beneficial conversion feature on notes payable	—	—	2,466	—	—	—	2,466
Issurance of warrants in connection with line of credit	—	—	220	—	—	—	220
Issaunce of warrants in connection with notes payable	—	—	981	—	—	—	981
Issuance of Common Stock upon exercise of warrants	127	1	238	—	—	—	239
Issuance of Common Stock for cash and services	453	5	869	—	—	—	874
Deferred stock-based compensation, net of reversal due to terminations	—	—	4,606	—	(4,606)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	5,679	—	5,679
Net loss and comprehensive loss						(12,031)	(12,031)

Balance at December 31, 2004	17,581	176	150,771	(434)	(3,227)	(99,184)	48,102
Issuance of stock under stock compensation plans	495	4	1,834				1,838
Issuance of stock for warrant exercise	2	—	—				—
Additional deferred compensation for below-market option grants			192		(192)		—
Amortization of deferred stock-based compensation					1,897		1,897
Reversal of deferred stock-based compensation due to terminations			(408)		408		—
Repurchase of Common Stock	(3)	—	(10)				(10)
Repayment of notes receivable				390			390
Net income and comprehensive income						16,439	16,439

Balance at December 31, 2005	18,075	$180	$152,379	$(44)	$(1,114)	$(82,745)	$68,656

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (income) loss	$16,439	$(12,031)	$(31,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,062	1,607	2,234
Issuance of stock options for services	—	11	32
Amortization of deferred stock-based compensation	1,897	5,679	2,786
Non-cash stock-based compensation charge	19	—	—
Non-cash interest expense	204	3,634	90
Provision for (recovery of) doubtful accounts	(225)	192	80
Provision for inventory reserves and adverse purchase commitments	3,473	—	10,421
Changes in current assets and liabilities:
Accounts receivable	126	(2,003)	(3,734)
Inventories	(4,536)	(4,175)	(12,696)
Prepaid expenses and other assets	323	(409)	(211)
Accounts payable	2,768	2,109	110
Accrued liabilities	3,272	(3,953)	7,103
Deferred revenue	—	(500)	(50)
Other long-term liabilities	113	181	—

Net cash provided by (used in) operating activities	25,935	(9,658)	(25,795)

Cash flows from investing activities:
Purchase of property and equipment	(1,635)	(1,181)	(1,337)
Purchase of short-term investments	—	—	(3,423)
Sales and maturities of short-term investments	—	2,995	2,237
Restricted cash	—	5,000	(5,000)

Net cash (used in) provided by investing activities	(1,635)	6,814	(7,523)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	39,262	—
Proceeds from issuance of convertible promissory notes and warrants	—	7,650	—
Repayment of convertible promissory notes	—	(7,650)	—
Principal payments on capital lease obligations	(2,122)	(517)	(311)
Repurchase of restricted Common Stock for cash	(10)	—	(58)
Proceeds from issuance of Common Stock	1,819	1,102	149
Proceeds from payment of notes receivable from stockholders	390	1,163	266
Proceeds from notes payable and lines of credit	—	27,039	9,910
Repayment of notes payable and lines of credit	—	(36,949)	(1,364)

Net cash provided by financing activities	77	31,100	8,592

Net increase (decrease) in cash and cash equivalents	24,377	28,256	(24,726)
Cash and cash equivalents at beginning of year	41,411	13,155	37,881

Cash and cash equivalents at end of year	$65,788	$41,411	$13,155

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$277	$76

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Redeemable Convertible Preferred stock into Common Stock in connection with the initial public offering	$—	$91,600	$—

Acquisition of property and equipment under capital leases	$1,490	$1,348	$249

Repurchase of restricted Common Stock through cancellation of stockholders’ notes	$—	$23	$118

Issuance of warrants in connection with notes payable and line of credit	$—	$1,201	$199

Beneficial conversion feature of convertible promissory notes	$—	$2,466	$—

Issuance of warrants in connection with convertible promissory notes	$—	$979	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We are a fabless semiconductor company that designs, develops and markets high performance knowledge-based processors for a variety of advanced Internet, corporate and other networking systems, such as routers, switches, network access equipment and networked storage devices.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

From time to time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

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

Warranty

We provide a limited warranty on our products for a period ranging from one to five years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Risks and uncertainties and concentration of credit risk

While we achieved profitability during the year ended December 31, 2005, we have a history of net losses prior to 2005. Our net losses for the years ended December 31, 2004 and 2003 were $12.0 million and $32.0 million, respectively. Our ability to remain profitable is dependent, among other factors, upon the rate of growth of our target markets, continued customer acceptance of our products, continued end-user acceptance of our customer’s products, the strategic position of our products related to current or future competitors, our ability to develop new products that fulfill customer’s specifications, our ability to lower cost of goods sold through yield improvements and our ability to manage expenses. If we are unable to achieve profitability, we could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to us or at all.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2005, 2004 and 2003, our top five customers accounted for approximately 83.6%, 84.5% and 77.9% of total product revenue, respectively. Further, our engineering services revenue of approximately $1.1 million and $3.5 million in 2004 and 2003, or approximately 2% and 26.0% of total revenues in 2004 and 2003, respectively, is not anticipated to carry forward into future periods and, as such, you should not rely on this previous result being an indication of our future operating performance. Because of the substantial market share owned by our top five customers, our revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our products. Our revenue would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from our customers, particularly for our top five customers, would harm our financial performance. Because our sales are based upon standard purchase orders and not on long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We purchase all of our semiconductor products from third party foundries. Because future foundry capacity may be limited and because we do not have long-term supply agreements with our foundries, we may not be able to secure adequate manufacturing capacity to satisfy the demand for our products. Although we presently utilize two foundries for wafers, we rely on one for current generation product. We provide the two foundries with monthly rolling forecasts of our production requirements. The ability of each foundry to provide wafers to us is limited however, by the foundry’s available capacity. Moreover, the price of our wafers may fluctuate based on changes in available industry capacity. Because we do not have long-term supply contracts with any of our foundries, they could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with present and future customers would be harmed and our revenue, gross margin and operating results would be materially impacted.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. To date we have not experienced any losses on our deposits of cash or cash equivalents. Our accounts receivable are derived from revenue earned from customers located in North America and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

The following table summarizes customers who accounted for more than 10% of the total revenue:

	Year Ended December 31,
	2005	2004	2003
Solectron Corporation	43%	69%	27%
Solectron Technology SDN BHD	26%	—	—
Mitsui Comtek Corporation	8%	7%	16%
Micron Technology, Inc.	—	2%	26%

The following table summarizes customers who accounted for more than 10% of the total accounts receivable:

	2005	2004	2003
Solectron Corporation	51%	64%	48%
Mitsui Comtek Corporation	12%	5%	11%
Micron Technology, Inc.	—	—	19%
Celestica Thailand	3%	11%	—

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. We provide reserves to adjust inventories when we believe that the net realizable value is less than the carrying value of our inventory. We also provide reserves when the number of units on hand exceeds the number of units that we forecast to sell over a certain period, generally twelve months. In order to determine whether the carrying value of our inventory exceeds its estimated market value, we must estimate the expected manufacturing yield, or the percentage of good product resulting from the manufacturing process, as identified when the product is tested. If actual yields are below estimates, the cost of inventory may exceed its estimated market value and an adjustment could result, having a significant impact on the carrying value of our inventory. In the third quarter of 2003, we accelerated production of a customized version of our knowledge-based processors designed specifically for Cisco. In the third and fourth quarters of 2003, we shipped a substantial quantity of these knowledge-based processors to Cisco, which processors passed the qualification and testing procedures that Cisco and we had applied to them. We continued to ship a significant number of these processors through the end of 2003; however, in the first quarter of 2004, Cisco began to apply more rigorous testing on its networking systems that identified certain situations in which our products failed to perform to specification. Cisco returned these products to us under the terms of our standard warranty. To eliminate this problem with future products, we modified the design. We replaced the returned units with our processors that passed more stringent testing procedures. As a result of these events, we recorded charges for the write down of inventory and adverse purchase commitments during the third and fourth quarters of 2003. Inventory write downs charged to cost of sales (exclusive of charges for adverse purchase commitments) amounted to $0.6 million in 2003. Adverse purchase commitments charged to cost of sales amounted to $1.2 million and $9.8 million in 2005 and 2003. No adverse commitment charge was recorded in 2004.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) approximated net income (loss) for the years ended December 31, 2005, 2004 and 2003.

Computation of net income (loss) per share

We have computed net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net loss: basic and diluted	$16,439	$(12,031)	$(31,960)

Denominator:
Add: weighted-average common shares outstanding	17,834	10,570	3,605
Less: unvested common shares subject to repurchase	(109)	(252)	(702)

Total shares: basic	17,725	10,318	2,903
Add: weighted-average stock options and warrants outstanding	1,158	—	—
Add: shares subject to repurchase	109	—	—

Total shares: diluted	18,992	10,318	2,903

The following outstanding redeemable convertible preferred stock and warrants, common stock warrants, common stock options, and employee stock options were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2005	2004	2003
Redeemable convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	9,640
Redeemable convertible preferred stock warrants (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	31
Common stock warrants	—	62	65
Stock options	216	2,213	1,270

Advertising costs

Advertising costs are expensed as incurred. Advertising costs were not significant in 2005, 2004 or 2003.

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

We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table illustrates the effect on our net income (loss) as if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)—as reported	$16,439	$(12,031)	$(31,960)
Add: Stock-based compensation expense included in reported net loss	1,897	5,679	2,786
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(9,938)	(7,806)	(2,984)

Net income (loss)—pro forma	$8,398	$(14,158)	$(32,158)

Net income (loss) per common share:
As reported:
Basic	$0.93	$(1.17)	$(11.01)

Diluted	$0.87	$(1.17)	$(11.01)

Pro forma:
Basic	$0.47	$(1.37)	$(11.08)

Diluted	$0.44	$(1.37)	$(11.08)

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

Fair value disclosures

We calculated the fair value of each employee option grant on the date of grant using the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.02%	2.07% – 3.62%	1.95% –3.07%
Expected life of options (in years)	3.7 years	4 years	4 years
Expected dividend yield	—	—	—
Volatility	71%	0% – 80%	0%

The weighted average fair value of employee stock option grants was $9.62, $8.02 and $10.97 for the years ended December 31, 2005, 2004 and 2003, respectively. Options granted to employees prior to the filing of our initial Form S-1 with the Securities and Exchange Commission on April 16, 2004 were valued using the minimum value method as prescribed by SFAS 123.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We have adopted SFAS No. 123(R) effective January 1, 2006. We plan to use the modified-prospective method of recognition of compensation expense related to share-based payments and use the Black-Scholes option pricing model to estimate the fair value of stock-based compensation awards. The adoption of SFAS No. 123(R) will have a material adverse impact on our results of operations. The balance of unearned stock-based compensation to be included in the period 2006 through 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $13.0 million, of which approximately $7.4 million is expected to be recorded as expense in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No.151 are effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position, results of operations and cash flows.

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31,
	2005	2004
	(in thousands)
Accounts receivable:
Trade accounts receivable	$6,032	$6,158
Less: Allowance for doubtful accounts	(60)	(285)

	$5,972	$5,873

Inventories:
Finished goods	$2,108	$4,790
Work-in-progress	6,714	2,969

	$8,822	$7,759

Property and equipment, net:
Machinery and equipment	$3,764	$3,266
Software	9,536	6,929
Furniture and fixtures	154	154
Leasehold improvements	—	653

	13,454	11,002
Less: Accumulated depreciation and amortization	(9,442)	(8,049)

	$4,012	$2,953

Property and equipment includes $1.7 million of machinery and equipment and leasehold improvements under capital lease arrangements at December 31, 2005 and 2004. Accumulated amortization of assets under capital leases totaled $1.7 million at December 31, 2005 and 2004, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $1.6 million and $2.1 million, respectively.

	December 31,
	2005	2004
	(in thousands)
Accrued liabilities:
Payroll and related expenses	$2,489	$752
Accrued inventory purchases	692	1,030
Accrued warranty	531	381
Accrued engineering expenses	254	1,282
Accrued adverse purchase commitments	931	214
Accrued professional services	991	286
Other accrued expenses	1,546	219

	$7,434	$4,164

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004
Warranty accrual:
Beginning balance	$381	$1,051
Provision for warranty	1,102	30
Settlements made during the period	(840)	(400)
Other adjustments	(112)	(300)

Ending balance	$531	$381

NOTE 3—Revolving Line of Credit:

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

In March 2004, in connection with the amendment to the Working Capital Line, we issued the bank a warrant to purchase approximately 15,000 shares of our Series E Redeemable Convertible Preferred Stock at $19.95 per share. The warrant remained outstanding at December 31, 2005 and expires in March 2011. The fair value of the warrants of $223,000 was being amortized as interest expense over the remaining 18-month life of the agreement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 3.49%, the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share. During the year ended December 31, 2005 and 2004, we recorded $112,000 and $111,000 of amortization expense, respectively, associated with the warrants.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

NOTE 4—CONVERTIBLE PROMISSORY NOTES:

In March 2004, we issued $7.6 million in convertible promissory notes (the “Notes”) bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share to existing stockholders, directors and management. The Notes were convertible at a conversion price of $3.25 at the option of the holder in March 2005 into approximately 2.6 million shares of Series D Redeemable Convertible Preferred Stock, if not earlier repaid. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature of $2.5 million. The warrants had a fair value of $1.0 million, estimated using the Black-Scholes valuation model, with a risk-free interest rate of 2.44%, a four-year life of the warrants, expected dividend yield of zero, volatility of 90% and a fair value of $3.55. The beneficial conversion feature and the fair value of the warrants were recorded as a discount to the promissory notes. Both the beneficial conversion feature and the warrants were being charged to interest expense over the term of the notes.

In July 2004, the promissory notes and accrued interest were repaid in full following the closing of the initial public offering of our common stock. As the Notes were issued and fully repaid in 2004, the entire value of the beneficial conversion feature and the warrants aggregating $3.5 million was charged to interest expense during the year ended December 31, 2004.

NOTE 5—REDEEMABLE CONVERTIBLE PREFERRED STOCK:

Prior to our initial public offering in July 2004, we had 38,560,664 shares of Series A, B, C, D and E redeemable convertible preferred stock (the “Preferred Stock”) outstanding. The holders of the Preferred Stock were entitled to certain dividend and liquidation preference rights. No dividends were declared or paid related to the Preferred Stock. Each share of the Preferred Stock was convertible at the option of the holder, or upon our completion of a qualifying public offering of common stock. Upon completion of our initial public offering in July 2004, all outstanding shares of the Preferred Stock were converted into 9,640,145 shares of our common stock.

NOTE 6—COMMON STOCK:

Our Certificate authorizes us to issue 200,000,000 shares of $0.01 par value Common Stock. A portion of the shares sold are subject to a right of repurchase by us subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2005 and 2004, there were 109,000 and 252,000 shares, respectively, subject to repurchase.

Warrants for common stock

At December 31, 2005, warrants to purchase approximately 58,000 shares of Common Stock at an exercise prices ranging from $0.80 to $19.50 per share remain outstanding and expire at various dates through March 2011.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

NOTE 7—NOTES RECEIVABLE FROM STOCKHOLDERS:

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by employees. The notes bear interest rates of 6% and 7% compounded semi-annually or annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees or the maturity of the notes. The terms of the notes range from 4 to 8 years. Notes receivables from stockholders totaled $44,000 and $0.4 million at December 31, 2005 and 2004, respectively. Accrued interest on the notes receivables from stockholders was $14,000 and $116,000 at December 31, 2005 and 2004, respectively and was recorded as other assets.

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

Options under the Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options granted under the 2000 Stock Plan are exercisable immediately subject to repurchase options held by us which lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors. We have an option to repurchase, in the event of a termination of the optionee’s employment relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. When the unvested shares are issued with a promissory note, we have a right to repurchase these unvested shares at the lower of the fair market value of our Common Stock as of the time the repurchase option is exercised and the original purchase price per share. To date, options granted generally vest over four years.

The Plans also allowed for the grant of restricted common stock. During 2004 and 2003, the Board of Directors granted 3,000 and 7,000 shares of restricted common stock, respectively. No restricted shares were granted in 2005. The restricted common stock grants in 2004 and 2003 were fully vested upon grant and we recorded compensation expense equal to the fair value of the common stock on the date of grant. Compensation expense related to these grants were $6,000 and $21,000 for the years ended December 31, 2004 and 2003, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

A summary of all options activity under the Plans is presented below (number of shares in thousands):

	Shares Available for Grant	Options Outstanding
		Number of Shares Outstanding	Weighted Average Exercise Price
Balances at December 31, 2002	116	818	$1.88
Options authorized	738	—
Options granted	(691)	691	2.00
Options exercised	—	(76)	1.96
Options cancelled	163	(163)	1.96

Balances at December 31, 2003	326	1,270	1.96
Options authorized	3,823	—
Options granted	(1,450)	1,450	8.00
Options exercised	—	(454)	1.93
Options cancelled	16	(16)	3.72

Balances at December 31, 2004	2,715	2,250	5.81
Options authorized	150	—
Options granted	(1,562)	1,562	18.72
Options exercised	—	(449)	2.96
Options cancelled	223	(223)	5.82

Balances at December 31, 2005	1,526	3,140	12.63

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 0.80–$ 2.00	699	7.20	$1.98	699	$1.98
$ 6.04–$ 9.00	318	8.84	6.56	83	6.53
$ 9.12–$12.00	420	8.60	11.67	117	11.92
$12.23–$15.28	681	8.98	12.86	252	13.00
$17.00–$21.34	533	9.67	19.25	30	19.06
$21.41–$27.85	489	9.88	25.06	260	27.23

	3,140	8.78	12.63	1,441	9.88

Deferred Stock-Based Compensation

During the year ended December 31, 2005, 2004 and 2003, we recorded deferred stock-based compensation of $0.2 million, $4.9 million and $7.1 million, respectively, due to the difference between the exercise price and the estimated fair value of common stock. Deferred-stock based compensation is being amortized over the vesting period of four years. We recognized compensation expense of $1.9 million, $5.7 million and $2.8 million during 2005, 2004 and 2003, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

We granted stock options and stock purchase rights with exercise prices below their estimated fair market value as follows:

Grants Made During Quarter Ended	Number of Options Granted (000s)	Weighted- Average Exercise Price	Weighted- Average Fair Value per Share	Weighted- Average Intrinsic Value per Share
March 31, 2003	117	$2.00	$10.44	$8.44
June 30, 2003	255	$2.00	$12.24	$10.24
September 30, 2003	108	$2.00	$13.76	$11.76
December 31, 2003	211	$2.00	$14.20	$12.20
March 31, 2004	407	$2.00	$14.20	$12.20
June 30, 2005	48	$13.54	$17.53	$3.99

The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

Management determined, retrospectively, the fair value for the grants made during the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004. The fair value for the grants during the quarter ended June 30, 2005 was determined based on the quoted market price of our common stock.

2004 Employee Stock Purchase Plan

In July 2004, we adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 750,000 shares of our common stock under this plan. The Purchase Plan permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85.0% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. The Purchase Plan complies with the requirements of Section 423 of the Code., The shares reserved under the Purchase Plan are subject to an automatic increase on January 1 of each year in the number of shares equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of our common stock on the effective date of our initial public offering. As of December 31, 2005, approximately 46,000 shares have been issued under the Purchase Plan and approximately 779,000 shares remain available for future issuance. The Purchase Plan will terminate in May 2014.

NOTE 9—INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$313	$—	$—
State	46	—	—
Foreign	20	—	—

Total current	379	—	—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Provision for income taxes	$379	$—	$—

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The provision for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income (loss) before income tax provision as a result of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Tax at statutory rate	$5,759	$(4,090)	$(10,866)
State taxes, net of federal benefit	46	—	—
Change in Valuation allowance	(5,446)	4,090	10,866
Foreign	20	—	—

	$379	$—	$—

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$19,355	$24,639
Accrued liabilities and other	2,251	1,263
Deferred stock-based compensation	780	1,120
Depreciation and amortization	657	2,940
Research and Development Tax Credits	7,718	6,118

Gross deferred tax assets	30,761	36,080
Valuation Allowance	(30,761)	(36,080)

Net Deferred Tax Assets	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, we have placed a valuation allowance against our net deferred tax assets.

At December 31, 2005, we had federal and state net operating loss carryforwards of approximately $55.0 million and $11.4 million, respectively. These net operating loss carryforwards will expire commencing in 2022 and 2014 for federal and sate purposes, respectively. We also have federal and state research and development tax credit carryforwards of approximately $4.2 million and $4.5 million, respectively. The federal tax credits carryforwards will expire commencing in 2019 and California tax credits have no expiration date.

For federal and state purposes, a portion of our net operating loss carryforwards may be subject to limitation on annual utilization in case of a change in ownership, as defined by federal and state tax law.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Leases

We lease office space and equipment under noncancelable operating and capital leases with various expiration dates through 2011. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $0.7 million, $0.5 million and $0.4 million, respectively. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Purchase Commitments

At December 31, 2005, we had approximately $5.7 million in non-cancelable purchase commitments with suppliers. We have recorded a liability of $0.9 million for adverse purchase commitments related to a portion of these commitments which is considered unsalable.

Contingencies

We are party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that these matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligation to indemnify our lessors under facility lease agreements, and obligation to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2006	360	707
2007	327	722
2008	—	737
2009	—	753
2010 and thereafter	—	1,158

Total minimum lease payments	687	$4,077

Less: Amount representing interest	—

Present value of capital lease obligations	687
Less: Current portion	360

Long-term portion of capital lease obligations	$327

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

NOTE 11—SEGMENT INFORMATION:

We operate in one business segment and sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue:
United States	$54,952	$44,700	$12,259
Malaysia	21,349	—	—
Asia, excluding Malaysia	4,418	2,037	767
Europe	1,040	1,096	509

Total	$81,759	$47,833	$13,535

All of our long-lived assets are located in the United States of America.

NOTE 12—EMPLOYEE BENEFIT PLAN:

We sponsor a 401(k) defined contribution plan covering all employees. Contributions made by us are determined annually by the Board of Directors. To date we have made no contributions to the plan.

NOTE 13—RELATED PARTY:

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. During the year ended December 31, 2005 and 2004, we made lease payments of approximately $634,000 and $284,000, respectively, under this lease arrangement.

NOTE 14—SUBSEQUENT EVENT:

On February 15, 2006, we completed the acquisition of Cypress Semiconductor Corporation’s (“Cypress”) Network Search Engine products pursuant to an Agreement for the Purchase and Sale of Assets entered into on January 25, 2006, as amended. Upon closing the transaction, we acquired assets relating to Cypress’ network search engine (NSE) business, including all intellectual property related primarily to the acquired NSE business (including all intellectual property related to the Sahasra algorithmic technology), the NSE70K and Ayama product families and all inventory and fixed assets for those product families. We did not acquire any of Cypress’ TCAM1, TCAM2, TCAM2-CR, TurboCAM or Toy Cam products and inventory.

We paid Cypress approximately $50 million in shares of common stock in connection with the closing of the transaction. We may pay an additional $10 million in cash and up to approximately $10 million in shares of common stock upon achieving specific revenue objectives as outlined in the agreement.

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2005. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2005

Total revenue	$21,802	$18,707	$20,029	$21,221
Gross profit	$12,318	$10,487	$12,233	$13,306
Net income	$5,423	$2,425	$3,608	$4,983
Net income per share—basic	$0.31	$0.14	$0.20	$0.28
Net income per share—diluted	$0.29	$0.13	$0.19	$0.26

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2004

Total revenue	$8,267	$11,876	$12,441	$15,249
Gross profit	$2,697	$5,541	$5,580	$7,351
Net loss	$(5,405)	$(2,912)	$(3,638)	$(75)
Net loss per share—basic and diluted	$(1.58)	$(0.78)	$(0.22)	$(0.00)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment using those criteria, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our executive officers and directors will be presented under the caption “Executive Officers and Directors” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held on or about May 18, 2006. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation will be presented under the caption “Executive Compensation” in the proxy statement for our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. That information is incorporated into this report by reference. Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the proxy statement for our 2006 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” in the proxy statement for our 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Accountants – Principal Accountant Fees and Services” and “Ratification of Independent Accountants – Pre-Approval Policies and Procedures” in the proxy statement for our 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules. The following consolidated financial statement schedule of the registrant is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of NetLogic Microsystems, Inc.:

Schedule II (i)—Valuation and Qualifying Accounts for the year ended December 31, 2005.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(c) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description

2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006, as amended. (11)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1	2000 Stock Plan and forms of related agreements (6)

10.2	2004 Equity Incentive Plan (3)

10.2.1	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan

10.3	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.9	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

Exhibit	Description

10.12	Form of Promissory Note Secured by Pledge of Stock issued to the registrant by certain officers thereof (6)

10.13	Intentionally omitted

10.14	Intentionally omitted

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

10.19	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

10.21	Employment offer letter, dated December 5, 2003, between the registrant and Donald Witmer (2)

10.22	Description of the registrant’s Patent Incentive and Recognition Program (4)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of May 19, 2004.

(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 21, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 14, 2004.

(5)	Incorporated by reference to Exhibit (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission as of November 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission as of July 23, 2004.

(9)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission as of May 09, 2005.

(10)	Incorporated by reference to Exhibit 17.1 the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 September 30, 2005, filed with the Securities and Exchange Commission as of August 20, 2004 November 8, 2005.

(11)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of February 21, 2005.

(12)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as of March 11, 2005.

†	Confidential treatment has been requested for certain portions of this exhibit.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2006	NETLOGIC MICROSYSTEMS, INC.

	By	/S/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Jankov and Donald Witmer as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RONALD JANKOV Ronald Jankov	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006

/S/ DONALD WITMER Donald Witmer	Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2006

/S/ LEONARD PERHAM Leonard Perham	Director	February 28, 2006

/S/ NORMAN GORDINHO Norman Gordinho	Director	February 28, 2006

/s/ ALAN KROCK Alan Krock	Director	February 28, 2006

Douglas Broyles	Director

/S/ STEVE DOMENIK Steve Domenik	Director	February 28, 2006

SCHEDULE II (i)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs/ Adjustments	Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$285,000	$22,000	$(247,000)	$60,000

Year ended December 31, 2004
Allowance for doubtful accounts	$93,000	$192,000	—	$285,000

Year ended December 31, 2003
Allowance for doubtful accounts	$13,000	$80,000	—	$93,000

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006. (11)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1	2000 Stock Plan and forms of related agreements (6)

10.2	2004 Equity Incentive Plan (3)

10.2.1	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan

10.3	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.9	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

10.12	Form of Promissory Note Secured by Pledge of Stock issued to the registrant by certain officers thereof (6)

10.13	Intentionally omitted

10.14	Intentionally omitted

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

10.19	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

10.21	Employment offer letter, dated December 5, 2003, between the registrant and Donald Witmer (2)

10.22	Description of the registrant’s Patent Incentive and Recognition Program (4)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of May 19, 2004.

(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 21, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 14, 2004.

(5)	Incorporated by reference to Exhibit (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission as of November 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission as of July 23, 2004.

(9)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission as of May 09, 2005.

(10)	Incorporated by reference to Exhibit 17.1 the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 September 30, 2005, filed with the Securities and Exchange Commission as of August 20, 2004 November 8, 2005.

(11)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of February 21, 2005.

(12)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as of March 11, 2005.

†	Confidential treatment has been requested for certain portions of this exhibit.