Form 10-Q
period 2006-03-31
NETLOGIC MICROSYSTEMS INC
filed 2006-05-09
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.01 par value per share	20,162,068 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$69,550	$65,788
Accounts receivable, net	10,160	5,972
Inventory	9,184	8,822
Prepaid expenses and other current assets	1,347	832

Total current assets	90,241	81,414

Property and equipment, net	4,079	4,012
Goodwill	30,831	—
Intangible assets	6,338	—
Other assets	103	103

Total assets	$131,592	$85,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,424	$8,458
Accrued liabilities	6,921	7,434
Deferred revenue	779	—
Capital lease obligations, current	333	360

Total current liabilities	15,457	16,252
Capital lease obligations, long-term	327	327
Other liabilities	291	294

Total liabilities	16,075	16,873

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock and additional paid-in capital	206,311	152,559
Notes receivable from stockholders	(36)	(44)
Deferred stock-based compensation	(700)	(1,114)
Accumulated other comprehensive income	11	—
Accumulated deficit	(90,069)	(82,745)

Total stockholders’ equity	115,517	68,656

Total liabilities and stockholders’ equity	$131,592	$85,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended March 31,
	2006	2005
Revenue	$23,324	$21,802
Cost of revenue	8,936	9,484

Gross profit	14,388	12,318

Operating expenses:
Research and development	8,061	4,094
In-process research and development	10,700	—
Selling, general and administrative	3,607	2,792

Total operating expenses	22,368	6,886

Income (loss) from operations	(7,980)	5,432

Interest and other income, net	681	159

Income (loss) before income taxes	(7,299)	5,591

Provision for income taxes	25	168

Net income (loss)	$(7,324)	$5,423

Net income (loss) per share - Basic	$(0.39)	$0.31

Net income (loss) per share - Diluted	$(0.39)	$0.29

Shares used in calculation - Basic	18,846	17,462

Shares used in calculation - Diluted	18,846	18,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(7,324)	$5,423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	976	408
Non-cash interest expense	—	68
Stock-based compensation	2,532	670
Provision for (recovery of) allowance for doubtful accounts	62	(93)
In-process research and development	10,700	—
Changes in assets and liabilities, net of effect of NSE assets acquired:
Accounts receivable	(4,250)	(2,717)
Inventory	502	635
Prepaid expenses and other assets	112	379
Accounts payable	(1,034)	(698)
Accrued liabilities	(592)	801
Deferred revenue	951	—
Other long-term liabilities	(3)	59

Net cash provided by operating activities	2,632	4,935

Cash flows from investing activities:
Purchase of property and equipment	(620)	(199)
Cash paid for acquisition	(1)	—

Net cash used in investing activities	(621)	(199)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,770	280
Principal payments on capital lease obligations	(27)	(492)
Repurchase of common stock	—	(5)
Proceeds from payment of notes receivable from stockholders	8	340

Net cash provided by financing activities	1,751	123

Net increase in cash and cash equivalents	3,762	4,859
Cash and cash equivalents at the beginning of period	65,788	41,411

Cash and cash equivalents at the end of period	$69,550	$46,270

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the acquisition of Cypress’ NSE assets	$49,747	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NetLogic Microsystems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NetLogic Microsystems, Inc. (“we,” “our” and the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for a fair statement of the results of operations for the periods shown.

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the adoption of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $2.5 million related to employee stock options and employee stock purchase rights. Under the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchase rights recognized in prior periods presented, other than stock-based compensation expense recognized and disclosed previously.

SFAS 123(R) requires companies to estimate the fair value of option and ESPP awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for options had been recognized in the Company’s Consolidated Statement of Operations if the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of stock-based compensation to expense on a straight-line single option method for the awards granted subsequent to December 31, 2005, while the accelerated method is being used for awards granted on or prior to December 31, 2005. As stock-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted beginning in fiscal 2006, the same model used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards as well as actual and projected employee stock option exercise behaviors.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There were no changes to our critical accounting policies and estimates except as noted below.

Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes model”), consistent with the provisions of SFAS 123(R), SEC SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Revenue Recognition: We derive revenue mainly from product sales and, to a lesser extent, from engineering services. Revenue from product sales is recognized upon shipment (except for shipments to a distributor) when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions or return rights. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support, additional products or enhancements. Customers, other than the distributor discussed below, have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

From time to time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

We began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to the distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to the distributor, revenues and costs relating to the distributor sales are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from the distributor that it has resold the products to our end customer.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

2. Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three months ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Numerator:
Net income (loss)	$(7,324)	$5,423

Denominator:
Weighted-average common shares outstanding	18,929	17,669
Less: shares subject to repurchase	(83)	(207)

Shares used in calculation - basic	18,846	17,462

Stock options and warrants	—	889
Shares subject to repurchase	—	207

Shares used in calculation - diluted	18,846	18,558

Net income (loss) per share
Basic	$(0.39)	$0.31

Diluted	$(0.39)	$0.29

For the three months ended March 31, 2006 and 2005, employee stock options to purchase approximately 1.5 million and 0.7 million shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

3. Business Combination

On February 15, 2006, we completed the acquisition of net assets of the Network Search Engine business of Cypress Semiconductor Corp. (“Cypress”) including the Ayama™10000, Ayama 20000, and NSE70000 Network Search Engine families as well as the Sahasra™50000 Algorithmic Search Engine family (the “Business”). The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a critical component in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expand our customer base and product offerings in the high-volume, entry-level Layer 2/3 switch market. These factors contributed to a purchase price in excess of the fair value of net tangible assets acquired from Cypress and as a result, we have recorded goodwill in connection with this transaction. The results of operations relating to the Business have been included in our results of operations from the acquisition date.

Under terms of the agreement, we paid $1,000 in cash and issued 1,488,063 shares of our common stock valued at $49.7 million. We also agreed to issue an additional 165,344 shares of our common stock upon Cypress’ furnishing to us the audited financial statements related to the NSE Assets.

In addition, we agreed to pay Cypress up to an additional $10.0 million in cash and up to an additional $10.0 million in shares of our common stock if certain revenue milestones associated with the Business are achieved in the twelve-month period after the close of the transaction.

The acquisition was accounted as a purchase business combination. The purchase price of the Business is estimated to be approximately $50.4 million, which has been determined as follows (in 000’s):

Cash	$1
Value of NetLogic common stock issued	49,747
Estimated direct transaction costs	695

Total estimated purchase price	$50,443

The value of the 1,448,063 shares of our common stock issued was determined based on the average price of our common stock over a five-day period including the two days before and after January 25, 2006 (the date the definitive agreement was signed and announced), or $33.43 per share.

Under the purchase method of accounting, the total estimated purchase price is allocated to the Business’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Based on management estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Tangible assets	$1,576
Amortizable intangible assets:
Developed technology	6,500
Backlog	836
In-process research and development	10,700
Goodwill	30,831

Total estimated purchase price allocation	$50,443

Developed technology comprises products which have reached technological feasibility and includes the Ayama10000, Ayama 20000, and NSE70000 Network Search Engine product families. The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using discount rate of 20%. The Company believes the discount rate was appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The company expects to amortize the existing technology intangible asset on a straight-line basis over an estimated life of five years.

The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We expect these orders to be delivered and billed within six months, over which the asset is amortized.

Of the total estimated purchase price, a preliminary estimate of $10.7 million has been allocated to in-process research and development (“IPRD”) based upon management’s estimate of the fair values of assets acquired and was charged to expense in the three months ended March 31, 2006. We are currently developing new products that qualify as IPRD. Projects that qualify as IPRD represent those that have not reached technological feasibility and which have no alternative use and therefore was immediately expensed.

The fair value assigned to IPRD was determined using the income approach, under which we considered the importance of products under development to our overall development plans, estimated the costs to develop the purchased IPRD into commercially viable products, estimated the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values. We used a discount rate of 23% in the present value calculations, which we derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. At the time of the acquisition, we estimated that we would incur additional $3.1 million to complete the projects. The projects are in process and expected to be completed in the second half of 2007. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Those assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Of the total estimated purchase price, approximately $30.8 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is deductible for tax purposes. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Unaudited pro forma results of operations

Summarized below are the unaudited pro forma results of the Company as though the acquisitions described above occurred at the beginning of the periods indicated. Adjustments have been made for the estimated amortization of intangibles and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring. The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

(in thousands, except per share data)	(Unaudited) Three months ended March 31, 2005
Revenue	$23,388
Net income	$486
Net income per share - basic	$0.03
Net income per share - diluted	$0.02

Unaudited pro forma results for the three months ended March 31, 2006 is not provided as the information was not available.

4. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combination described in Note 4 (in thousands):

	March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$30,831	$—	$30,831

Other intangible assets:
Developed technology	6,500	(163)	6,338
Backlog	836	(209)	627

Total	$7,336	$(372)	$6,965

Backlog, with an estimated useful life of six months, is classified within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet as of March 31, 2006. For the three months ended March 31, 2006, amortization expense related to other intangible assets was $0.4 million, all of which was included in cost of sales as they related to the products sold. As of March 31, 2006, the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
Remainder of 2006	$1,602
2007	1,300
2008	1,300
2009	1,300
2010 and after	1,463

Total	$6,965

In accordance with SFAS 142, the Company evaluates goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

5. Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2006 and December 31, 2005, our cash and cash equivalents of $69.6 million and $65.8 million, respectively, consisted of cash and money market funds.

6. Balance Sheet Components

The components of our inventory at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006	December 31, 2005
Inventories:
Finished goods	$1,726	$2,108
Work-in-progress	7,458	6,714

	$9,184	$8,822

The components of our accrued liabilities at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006	December 31, 2005
Accrued liabilities:
Accrued payroll and related expenses	$2,122	$2,489
Accrued inventory purchases	1,216	692
Accrued warranty	1,265	531
Accrued professional services	824	991
Accrued adverse purchase commitments	396	931
Other accrued expenses	1,098	1,800

	$6,921	$7,434

7. Product Warranties

We provide a limited warranty on our products for one year from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31, 2006	Three months ended March 31, 2005
Warranty accrual:
Beginning balance	$531	$381
Settlements made during the period	38	—
Provision for warranty	696	164

Ending balance	$1,265	$545

During the three months ended March 31, 2006, we provided an additional warranty reserve of $0.7 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer, and passed quality assurance inspection at the time they were sold. The customer recently identified malfunctioning systems including our devices. We believe that our devices continue to meet the specification; however, we are currently working with the customer to determine the cause of the system malfunction and have established a warranty reserve for products we expect to replace.

We entered into a master purchase agreement with Cisco in November 2005 under which we provided Cisco and its contract manufacturers a warranty period as much as five years (in the case of epidemic failure). Entering into a master purchase agreement with Cisco did not and is not expected to have a material impact on our results of operations or financial condition based on our warranty analysis, which included an evaluation of our historical warranty cost information and experience.

8. Commitments and Contingencies

Purchase Commitments

At March 31, 2006, we had approximately $10.3 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

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

In addition, under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco and its contract manufacturers for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity obligation, our operating results, financial condition and cash flows may be adversely affected.

9. Stock Option Plans

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

Options under the Plans may be granted for periods of up to ten years. Under the Plans the exercise price of (i) an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The exercise price of an NSO (i) under the 2000 Plan shall not be less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, and (ii) under the 2004 Plan may be any price as determined by the Board of Directors. Options granted under the 2000 Stock Plan are exercisable immediately subject to repurchase options held by us which lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors. We have an option to repurchase, in the event of a termination of the optionee’s employment relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. When the unvested shares are issued with a promissory note, we have a right to repurchase these unvested shares at the lower of the fair market value of our Common Stock as of the time the repurchase option is exercised and the original purchase price per share. To date, options granted generally vest over four years. As of March 31, 2006, approximately 83,000 shares were subject to repurchase.

The Plans also allowed for the grant of restricted common stock. During the three months ended March 31, 2006, the Board of Directors granted 0.2 million shares of restricted common stock to certain employees. No restricted shares were granted in 2005. We calculated deferred compensation expense for restricted stock granted during March 31, 2006 based on the fair value of the common stock on the date of grant and amortize such expense over the vesting period of 2 years.

A summary of all options activity under the Plans is presented below (number of shares in thousands):

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balances at December 31, 2005	1,526	3,140	$12.63
Additional shares authorized	150	—
Options granted	(606)	606	35.00
Restricted shares granted	(216)	—	—
Options exercised	—	(189)	10.65
Options forfeited or expired	40	(40)	33.53

Balances at March 31, 2006	894	3,517	16.36

Exercise Price	Options Outstanding at March 31, 2006				Options Exercisable at March 31, 2006
	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.80 - $2.00	610	7.05	$1.98	$23,930	358	$1.96	$14,052
$2.00 - $12.00	694	8.45	9.49	22,014	216	9.77	6,791
$12.00 - $15.28	676	8.74	12.86	19,165	112	13.04	3,155
$15.28 - $21.34	523	9.43	19.25	11,485	33	18.87	737
$23.34 - $27.85	445	9.62	24.84	7,285	216	27.23	3,020
$27.85 - $37.82	569	9.82	34.97	3,551	—	35.80	—

	3,517	8.78	16.35	$87,430	935	11.53	$27,755

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $41.21 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 0.9 million.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $4.7 million and $1.4 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was approximately $1.8 million and $0.3 million, respectively.

Deferred Stock-Based Compensation

During the three months ended March 31, 2005, we recorded deferred stock-based compensation of $0.7 million due to the difference between the exercise price and the estimated fair value of common stock. Deferred-stock based compensation is being amortized over the vesting period of four years. Beginning in fiscal 2006, stock-based compensation expense is calculated based on an estimated fair value under SFAS 123(R) and recognized over the remaining vesting periods. However, as the deferred stock-based compensation recorded as of December 31, 2005 related to the awards granted prior to our becoming a publicly traded company, the remaining balance of deferred stock-based compensation will continue to be accounted for under APB 25 and be amortized for the remaining vesting period. During the three months ended March 31, 2006, we amortized $0.3 million of deferred stock-based compensation, which is included in the total stock-based compensation expense of $2.5 million for the same period.

2004 Employee Stock Purchase Plan

In July 2004, we adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 750,000 shares of our common stock under this plan. The Purchase Plan permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85.0% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. The Purchase Plan complies with the requirements of Section 423 of the Code., The shares reserved under the Purchase Plan are subject to an automatic increase on January 1 of each year in the number of shares equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of our common stock on the effective date of our initial public offering. As of March 31, 2006, approximately 46,000 shares have been issued under the Purchase Plan and approximately 779,000 shares remain available for future issuance. The Purchase Plan will terminate in May 2014.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the three months ended March 31, 2006 was allocated as follows (in thousands):

Three Months Ended March 31, 2006
Cost of revenues	$17
Research and development	1,593
Selling, general and administrative	922

Total stock-based compensation expense	$2,532

We capitalized approximately $0.1 million of stock-based compensation into inventory as of March 31, 2006, which represented indirect manufacturing expenses related to our unsold inventory.

As of March 31, 2006, there was approximately $21.5 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 3.13 years. The Company capitalized $0.1 million of stock-based compensation expense relating to indirect manufacturing expenses into inventory as of March 31, 2006. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of adoption of SFAS 123(R) for the three months ended March 31, 2006 was an increase in net loss of $2.2 million and an increase in net loss per share of $0.12.

The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes model which was also the method used for the Company’s pro forma information required under FAS 123. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding which assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company’s expected volatility assumption uses the historical volatility of the Company’s stock, as applicable for the expected term. The Company also used its historical stock price to determine fair value of awards for purposes of its pro forma information under FAS 123. Since the Company does not pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The post-vesting forfeiture rate is based on the Company’s historical option cancellation and employee exercise information as well as the historical information of similar sized companies in the same industry.

Valuation Assumptions

For the three months ended March 31, 2006, the fair value of employee stock options granted under the 2004 Equity Incentive Plan and ESPP was estimated using the following weighted average assumptions:

	Stock Options	Purchase Plan
Stock Option Plans:
Risk-free interest rate	4.58%	4.14%
Expected life of options	4.24 years	0.5 years
Expected dividend yield	0%	0%
Volatility	56%	56%

The weighted average fair value of employee stock options and ESPP was $17.10 and $6.93, respectively, for the three months ended March 31, 2006.

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to adopting SFAS No. 123(R), we made pro forma disclosures of the effects of stock-based compensation under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The pro forma effects of recognizing compensation expense under the fair value method on our net income per share for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three months ended March 31, 2005
Net income - as reported	$5,423

Add: employee stock-based compensation expense included in reported net income	651

Deduct: employee stock-based compensation expense determined under fair value based method for all awards	(1,781)

Net income - pro forma	$4,293

Net income per common share
As reported:
Basic	$0.31

Diluted	$0.29

Pro forma:
Basic	$0.25

Diluted	$0.23

For the three months ended March 31, 2005, the fair value of employee stock options granted under the 2004 Equity Incentive Plan and ESPP was estimated using the following weighted average assumptions:

	Stock Options	Purchase Plan
Stock Option Plans:
Risk-free interest rate	3.47% - 4.16%	2.43%
Expected life of options	4 years	0.5 years
Expected dividend yield	0%	0%
Volatility	80%	80%

The weighted average fair value of employee stock option grants and ESPP was $6.43 and $3.77, respectively, for the three months ended March 31, 2005.

10. Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2006	2005
Net income (loss)	$(7,324)	$5,423
Currency translation adjustments	11	—

Comprehensive income (loss)	$(7,313)	$5,423

11. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which holds our voting securities. During the three months ended March 31, 2006 and 2005, we made lease payments of approximately $175,000 and $113,000, respectively, under this lease arrangement.

12. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Revenue:
United States	59%	83%
Malaysia	25%	12%
Asia, excluding Malaysia	11%	4%
Other	5%	1%

Total	100%	100%

As of March 31, 2006 and December 31, 2005, the following customers accounted for more than 10% of our total accounts receivable:

	March 31, 2006	December 31, 2005
Solectron Corporation	39%	51%
Mitsui Comtek Corporation	—	12%
Lestina International	10%	—

13. Recent Accounting Pronouncements

In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years or periods beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial statements.

14. Subsequent Events

On April 11, 2006, pursuant to the terms of the Asset Purchase Agreement, we issued an additional 165,344 shares of our common stock to Cypress upon Cypress’ furnishing to us the audited financial statements related to the NSE Assets. The value of the additional shares of $5.5 million is considered additional purchase price and will be recorded as an increase to goodwill during the three months ending June 30, 2006.

On May 8, 2006, we entered into an amendment of the lease for our principal office located at 1875 Charleston Road, Mountain View, California 94043. Under the terms of the amended lease, we expanded our leased space to approximately 42,000 square feet at an additional estimated cost of $1.3 million over five years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations,” “Liquidity and Capital Resources” and “Risks Factors” set forth under Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006 and under Part II, Item 1A below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

To date we paid Cypress approximately $50 million in shares of common stock for the acquired assets. We may be required to pay an additional $10 million in cash and up to approximately $10 million in shares of common stock if we achieve specific revenue objectives as outlined in the agreement.

The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expand our customer base and product offerings in the high-volume, entry-level Layer 2/3 switch market. We expect this acquisition to have a significant impact on our consolidated financial position, results of operations and cash flows. We expect our revenue, cost of revenue and operating expenses to increase in the future as a result of this acquisition. The discussions in this section of the Quarterly Report on Form 10-Q, as well as the financial statements contained herein, reflect the impact of the acquisition from February 15, 2006, the date on which the transaction was completed.

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

Since the second half of 2003, we have experienced significant revenue growth caused by a rapid rise in new customer orders for our knowledge-based processors. Our total revenue increased 253% from $13.5 million in 2003 to $47.8 million during the year ended December 31, 2004 and by 71% from 2004 to $81.8 million for the year ended December 31, 2005. While our total revenue for the year ended December 31, 2004 and 2003 included non-recurring license fees of approximately $1.1 million and 3.5 million, respectively, related to our license agreement with Micron Technology, Inc., we had no such revenue during the year ended December 31, 2005. We do not expect similar revenue growth rates in future periods, nor do we expect to receive any significant revenues from non-recurring engineering services to constitute a significant recurring portion and our business.

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

We recognize revenue at the time of shipment (except for shipments to a distributor) to our customers or our international stocking sales representatives. Our revenue consists primarily of sales of our knowledge-based processors to networking OEMs and contract manufacturers. Initial sales of our products for a new design are usually made directly to networking OEMs. Once a design enters production, a networking OEM often outsources its manufacturing to contract manufacturers that purchase products directly from us.

We began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to the distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to the distributor, revenues and costs relating to the distributor sales are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from the distributor that it has resold the products to our end customer.

Since we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our costs of revenue consists of payments to our third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

We entered into a master purchase agreement with Cisco in November 2005 under which we provided Cisco and its contract manufacturers a warranty period as much as five years (in the case of epidemic failure). Entering into a master purchase agreement with Cisco did not and is not expected to have a material impact on our results of operations or financial condition based on our warranty analysis, which included an evaluation of our historical warranty cost information and experience.

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

Beginning fiscal 2006, our operating expenses include stock-based compensation recorded in accordance with FAS 123R. For the three months ended March 31, 2006, our research and development and selling, general and administrative expenses included stock-based compensation of $1.6 million and $0.9 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There were no changes to our critical accounting policies and estimates except as noted below.

Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes model”), consistent with the provisions of SFAS 123(R), SEC SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Revenue Recognition: We derive revenue mainly from product sales and, to a lesser extent, from engineering services. Revenue from product sales is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions or return rights. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support, additional products or enhancements. Customers, other than the distributor discussed below, have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

From time to time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

We began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to the distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to the distributor, revenues and costs relating to the distributor sales are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from the distributor that it has resold the products to our end customer.

Results of Operations

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended March 31, 2006 and the three months ended March 31, 2005 (in thousands, except percentage data):

	Three Months ended March 31, 2006	Percentage of Revenue	Three Months ended March 31, 2005	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$23,324	100.0%	$21,802	100.0%	$1,522	7.0%
Cost of revenue	8,936	38.3%	9,484	43.5%	(548)	-5.8%

Gross profit	$14,388	61.7%	$12,318	56.5%	$2,070	16.8%

Revenue. The increase in total revenue during the three months ended March 31, 2006 resulted from the continued growth in sales of our first and second generation knowledge-based processors and from sales of products associated with the purchase of Cypress’ NSE business. During the three months ended March 31, 2006, the volume of our knowledge-based processor shipments increased approximately 22% over the same period a year ago. Revenue for the three months ended March 31, 2006 also included $0.7 million of revenue from the sales of our second generation knowledge-based processors. No revenue was recorded for our second generation knowledge-based processor in the same period last year. The increases in revenue for the first and second generation knowledge-based processors were partially offset by a decrease in the average selling price over the same period, however, attributable in part to lower selling prices associated with the acquired Cypress products. Cypress products’ average selling price was 78 % lower compared to that of our knowledge-based processor products during the period. Revenue for the three months ended March 31, 2006 included approximately $1.0 million from the sales of products acquired from Cypress.

Revenue from sales to Cisco and its contract manufacturers represented 57% of total revenue for the three months ended March 31, 2006 compared to 85% during the three months ended March 31, 2005. During the three months ended March 31, 2006, ALAXALA Networks Corporation accounted for 11% of revenue.

Cost of Revenue/Gross Profit/Gross Margin. The decrease in cost of sales and increase in gross margin during the three months ended March 31, 2006 was primarily due to the continued improvements in our production yields for the knowledge-based processor products. Version 4 of our knowledge-based processors, which was introduced earlier in 2005, produces a higher number of die per wafer as compared to that of the previous version and contributed to the lower overall production costs. During the three months ended March 31, 2006 and 2005, we recorded a provision for excess and obsolete inventory reserve of $0.4 million and $0.4 million, respectively, for inventory that is not saleable. The cost of revenue during the three months ended March 31, 2006 and 2005 included an additional provision of warranty reserve of $0.7 million and $0.2 million, respectively. During the three months ended March 31, 2006, we provided an additional warranty reserve of $0.7 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer, and passed quality assurance inspection at the time they were sold. The customer recently identified malfunctioning systems including our devices. We believe that our devices continue to meet the specification; however, we are currently working with the customer to determine the cause of the system malfunction and have established a warranty reserve for products we expect to replace. Our warranty accrual is estimated normally based on historical claims compared to historical revenue and based on an assumption that we have to replace products subject to a claim.

Cost of revenue for the three months ended March 31, 2006 also included $0.4 million of amortization of intangible assets acquired in connection with the acquisition of Cypress’ NSE business.

Gross margin for the three months ended March 31, 2005 benefited from $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated cost of revenue. This amount represented approximately 4.4% of the gross margin during the three months ended March 31, 2005. There were no comparable sales in the first quarter of 2006.

Operating expenses

The table below sets forth operating expense data for the three months ended March 31, 2006 and the three months ended March 31, 2005 (in thousands, except percentage data):

	Three Months ended March 31, 2006	Percentage of Revenue	Three Months ended March 31, 2005	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$8,061	34.6%	$4,094	18.8%	$3,967	96.9%
In-process research and development	10,700	45.9%	—	0.0%	10,700	100.0%
Selling, general and administrative	3,607	15.5%	2,792	12.8%	815	29.2%

Total operating expenses	$22,368	95.9%	$6,886	31.6%	$15,482	224.8%

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to increases in stock-based compensation expense of $1.3 million, product development and qualification expenses of $0.7 million, payroll related expenses of $0.8 million, of which $0.3 million was due to the acquisition of Cypress’ NSE business, and consulting expenses of $0.8 million as we continue to invest in the development of the next generation knowledge-based processor products as well as non-knowledge-based processor products. Depreciation expense increased by $0.2 million during the three months ended March 31, 2006 as we purchased software and other tools to support our research and development efforts. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. As part of our purchase price allocation in connection with the acquisition of Cypress’ NSE business, we recorded an in-process research and development charge (“IPRD”) of $10.7 million during the three months ended March 31, 2006 based upon management’s estimate of the fair values of assets acquired. We are currently developing new products that qualify as IPRD. Projects that qualify as IPRD represent those that have not reached technological feasibility and which have no alternative use and therefore was immediately expensed.

The fair value assigned to IPRD was determined using the income approach, under which we considered the importance of products under development to our overall development plans, estimated the costs to develop the purchased IPRD into commercially viable products, estimated the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values. We used a discount rate of 23% in the present value calculations, which we derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. At the time of the acquisition, we estimated that we would incur additional $3.1 million to complete the projects. The projects are in process and expected to be completed in the second half of 2007. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Those assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to increases in stock-based compensation expense of $0.5 million, payroll related expenses of $0.2 million, and legal expenses of $0.2 million. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The increase in payroll related costs was due to the increased headcount to support our growing operations primarily in the sales and marketing areas. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, we adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the three months ended March 31, 2006 was allocated as follows (in thousands):

Three Months Ended March 31, 2006
Cost of revenues	$17
Research and development	1,593
Selling, general and administrative	922

Total stock-based compensation expense	$2,532

As of March 31, 2006, there was approximately $21.5 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 3.13 years. The Company capitalized $0.1 million of stock-based compensation expense relating to indirect manufacturing expenses into inventory as of March 31, 2006. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

Other items

The table below sets forth other data for the three months ended March 31, 2006 and the three months ended March 31, 2005 (in thousands, except percentage data):

	Three Months ended March 31, 2006	Percentage of Revenue	Three Months ended March 31, 2005	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income, net:
Interest income	$683	2.9%	$228	1.0%	$455	199.56%
Interest expense	—	0.0%	(67)	-0.3%	67	-100.00%
Other expense, net	(2)	0.0%	(2)	0.0%	—	0.00%

Total interest and other income, net	$681	2.9%	$159	0.7%	$522	328.30%

Interest and Other Income (Expenses), net. The net interest and other income of $0.7 million generated during the three months ended March 31, 2006 was primarily due to a higher average cash and investment balance during that period and higher market yields for our chosen investments. The higher average cash and investment balance during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to the cash generated from operating activities. Our cash and cash equivalents balance increased from $46.3 million at March 31, 2005 to $69.6 million at March 31, 2006.

Liquidity and Capital Resources

At March 31, 2006, our principal source of liquidity was our cash and cash equivalents which totaled $69.6 million, which we believe is adequate for our operational needs for the foreseeable future.

The table below (in thousands) sets forth the key components of cash flow for the three months ended March 31, 2006 and March 31, 2005:

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Net cash provided by operating activities	$2,632	$4,935
Net cash used in investing activities	$(621)	$(199)
Net cash provided by financing activities	$1,751	$123

Cash Flows during the Three Months Ended March 31, 2006

During the three months ended March 31, 2006, our operating activities generated net cash of $2.6 million. During the period, we recorded non-cash items of $14.3 million primarily consisting of an in-process research and development charge of $10.7 million related to the acquisition of Cypress’ NSE assets, stock-based compensation of $2.5 million, depreciation and amortization of intangibles of $1.0 million. Other sources of cash for operating activities during the three months ended March 31, 2006 included a reduction in inventory. Excluding the effect of the inventory acquired from Cypress in a non-cash transaction, inventory decreased by $0.5 million as the demand for our knowledge-based processors continued to increase during the period. Cash was also generated from an increase in deferred revenue of $1.0 million. The cash generated was primarily offset by the increase in accounts receivable of $4.3 million from higher sales of our knowledge-based processor sales during the period and a decrease in accounts payables and accrued liabilities of $1.6 million compared to the balances in these accounts at December 31, 2005.

Our investing activities used cash of $0.6 million during the three months ended March 31, 2006 to purchase computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $1.9 million for the remainder of fiscal 2006. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $1.8 million for the three months ended March 31, 2006, primarily from stock option exercises. Cash provided by activities was offset by repayment of capital lease obligations.

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

Capital Resources

We believe that our existing cash and cash equivalents balance of $69.6 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2006, other than the changes due to our payments for previously disclosed obligations. As of March 31, 2006, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$3,844	$712	$1,469	$1,533	$130
Capital lease obligations	660	333	327	—	—
Wafer purchases	10,338	10,338	—	—	—

Total	$14,842	$11,383	$1,796	$1,533	$130

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, we were not involved in any unconsolidated SPE transactions.

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

In addition, under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco and its contract manufacturers for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity obligation, our operating results, financial condition and cash flows may be adversely affected.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2006, our investments consisted mostly of money market funds. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4: Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive

Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission on February 28, 2006. The following discussion is of material changes to risk factors disclosed in that report.

We expect to derive substantially all of our revenue from sales of our knowledge-based processors, and, if the demand for these products does not grow, we may not achieve our growth and strategic objectives.

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 90% and 95% of our total revenue during the three months ended March 31, 2006 and 2005, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the three months ended March 31, 2006 and 2005, Cisco and its contract manufacturers accounted for 57% and 86% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We reported net loss of $7.3 million during the three months ended March 31, 2006, primarily as a result of the adoption of SFAS No. 123(R) and the recording of $10.7 million in-process research and developments costs associated with the acquisition of Cypress Semiconductor’s network search engine products. For the year ended December 31, 2005, we reported net income of $16.4 million. At March 31, 2006, we have an accumulated deficit of approximately $90.1 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

We do not expect to sustain our recent revenue growth rate.

We have recently experienced significant revenue growth. Specifically, our total revenue increased 10% to $23.3 million during the three months ended March 31, 2006 from $21.2 million during the three months ended December 31, 2005. In addition, our total revenue increased 71% to $81.8 million during the year ended December 31, 2005 from $47.8 million during the year ended December 31, 2004. We do not expect similar revenue growth rates in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 69% and 86% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

We have sustained substantial losses from low production yields in the past and may incur such losses in the future.

Designing and manufacturing integrated circuits is a difficult, complex and costly process. Once research and development has been completed and the foundry begins to produce commercial volumes of the new integrated circuit, products still may contain errors or defects that could adversely affect product quality and reliability. We have experienced low yields and have incurred substantial research and development expenses in the design and initial production phases of all of our legacy network search engine products and knowledge-based processors. Additionally, we have accepted products returned to us under our standard warranty, including the products that were returned to us by Cisco in December of 2003. We cannot assure you that we will not experience low yields, substantial research and development expenses, product quality, reliability or design problems, or other material problems with our products that we have shipped or may ship in the future.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 41% of our total revenue during the three months ended March 31, 2006, and for 17% of our total revenue during the same period of 2005. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

If our products are defective or malfunction, we could be subject to product warranty or product liability claims that could have significant related warranty charges or warranty reserves in our financial statements. Further, we may spend significant resources investigating potential product design, quality and reliability claims, which could result in additional charges in our financial statements until such claims are resolved. For example, we have recorded additional warranty reserves while we investigate system malfunctions at one of our international customers. We cannot guarantee that the warranty reserves will either increase or decrease in future periods. While we have insurance for product liability claims for matters other than product warranty, we may not have sufficient insurance coverage for all of the claims that may be asserted against us. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-114549) relating to our initial public offering of common stock, effective on July 8, 2004. We realized approximately $39.2 million after offering expenses.

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

NETLOGIC MICROSYSTEMS, INC.

Dated: May 9, 2006	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 9, 2006	By:	/s/ DONALD WITMER

Donald Witmer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc.

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification