Form 10-Q
period 2006-09-30
NETLOGIC MICROSYSTEMS INC
filed 2006-11-08
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.01 par value per share	20,393,527 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$65,320	$65,788
Short-term investments	18,712	—
Accounts receivable, net	9,731	5,972
Inventory, net	10,905	8,822
Prepaid expenses and other current assets	2,033	832

Total current assets	106,701	81,414

Property and equipment, net	6,013	4,012
Goodwill	37,222	—
Intangible asset, net	5,687	—
Other assets	101	103

Total assets	$155,724	$85,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,418	$8,458
Accrued liabilities	8,205	7,434
Deferred revenue	232	—
Capital lease and other obligations, current	1,333	360

Total current liabilities	17,188	16,252

Capital lease and other obligations, long-term	1,317	327
Other liabilities	287	294

Total liabilities	18,792	16,873

Stockholders’ equity:
Common stock and additional paid-in capital	220,919	152,559
Notes receivable from stockholders	—	(44)
Deferred stock-based compensation	(315)	(1,114)
Accumulated other comprehensive income	14	—
Accumulated deficit	(83,686)	(82,745)

Total stockholders’ equity	136,932	68,656

Total liabilities and stockholders’ equity	$155,724	$85,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

N ETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue	$26,634	$20,029	$75,789	$60,538
Cost of revenue	10,350	7,796	29,380	25,500

Gross profit	16,284	12,233	46,409	35,038

Operating expenses:
Research and development	9,593	6,240	27,357	16,054
In-process research and development	—	—	10,700	—
Selling, general and administrative	3,954	2,637	11,557	7,907

Total operating expenses	13,547	8,877	49,614	23,961

Income (loss) from operations	2,737	3,356	(3,205)	11,077

Interest and other income, net	1,016	378	2,620	785

Income (loss) before income taxes	3,753	3,734	(585)	11,862

Provision for income taxes	308	126	356	406

Net income (loss)	$3,445	$3,608	$(941)	$11,456

Net income (loss) per share - Basic	$0.17	$0.20	$(0.05)	$0.65

Net income (loss) per share - Diluted	$0.16	$0.19	$(0.05)	$0.61

Shares used in calculation - Basic	20,070	17,798	19,624	17,650

Shares used in calculation - Diluted	21,275	19,268	19,624	18,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(941)	$11,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,792	1,548
Non-cash interest expense	—	204
Stock-based compensation	8,748	1,562
Provision for allowance for doubtful accounts	11	(247)
Provision for inventory reserves	1,862	2,828
In-process research and development	10,700	—
Changes in assets and liabilities, net of effect of NSE assets acquired:
Accounts receivable	(3,770)	2,801
Inventory	(2,922)	(3,085)
Prepaid expenses and other assets	(1,202)	93
Accounts payable	(1,040)	1,238
Accrued liabilities	781	1,903
Deferred revenue	232	—
Other long-term liabilities	(7)	116

Net cash provided by operating activities	16,244	20,417

Cash flows from investing activities:
Purchase of short-term investments	(18,712)	—
Purchase of property and equipment	(1,196)	(975)
Cash paid for acquisition	(1)	—

Net cash used in investing activities	(19,909)	(975)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,060	1,340
Capital lease payments	(895)	(2,095)
Repurchase of common stock	—	(8)
Proceeds from payment of notes receivable from stockholders	44	374

Net cash provided by (used in) financing activities	3,209	(389)

Effects of exchange rate on cash and cash equivalents	(12)	—

Net increase (decrease) in cash and cash equivalents	(468)	19,053
Cash and cash equivalents at the beginning of period	65,788	41,411

Cash and cash equivalents at the end of period	$65,320	$60,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1

Supplemental disclosure of non-cash investing and financing activities:
Software license obligations	$3,233	$1,291

Issuance of common stock in connection with the acquisition of Cypress’ NSE assets	$56,201	$—

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3.2 million and $8.7 million, respectively, and related to employee stock options and employee stock purchase rights. Under the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchase rights recognized in prior periods presented, other than stock-based compensation expense recognized and disclosed previously.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of stock-based compensation to expense on a straight-line single option method for the awards granted subsequent to December 31, 2005, while the accelerated method is used for awards granted on or prior to December 31, 2005. As stock-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred in its pro forma information required under SFAS 123.

The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards granted beginning in fiscal 2006, which is the same model used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected employee stock option exercise behavior.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from these estimates. There were no changes to the critical accounting policies and estimates discussed in our 2005 Annual Report on Form 10-K except as noted below.

Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes Model, consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net income, including stock-based compensation determined under a fair value method as prescribed by SFAS 123. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Revenue Recognition: We derive revenue mainly from product sales and, to a lesser extent, from engineering services. Except for shipments to one distributor, we recognize revenue from product sales upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions or return rights. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support, additional products or enhancements. Customers, other than the distributor discussed below, have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

From time-to-time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

As a consequence of the acquisition of network search engine (“NSE”) business assets from Cypress Semiconductor Corporation, Inc. (“Cypress”), we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to the distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to the distributor, revenues and costs relating to sales to the distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from the distributor that it has resold the products to our end customer.

2. Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and restricted stock.

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$3,445	$3,608	$(941)	$11,456

Denominator:
Common shares outstanding	20,126	17,932	19,680	17,784
Less: shares subject to repurchase	(56)	(134)	(56)	(134)

Shares used in calculation - basic	20,070	17,798	19,624	17,650

Stock options and warrants	1,149	1,336	—	1,123
Shares subject to repurchase	56	134	—	134

Shares used in calculation - diluted	21,275	19,268	19,624	18,907

Net income (loss) per share:
Basic	$0.17	$0.20	$(0.05)	$0.65

Diluted	$0.16	$0.19	$(0.05)	$0.61

For the three and nine months ended September 30, 2006 and 2005, employee stock options to purchase the following number of common shares were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive (in thousands):

Three months ended September 30,		Nine months ended September 30,
2006	2005	2006	2005
1,154	46	3,417	97

3. Business Combination

On February 15, 2006, we completed the acquisition of net assets of the NSE business of Cypress including the Ayama™10000, Ayama 20000, and NSE70000 Network Search Engine families, as well as the Sahasra™50000 Algorithmic Search Engine family (the “Business”). The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market. These factors contributed to a purchase price in excess of the fair value of net tangible assets acquired from Cypress and as a result, we recorded goodwill in connection with this transaction. The results of operations relating to the Business have been included in our results of operations from the acquisition date.

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

On April 11, 2006, we issued an additional 165,344 shares of our common stock to Cypress upon Cypress’ furnishing to us the audited financial statements related to the Business. The value of the additional shares of $6.5 million was considered additional purchase price and recorded as an increase to goodwill during the three months ended June 30, 2006.

The acquisition was accounted for as a purchase business combination. The purchase price of the Business, including the additional 165,344 shares issued on April 11, 2006, was approximately $57.0 million, which has been determined as follows (in thousands of dollars):

Cash	$1
Value of NetLogic common stock issued	56,201
Direct transaction costs	753

Total estimated purchase price	$56,955

The value of the 1,488,063 shares of our common stock issued on February 15, 2006 was determined based on the average price of our common stock over a five-day period including the two days before and after January 25, 2006 (the date the definitive agreement was signed and announced), or $33.43 per share. The value of the additional 165,344 shares of our common stock issued on April 11, 2006 upon Cypress’ furnishing to us the audited financial statements related to the Business was determined based on the closing price of our common stock on that date, or $39.03 per share.

Under the purchase method of accounting, the total estimated purchase price is allocated to the Business’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Based on management estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Tangible assets	$1,697
Amortizable intangible assets:
Developed technology	6,500
Backlog	836
In-process research and development	10,700
Goodwill	37,222

Total estimated purchase price allocation	$56,955

Developed technology comprises products that have reached technological feasibility and include the Ayama10000, Ayama 20000, and NSE70000 product families. The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 20%. The Company believes the discount rate was appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The company expects to amortize the existing technology intangible asset on a straight-line basis over an estimated life of five years.

The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated these orders to be delivered and billed within six months from the acquisition date, which is the period over which the asset is amortized.

Of the total estimated purchase price, an estimate of $10.7 million was allocated to in-process research and development (“IPRD”) based upon management’s estimate of the fair values of assets acquired, and was charged to expense in the nine months ended September 30, 2006. We acquired only one IPRD project, which is related to the Sahasra algorithmic technology that has not reached technological feasibility and has no alternative use. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

The fair value assigned to IPRD was determined using the income approach, under which we considered the importance of products under development to our overall development plans, estimated the costs to develop the purchased IPRD into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. We used a discount rate of 23% in the present value calculations, which we derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success, as well as the products’ stage of completion. The estimates used in valuing IPRD were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Those assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of September 30, 2006, we have incurred total post-acquisition costs of approximately $0.6 million related to the IPRD project, and we estimate that an additional investment of approximately $2.5 million will be required to complete the project. We expect to complete the project by June 2007 and to benefit from the IPRD project beginning in fiscal 2008, which is consistent with our original estimate.

Of the total estimated purchase price, approximately $37.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is deductible for tax purposes. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually, and more frequently if certain indicators are present. In the event we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

Unaudited pro forma results of operations

Summarized below are the unaudited pro forma results of the Company as though the acquisition described above had occurred at the beginning of the periods indicated. Adjustments have been made for the estimated amortization of intangibles and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring. The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates, nor of the results that may occur in the future.

(in thousands, except per share amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005	Nine months ended September 30, 2006
Revenue	$22,582	$67,154	$76,599
Net income (loss)	$(697)	$(3,178)	$7,852
Net income (loss) per share - basic	$(0.04)	$(0.17)	$0.40
Net income (loss) per share - diluted	$(0.04)	$(0.17)	$0.37

4. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the business combination described in Note 3 (in thousands):

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$37,222	$—	$37,222

Other intangible assets:
Developed technology	6,500	(813)	5,687
Backlog	836	(836)	—

Total	$7,336	$(1,649)	$5,687

Backlog, with an estimated useful life of six months, is classified within prepaid expenses and other current assets and fully amortized as of September 30, 2006. For the three and nine months ended September 30, 2006, amortization expense related to other intangible assets was $0.5 million and $1.6 million, respectively, all of which was included in cost of sales because the expense related to the products sold during such periods. As of September 30, 2006, the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
Remainder of 2006	$325
2007	1,300
2008	1,300
2009	1,300
2010 and thereafter	1,462

Total	$5,687

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

5. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2006 and December 31, 2005, our cash and cash equivalents of $65.3 million and $65.8 million, respectively, consisted primarily of money market funds and U.S. government securities.

During the three months ended September 30, 2006, we purchased $18.7 million of short-term investments classified as available-for-sale. These investments are all Unites States government securities that mature within one year of purchase date. As of September 30, 2006, we did not have any material unrealized gains or losses.

6. Balance Sheet Components

The components of our net inventory at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005
Inventories:
Finished goods	$1,883	$2,108
Work-in-progress	9,022	6,714

	$10,905	$8,822

The components of our accrued liabilities at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005
Accrued liabilities:
Accrued payroll and related expenses	$3,414	$2,489
Accrued inventory purchases	911	692
Accrued warranty	1,452	531
Accrued professional services	786	991
Accrued adverse purchase commitments	138	931
Other accrued expenses	1,504	1,800

	$8,205	$7,434

7. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Warranty accrual:
Beginning balance	$1,501	$590	$531	$381
Provision for warranty	74	55	1,102	1,039
Settlements made during the period	(123)	(32)	(181)	(807)

Ending balance	$1,452	$613	$1,452	$613

During the first two quarters of 2006, we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped during the three months ended September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of September 30, 2006, we maintain $0.8 million of warranty reserves for anticipated replacement costs of the parts sold to this customer prior to the third quarter of 2006.

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

8. Commitments and Contingencies

Purchase Commitments

At September 30, 2006, we had approximately $4.3 million in firm, non-cancelable and unconditional purchase commitments with our suppliers, including $0.1 million of adverse purchase commitments, which was included in accrued liabilities as of September 30, 2006.

Contingencies

We may be party to claims and litigation proceedings arising from time-to-time in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that we currently have any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations. There can be no assurance, however, that any such matters will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring license or royalty payments in the future, which may adversely impact gross margins.

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

9. Stock Option Plans

We have two stock option plans, the 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the “Plans”). The Plans provide for the granting of stock options to employees and consultants. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to our employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to our employees, non-employee directors and consultants. We no longer grant options under the 2000 Stock Plan. A total of 5,823,191 shares of common stock have been reserved for awards issuable under the 2004 Equity Incentive Plan, which further provides for an annual increase of 150,000 shares on each January 1.

Options under the Plans may be granted for periods of up to ten years. Under the Plans the exercise price of (i) an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The exercise price of an NSO under the 2004 Plan may be any price as determined by the board of directors. Options granted under the 2000 Stock Plan were exercisable immediately subject to repurchase options held by us which lapse over a maximum period of five years at such times and under such conditions as determined by the board of directors. We have an option to repurchase, in the event of a termination of the optionee’s employment relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. When the unvested shares were issued with a promissory note, we have a right to repurchase these unvested shares at the lower of the fair market value of our common stock as of the time the repurchase option is exercised and the original purchase price per share. To date, options granted generally vest over four years. As of September 30, 2006, approximately 56,000 shares of common stock granted under the 2000 Stock Plan were subject to repurchase.

The 2004 Plan also allows for the grant of restricted common stock. During the nine months ended September 30, 2006, the Board of Directors granted 0.2 million shares of restricted common stock to certain employees. No shares of restricted common stock were granted in 2005. We calculated compensation expense for restricted stock granted during the nine months ended September 30, 2006 based on the fair value of the common stock on the date of grant. We amortize such compensation expense over the vesting period of 2 years.

A summary of all options activity under the Plans is presented below (number of shares in thousands):

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balances at December 31, 2005	1,526	3,140	$12.63
Additional shares authorized	2,350	—
Options granted	(856)	856	32.13
Restricted shares granted	(216)	—	—
Options exercised	—	(416)	8.67
Options forfeited	109	(109)	27.77

Balances at September 30, 2006	2,913	3,471	17.44

	Options Outstanding at September 30, 2006				Options Exercisable at September 30, 2006
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.80 - $6.34	688	7.01	$3.19	$15,260	417	$2.75	$9,433
$6.49 - $12.65	762	8.16	11.72	10,401	291	11.77	3,958
$12.69 - $19.94	623	8.43	16.04	5,813	204	14.96	2,124
$19.95 - $24.52	536	9.22	21.79	1,919	81	20.91	361
$26.28 - $40.43	862	9.32	32.14	—	215	27.23	—

	3,471	8.43	17.44	$27,560	1,208	12.55	$15,487

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.37 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1.0 million.

The total intrinsic value of options exercised and total cash received from employees for those exercises during the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total intrinsic value of options exercised	$2,119	$1,531	$10,357	$4,313
Total cash received for option exercises	$525	$481	$3,603	$1,090

Deferred Stock-Based Compensation

During the three months ended June 30, 2005, we recorded deferred stock-based compensation of $0.2 million due to the difference between the exercise price and the estimated fair value of common stock. Deferred stock-based compensation is being amortized over the vesting period of four years. Beginning in fiscal 2006, stock-based compensation expense is calculated based on an estimated fair value under SFAS 123(R) and recognized over the remaining vesting periods. However, as the deferred stock-based compensation balance recorded as of December 31, 2005 related to the awards granted prior to our becoming a publicly traded company, the remaining balance of deferred stock-based compensation will continue to be accounted for under APB 25 and be amortized for the remaining vesting period. During the three and nine months ended September 30, 2006, we amortized $0.2 million and $0.7 million, respectively, of deferred stock-based compensation, which is included in the total stock-based compensation expense of $3.2 million and $8.7 million, respectively, for the same periods.

2004 Employee Stock Purchase Plan

In July 2004, we adopted the 2004 ESPP, which complies with the requirements of Section 423 of the Internal Revenue Code. The shares reserved under the 2004 ESPP are subject to an automatic increase on January 1 of each year in the number of shares equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of our common stock at the end of the preceding fiscal year. The 2004 ESPP permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. At our 2006 Annual Meeting of Stockholders held on May 18, 2006, our stockholders approved the reduction in the number of shares reserved under the 2004 ESPP by 700,000 shares, and the transfer of those reserved shares to our 2004 Equity Incentive Plan. As of September 30, 2006, approximately 77,000 shares had been issued under the Purchase Plan, and approximately 123,000 shares remain available for future issuance. The 2004 ESPP terminates in May 2014.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was allocated as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of revenues	$239	$387
Research and development	1,939	5,504
Selling, general and administrative	979	2,857

Total stock-based compensation expense	$3,157	$8,748

In addition, we capitalized approximately $0.2 million of stock-based compensation into inventory as of September 30, 2006, which represented indirect manufacturing expenses related to our inventory.

As of September 30, 2006, there was approximately $18.7 million of total unrecognized stock-based compensation cost, after estimated forfeitures, related to unvested employee stock options, restricted common stock and shares under the 2004 ESPP, which is expected to be recognized over an estimated weighted average amortization period of 2.83 years. The tax benefit, and the resulting effect on cash flows from operations and financing activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes Model, which was also the method used for the Company’s pro forma information required under FAS 123. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding, and assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company’s expected volatility assumption uses the historical volatility of the Company’s stock, as applicable for the expected term. The Company also used its historical stock price to determine the fair value of awards for purposes of its pro forma information under FAS 123. Since the Company does not pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The post-vesting forfeiture rate is based on the Company’s historical option cancellation and employee exercise information, as well as the historical information of similar sized companies in the same industry.

Valuation Assumptions

For the three and nine months ended September 30, 2006, the fair value of employee stock options granted under the 2004 Equity Incentive Plan and 2004 ESPP was estimated using the following weighted average assumptions:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Stock Option Plans:
Risk-free interest rate	4.87%	4.95%	4.67%	4.65%
Expected life of options	4.42 years	0.5 years	4.29 years	0.5 years
Expected dividend yield	0%	0%	0%	0%
Volatility	59%	59%	57%	58%

The weighted average fair value of employee stock options and shares purchased under the 2004 ESPP for the three and nine months ended September 30, 2006 were as follows:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted average estimated fair value	$12.51	$10.26	$15.91	$9.65

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to adopting SFAS No. 123(R), we made pro forma disclosures of the effects of stock-based compensation under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The pro forma effects of recognizing compensation expense under the fair value method on our net income per share for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income - as reported	$3,608	$11,456
Add: stock-based compensation expense included in reported net income	419	1,543
Deduct: stock-based compensation expense determined under fair value based method for all awards	(2,665)	(6,618)

Net income - pro forma	$1,362	$6,381

Net income per common share
As reported:
Basic	$0.20	$0.65

Diluted	$0.19	$0.61

Pro forma:
Basic	$0.08	$0.36

Diluted	$0.07	$0.34

For the three and nine months ended September 30, 2005, the fair value of employee stock options granted under the 2004 Equity Incentive Plan and 2004 ESPP was estimated using the following weighted average assumptions:

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Stock Option Plans:
Risk-free interest rate	3.74% - 4.18%	3.12%	3.47% - 4.18%	2.66%
Expected life of options	4 years	0.5 years	4 years	0.5 years
Expected dividend yield	0%	0%	0%	0%
Volatility	80%	80%	80%	80%

The weighted average fair value of employee stock option grants was $12.43 and $9.87 for the three and nine months ended September 30, 2005, respectively.

10. Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$3,445	$3,608	$(941)	$11,456
Currency translation adjustments	(45)	—	14	—

Comprehensive income (loss)	$3,400	$3,608	$(927)	$11,456

11. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of common stock of the Company. During the three and nine months ended September 30, 2006, we made lease payments of approximately $315,000 and $665,000, respectively, under this lease. On May 8, 2006, we and the landlord amended the lease agreement to increase the leased premises to approximately 42,000 square feet with an additional estimated cost of $1.4 million over five years.

12. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the end customer locations. The following is a summary of geographic information related to revenue for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
United States	52%	55%	54%	66%
Malaysia	34%	37%	32%	27%
Asia, excluding Malaysia	9%	5%	9%	4%
Other	5%	3%	5%	3%

	100%	100%	100%	100%

As of September 30, 2006 and December 31, 2005, the following customers accounted for more than 10% of our total accounts receivable:

	September 30, 2006	December 31, 2005
Solectron Corporation	44%	51%
Mitsui Comtek Corporation	—	12%

13. Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). We are required to adopt the provisions of EITF 06-03 beginning in 2007. We do not expect the provisions of EITF 06-03 to have a material impact on our our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective the first quarter of 2008 with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB 20 and FASB Statement 3,” for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will be required to adopt this interpretation by December 31, 2006. We do not expect the requirements of SAB 108 to have a material impact on our financial position and results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed below under the headings “Overview”, “Results of Operations,” “Liquidity and Capital Resources” and under the discussions of “Risk Factors” set forth under Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006 and under Part II, Item 1A below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

ACQUISITION OF CYPRESS SEMICONDUCTOR’S NETWORK SEARCH ENGINE PRODUCTS

On February 15, 2006, we completed the acquisition of Cypress Semiconductor Corporation’s (“Cypress”) Network Search Engine (“NSE”) products pursuant to an Agreement for the Purchase and Sale of Assets entered into on January 25, 2006, as amended. Upon closing the transaction, we acquired assets relating to Cypress’ NSE business, including all intellectual property related primarily to the acquired NSE business (including all intellectual property related to the Sahasra algorithmic technology), the NSE70000 and Ayama product families and all inventory and fixed assets for those product families (the “Business”). We did not acquire any of Cypress’ TCAM1, TCAM2, TCAM2-CR, TurboCAM or Toy Cam products and inventory.

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

Since the second half of 2003, we have experienced significant revenue growth caused by a rapid rise in new customer orders for our knowledge-based processors. Our total revenue increased by 253% from $13.5 million for fiscal 2003 to $47.8 million for fiscal 2004, and by 71% from fiscal 2004 to $81.8 million for fiscal 2005. Our total revenue for the nine months ended September 30, 2006 was $75.8 million.

As a fabless semiconductor company, our business is less capital intensive than others because we rely on third parties to manufacture, assemble, and test our products. In general, we do not anticipate making significant capital expenditures. In the future, as we launch new products or expand our operations, however, we may require additional funds to procure product mask sets, order elevated quantities of wafers from our foundry partners, perform qualification testing and assemble and test those products.

We employ a direct sales force as well as a sales representative network to sell our products. The majority of our revenue comes from customers headquartered in the United States; however, we also earn a significant amount from customers headquartered in countries outside the United States. All revenue to date has been denominated in U.S. dollars.

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

In general, we recognize revenue at the time of shipment to our customers or our international stocking sales representatives. Our revenue consists primarily of sales of our knowledge-based processors to networking OEMs and contract manufacturers. Initial sales of our products for a new design are usually made directly to networking OEMs. Once a design enters production, a networking OEM often outsources its manufacturing to contract manufacturers that purchase products directly from us.

As a consequence of the acquisition of NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to the distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to the distributor, revenues and costs relating to sales to the distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from the distributor that it has resold the products to our end customer.

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

Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiary in India, which are denominated in the local currency. The expenses incurred by our subsidiary in India, excluding any foreign currency remeasurement gains or losses which are recorded in other income and expense, were included in research and development expenses.

Beginning in fiscal 2006, our cost of revenue and operating expenses include stock-based compensation recorded in accordance with FAS 123R. For the three and nine months ended September 30, 2006, our cost of revenue, research and development and selling, general and administrative expenses included stock-based compensation of $3.2 million and $8.7 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There were no changes to our critical accounting policies and estimates included in our 2005 Annual Report on Form 10-K, except as noted below.

Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes Model”), consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net income, including stock-based compensation determined under a fair value method as prescribed by SFAS 123. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Revenue Recognition: We derive revenue mainly from product sales and, to a lesser extent, from engineering services. Except for shipments to one distributor, we recognize revenue from product sales upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions or return rights. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support, additional products or enhancements. Customers, other than the distributor discussed below, have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

As a consequence of the acquisition of NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to the distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to the distributor, revenues and costs relating to the sales to the distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from the distributor that it has resold the products to our end customer.

From time-to-time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

Results of Operations

Comparison of Three Months ended September 30, 2006 to Three Months ended September 30, 2005

Revenue, cost of revenue and gross profit

The table below sets forth data regarding fluctuations in revenue, cost of revenue and gross profit data for the three months ended September 30, 2006 and the three months ended September 30, 2005 (in thousands, except percentage data):

	Three Months ended September 30, 2006	Percentage of Revenue	Three Months ended September 30, 2005	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$26,634	100.0%	$20,029	100.0%	$6,605	33.0%
Cost of revenue	10,350	38.9%	7,796	38.9%	2,554	32.8%

Gross profit	$16,284	61.1%	$12,233	61.1%	$4,051	33.1%

Revenue. The increase in total revenue during the three months ended September 30, 2006 resulted from the continued growth in sales of our knowledge-based processors and from sales of products associated with the purchase of the Cypress NSE Business. During the three months ended September 30, 2006, the volume of our knowledge-based processor shipments increased approximately 52% over the same period a year ago. The increase in our knowledge-based processor sales for the three months ended September 30, 2006 was driven by a $1.2 million increase in the sales of our NL6000 products, which were introduced in early 2005, as well as a $3.2 million increase in sales of our NL5000 products over the same period last year. Revenue for the three months ended September 30, 2006 also included approximately $2.2 million of sales of the acquired NSE products. Although shipments of knowledge-based processors increased and we added NSE products sales, the average selling price of our products declined in the most recent quarter, primarily because of the lower average selling prices of the acquired NSE products, which was 68% lower than that of our knowledge-based processor products during the period.

Revenue from sales to Cisco and its contract manufacturers represented 63% of total revenue for the three months ended September 30, 2006 compared to 70% during the three months ended September 30, 2005.

During the latter part of the quarter ended September 30, 2006, inventory level adjustments at some of our larger customers and slowing demand from our Japanese customers resulted in reduced levels of new orders and slower revenue growth. It appears to us that the inventory level adjustments were due to excess order placements by our customers in prior quarters to offset an anticipated shortage of organic substrates from suppliers used for some of our knowledge-based processors. It appears, however, that these suppliers did not experience such a shortage, and as a consequence of the excess order placements earlier in the year, some of our larger customers were left with excess inventory of our knowledge-based processors. We expect this inventory level adjustment, and weakening demand at our customers in Japan, to affect fourth quarter sales and orders, as well.

Cost of Revenue/Gross Profit/Gross Margin. The increase in cost of revenue and gross profit during the three months ended September 30, 2006 was primarily due to the continued growth in sales of our knowledge-based processors. Improvements in our production yields also contributed to the increase in gross profit. During the three months ended September 30, 2006 and 2005, we recorded a provision for excess and obsolete inventory reserve of $0.5 million and $0.7 million, respectively, for inventory that is not saleable.

The cost of revenue for the three months ended September 30, 2006 included $0.5 million of amortization of intangible assets acquired in connection with the acquisition of the Cypress NSE Business.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2006 and the three months ended September 30, 2005 (in thousands, except percentage data):

	Three Months ended September 30, 2006	Percentage of Revenue	Three Months ended September 30, 2005	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$9,593	36.0%	$6,240	31.2%	$3,353	53.7%
Selling, general and administrative	3,954	14.8%	2,637	13.2%	1,317	49.9%

Total operating expenses	$13,547	50.9%	$8,877	44.3%	$4,670	52.6%

Research and Development Expenses. Research and development expenses increased during the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to increases in stock-based compensation expense of $1.7 million, payroll related expenses of $1.0 million, of which $0.4 million was due to the acquisition of the Cypress NSE Business, masks and tooling expenses of $0.4 million, and consulting expenses of $0.1 million as we continue to invest in the development of the next generation knowledge-based processor products and other products. Depreciation expense increased by $0.1 million during the three months ended September 30, 2006 as we purchased software and other tools to support our research and development efforts. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The remainder of the fluctuation in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to increases in stock-based compensation expense of $0.8 million and payroll related expenses of $0.3 million. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The increase in payroll related costs was due to the increased headcount to support our growing operations primarily in the sales and marketing areas. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other income, net for the three months ended September 30, 2006 and the three months ended September 30, 2005 (in thousands, except percentage data):

	Three Months ended September 30, 2006	Percentage of Revenue	Three Months ended September 30, 2005	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income, net:
Interest income	$1,011	3.8%	$449	2.2%	$562	125.2%
Interest expense	—	0.0%	(68)	-0.3%	68	-100.0%
Other income/(expense), net	5	0.0%	(3)	0.0%	8	-266.7%

Total interest and other income, net	$1,016	3.8%	$378	1.9%	$638	168.8%

Interest and Other Income (Expenses), net. The net interest and other income of $1.0 million generated during the three months ended September 30, 2006 was primarily due to a higher average cash and investment balance, which balance increased from $60.5 million at September 30, 2005 to $84.0 million at September 30, 2006, during that period and higher market yields for our chosen investments. The higher average cash and investment balance during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to cash generated from operating activities.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Revenue, cost of revenue and gross profit

The table below sets forth data regarding fluctuations in revenue, cost of revenue and gross profit data for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 (in thousands, except percentage data):

	Nine Months ended September 30, 2006	Percentage of Revenue	Nine Months ended September 30, 2005	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$75,789	100.0%	$60,538	100.0%	$15,251	25.2%
Cost of revenue	29,380	38.8%	25,500	42.1%	3,880	15.2%

Gross profit	$46,409	61.2%	$35,038	57.9%	$11,371	32.5%

Revenue. The increase in total revenue during the nine months ended September 30, 2006 resulted from the continued growth in sales of our knowledge-based processors and from sales of products associated with the purchase of the Cypress NSE Business. During the nine months ended September 30, 2006, the volume of our knowledge-based processor shipments increased approximately 47% over the same period a year ago. The increase in our knowledge-based processor sales for the nine months ended September 30, 2006 was driven by a $3.1 million increase in the sales of our NL6000 products, which was introduced in early 2005, as well as a $6.1 million increase in the sales of our NL5000 products over the same period last year. Revenue for the nine months ended September 30, 2006 also included approximately $5.3 million from sales of the acquired NSE products. The average selling price of our products decreased as compared to in 2005 primarily due to lower average selling prices for the acquired NSE products, which was 73% lower than that of our knowledge-based processor products in the recent period.

Revenue from sales to Cisco and its contract manufacturers represented 60% of total revenue for the nine months ended September 30, 2006 compared to 76% during the nine months ended September 30, 2005.

Revenue for the nine months ended September 30, 2006 also included $0.6 million of NRE revenue. No such revenue was recorded in the same period last year. We do not expect to generate this type of revenue regularly; however, we may enter into agreements that will generate NRE revenue from time-to-time.

During the latter part of the nine months ended September 30, 2006, inventory level adjustments at some of our larger customers and slowing demand from our Japanese customers resulted in reduced levels of new orders and slower revenue growth. It appears to us that the inventory level adjustments were due to excess order placements by our customers in prior quarters to offset an anticipated shortage of organic substrates from suppliers used for some of our knowledge-based processors. In appears, however, that these suppliers did not experience such a shortage, and as a consequence of the excess order placements earlier in the year, some of our larger customers were left with excess inventory of our knowledge-based processors. We expect this inventory level adjustment, and weakening demand at out customers in Japan, to affect fourth quarter sales and orders, as well.

Cost of Revenue/Gross Profit/Gross Margin. The increase in cost of revenue and gross profit during the nine months ended September 30, 2006 was primarily due to the continued growth in sales of our knowledge-based processors. Improvements in our production yields also contributed to the increase in gross profit. During the nine months ended September 30, 2006 and 2005, we recorded a provision for excess and obsolete inventory reserve of $1.9 million and $2.8 million, respectively, for inventory that is not saleable. The cost of revenue during the nine months ended September 30, 2006 included an additional provision of warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped during the three months ended September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of September 30, 2006, we maintain $0.8 million of warranty reserves for anticipated replacement costs of the parts sold to this customer prior to the third quarter of 2006.

Cost of revenue for the nine months ended September 30, 2006 also included $1.6 million of amortization of intangible assets acquired in connection with the acquisition of Cypress’ NSE Business.

The NRE revenue of $0.6 million during the nine months ended September 30, 2006 had no associated cost, and accordingly generated 100% gross margin.

Gross margin for the nine months ended September 30, 2005 was benefited by $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated cost of revenue. This amount represented approximately 1.7% of the gross margin during the nine months ended September 30, 2005.

Operating expenses

The table below sets forth operating expense data for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 (in thousands, except percentage data):

	Nine Months ended September 30, 2006	Percentage of Revenue	Nine Months ended September 30, 2005	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$27,357	36.1%	$16,054	26.5%	$11,303	70.4%
In-process research and development	10,700	14.1%	—	0.0%	10,700	100.0%
Selling, general and administrative	11,557	15.2%	7,907	13.1%	3,650	46.2%

Total operating expenses	$49,614	65.5%	$23,961	39.6%	$25,653	107.1%

Research and Development Expenses. Research and development expenses increased during the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to increases in stock-based compensation expense of $4.9 million, payroll related expenses of $2.8 million, of which $1.2 million was due to the acquisition of Cypress’ NSE Business, masks and tooling expenses of $0.2 million, product development and qualification expenses of $0.1 million, and consulting expenses of $1.9 million as we continue to invest in the development of the next generation knowledge-based processor products as well as non-knowledge-based processor products. Depreciation expense increased by $0.5 million during the nine months ended September 30, 2006 as we purchased software and other tools to support our research and development efforts. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. As part of the purchase price allocation in connection with the acquisition of the Cypress NSE Business, we recorded an in-process research and development (“IPRD”) charge of $10.7 million during the nine months ended September 30, 2006 based upon our estimate of the fair values of assets acquired. We acquired only one IPRD project, which is related to the acquired Sahasra algorithmic technology, that has not reached technological feasibility, and has no alternative use. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of September 30, 2006, we have incurred total post-acquisition costs of approximately $0.6 million related to the IPRD project and estimate that an additional investment of approximately $2.5 million will be required to complete the project. We expect to complete the project by June 2007 and to benefit from it beginning in fiscal 2008, which is consistent with our original estimate.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to increases in stock-based compensation expense of $2.0 million, payroll related expenses of $0.9 million, and legal expenses of $0.5 million. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The increase in payroll related costs was due to the increased headcount to support our growing operations primarily in the sales and marketing areas. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other income, net for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 (in thousands, except percentage data):

	Nine Months ended September 30, 2006	Percentage of Revenue	Nine Months ended September 30, 2005	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income, net:
Interest income	$2,642	3.5%	$996	1.6%	$1,646	165.3%
Interest expense	—	0.0%	(203)	-0.3%	203	-100.0%
Other expense, net	(22)	0.0%	(8)	0.0%	(14)	175.0%

Total interest and other income, net	$2,620	3.5%	$785	1.3%	$1,835	233.8%

Interest and Other Income (Expenses), net. The net interest and other income of $2.6 million generated during the nine months ended September 30, 2006 was primarily due to the higher average cash and investment balance primarily from cash generated from operating activities during that period. We also earned higher market yields for our chosen investments.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, we adopted SFAS 123(R), on the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was allocated as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of revenue	$239	$387
Research and development	1,939	5,504
Selling, general and administrative	979	2,857

Total	$3,157	$8,748

As of September 30, 2006, there was approximately $18.7 million of total unrecorded stock-based compensation cost, after estimated forfeitures, related to unvested employee stock options, restricted common stock and shares under the 2004 ESPP, which is expected to be recognized over an estimated weighted average amortization period of 2.83 years. The Company capitalized $0.2 million of stock-based compensation expense relating to indirect manufacturing expenses into inventory as of September 30, 2006. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

Liquidity and Capital Resources

At September 30, 2006, our principal source of liquidity was our cash and investments which totaled $84.0 million, and which we believe is adequate for our operational needs for the foreseeable future.

The table below (in thousands) sets forth the key components of cash flow for the nine months ended September 30, 2006 and September 30, 2005:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net cash provided by operating activities	$16,244	$20,417
Net cash used in investing activities	$(19,909)	$(975)
Net cash provided by (used in) financing activities	$3,209	$(389)

Cash Flows during the Nine Months ended September 30, 2006

During the nine months ended September 30, 2006, our operating activities generated net cash of $16.2 million. During the period, we recorded non-cash items of $25.1 million primarily consisting of an in-process research and development charge of $10.7 million related to the acquisition of the Cypress NSE assets, stock-based compensation of $8.7 million and depreciation and amortization of intangibles of $3.8 million. Other sources of cash for operating activities during the nine months ended September 30, 2006 included an increase in accrued liabilities of $0.8 million primarily related to the timing of payments to our vendors. Cash was also generated from an increase in deferred revenue of $0.2 million relating to sales of certain products through one distributor. The cash generated was offset by the increase in accounts receivable of $3.8 million on higher sales of our knowledge-based processors during the period, an increase in inventory of $2.9 million primarily due to the addition of NSE products acquired from Cypress, an increase of $1.2 million in prepaid expenses and other assets primarily due to prepayment of directors’ and officers’ insurance premium, and a decrease in accounts payable of $1.0 million due to the timing of payments to our vendors.

Our investing activities used cash of $19.9 million during the nine months ended September 30, 2006, of which $18.7 million was for the purchase of short-term investments. The remaining $1.2 million was used to purchase computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $0.7 million during the remainder of fiscal 2006. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $3.2 million for the nine months ended September 30, 2006, primarily from stock option exercises. Cash provided by financing activities was offset by repayment of software license obligations.

Cash Flows during the Nine Months ended September 30, 2005

During the nine months ended September 30, 2005, our operating activities generated net cash of $20.4 million. For cash provided by operating activities, our primary source was net income of $11.5 million, which was adjusted for non-cash items of $5.9 million primarily related to depreciation, amortization of deferred stock-based compensation and provision for inventory reserves. The provision for inventory reserves of $2.8 million was primarily related to the write-off of approximately $2 million of inventory during the second quarter of 2005 for inventory of a specific part that we mutually agreed with our foundry supplier did not meet specifications. Cash was also generated from the decrease in accounts receivable of $2.8 million and the increases in accounts payable and accrued liabilities of $1.2 million and $1.9 million, respectively. The decrease in accounts receivable resulted from our continued effort to improve cash collections. The increases in accounts payable and accruals were primarily due to the growth of our overall operations and the timing of vendor invoice payments. The primary use of cash for operating activities during the nine months ended September 30, 2005 was for inventory, which increased as we ramped up our production volume in order to meet our customers’ increasing demand for knowledge-based processors.

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

Capital Resources

We believe that our existing cash and investments balance of $84.0 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company. For this purpose, we have a current effective universal shelf registration statement on Form S-3 under which we may sell up to $150 million of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions). We may sell these securities from time-to-time without prior announcement.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended September 30, 2006.

As of September 30, 2006, our principal commitments consisted of operating and capital lease payments, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$4,162	$631	$2,606	$926	$—
Capital lease and other obligations	2,650	1,333	1,317	—	—
Wafer purchases	4,272	4,272	—	—	—

Total	$11,084	$6,236	$3,923	$926	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we will incur other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not currently enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we were not involved in any unconsolidated SPE transactions.

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

In addition, under master purchase agreements signed with Cisco in November 2005, we agreed to indemnify Cisco and its contract manufacturers for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity obligation, our operating results, financial condition and cash flows may be adversely affected. We also agreed to provide Cisco and its contract manufacturers a warranty period of as much as five years (in the case of epidemic failure). To date, this extended warranty has not had a material impact on our results of operations or financial condition, based on our warranty analysis, which included an evaluation of our historical warranty cost information and experience.

Item 3 : Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2006, our investments consisted of money market funds and short-term U.S. government securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

Item 4: Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 87% and 93% of our total revenue during the nine months ended September 30, 2006 and 2005, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the nine months ended September 30, 2006 and 2005,

Cisco and its contract manufacturers accounted for 60% and 76% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We reported a net loss of $0.9 million during the nine months ended September 30, 2006, primarily as a result of recording a charge of $10.7 million for in-process research and developments costs associated with the acquisition of Cypress Semiconductor’s network search engine products. For the year ended December 31, 2005, we reported net income of $16.4 million. At September 30, 2006, we had an accumulated deficit of approximately $83.7 million. To operate profitably on a consistent basis, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

We do not expect to sustain our recent revenue growth rate.

We have recently experienced significant revenue growth. Specifically, our total revenue increased 25% to $75.8 million during the nine months ended September 30, 2006 from $60.5 million during the nine months ended September 30, 2005. In addition, our total revenue increased 71% to $81.8 million during the year ended December 31, 2005 from $47.8 million during the year ended December 31, 2004. We do not expect similar revenue growth rates in future periods. For example, our orders and sales growth declined during the latter portion of the third quarter of fiscal 2006, primarily due to inventory level adjustments by some of our larger customers who, it appears, had placed excess orders in prior quarters out of concern for a component shortage that did not occur. We expect the effects of such inventory level adjustments, as well as weakening demand in Japan, to reduce orders and revenue in the fourth quarter of fiscal 2006. You should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 77% and 81% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot work effectively with these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 46% of our total revenue during the nine months ended September 30, 2006, and for 34% of our total revenue during the same period of 2005. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

If our products are defective or malfunction, we could be subject to product warranty or product liability claims that could have significant related warranty charges or warranty reserves in our financial statements. Further, we may spend significant resources investigating potential product design, quality and reliability claims, which could result in additional charges in our financial statements until such claims are resolved. For example, during the nine months ended September 30, 2006, we have recorded additional warranty reserves while we investigate reports by one of our international customers of malfunctioning systems that include our knowledge-based processors. We cannot guarantee that the warranty reserves will either increase or decrease in future periods. While we have insurance for product liability claims for matters other than product warranty, we may not have sufficient insurance coverage for all of the claims that may be asserted against us. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

We also rely on third parties for other products and services, including the packages, assembly and testing of our products, and any failure by third parties to provide the tools and services we require could limit our growth and adversely affect our future operating results.

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

We also rely on third party component suppliers to provide custom designed integrated circuit packages for our products. In some instances, these package designs are provided by a single supplier. Our reliance on these suppliers involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. We currently do not have long-term supply contracts with all of these package vendors. As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver packages of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our delivery commitments and adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, these packages may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements or the anticipated requirement of our customers. For example, our orders and sales growth declined during the latter portion of the third quarter of fiscal 2006, primarily due to inventory level adjustments by some of our larger customers who, it appears, had placed excess orders in prior quarters out of concern of an anticipated component shortage at a package supplier to us.

I tem 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On August 1, 2006, we granted options to purchase a total of 37,500 shares of common stock to non-executive employees, which grants were not made pursuant to our 2004 Equity Incentive Plan and were not registered under the Securities Act of 1933. All the stock options have an exercise price equal to the fair market value on the grant date. The options have a 10 year term and vest over four years as follows: 25 percent on the anniversary of the vesting commencement date, and with respect to one thirty-sixth of the remaining shares subject to such option at the end of each calendar month thereafter, subject in all instances to the optionee’s continuous employment with the Company.

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

Item 5. Other Information

On October 24, 2006, NetLogic Microsystems, Inc. (“NetLogic”) appointed Shigeyuki Hamamatsu as its Interim Chief Financial Officer in addition to his duties as NetLogic’s corporate controller. Mr. Hamamatsu will serve in this interim capacity while Donald Witmer, NetLogic’s Chief Financial Officer and Vice President, is on medical leave. Mr. Hamamatsu’s interim appointment will end upon Mr. Witmer’s return to NetLogic. In connection with the interim appointment of Mr. Hamamatsu, NetLogic granted Mr. Hamamatsu an option to purchase up to 10,000 shares of NetLogic’s common stock in recognition of his additional duties and responsibilities. Mr. Hamamatsu will remain eligible to participate in NetLogic’s incentive bonus plan at an amount to be determined at a later date by the compensation committee of the board of directors of NetLogic.

On October 31, 2006, in accordance with Nasdaq Marketplace rule 4350(i)(l)(A)(iv), our board of directors granted options to purchase a total of 49,800 shares of common stock to 5 new non-executive employees of the Company as an inducement material to each individual’s entering into employment with the Company. All the stock options have an exercise price equal to the fair market value on the grant date. The options have a 10 year term and vest over four years as follows: 25 percent on the anniversary of the vesting commencement date, and with respect to one thirty-sixth of the remaining shares subject to such option at the end of each calendar month thereafter, subject in all instances to the optionee’s continuous employment with the Company.

Item 6. Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: November 8, 2006	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 8, 2006	By:	/s/ SHIGEYUKI HAMAMATSU
Shigeyuki Hamamatsu
Interim Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification