Form 10-K
period 2006-12-31
NETLOGIC MICROSYSTEMS INC
filed 2007-03-02
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 961-6676

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	Global Select Market of the NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Series AA Junior Participating Preferred Stock, $0.01 par value per share	None

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $653,772,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2007
Common Stock, $0.01 par value per share	20,499,919 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2007 Annual Meeting of Stockholders to be held on or about May 18, 2007 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NETLOGIC MICROSYSTEMS, INC.

FISCAL 2006 FORM 10-K

PART I

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risks Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Qualitative and Quantitative Disclosures About Market Risk” below. All forward-looking statements in this report are based on information available to us as of the date of this report, and we assume no obligation to update any such forward-looking statements. The information contained in this report should be read in conjunction with our condensed financial statements and the accompanying notes contained in this report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

ITEM 1.	BUSINESS.

Overview

We are a semiconductor company that designs, develops and markets high performance knowledge-based processors for a variety of advanced wireline and wireless networking systems, such as routers, switches, wireless infrastructure equipment, network security appliances, network access equipment and networked storage devices. Our knowledge-based processors accelerate a wide variety of complex functions to enable emerging quad-play networks and services, or the convergence of voice, video, data and mobility over a single unified Internet Protocol infrastructure.

Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge or signature database containing information on the network, as well as applications and content that run on the network to make complex decisions about individual packets of information traveling through the network. Our knowledge-based processors significantly enhance the ability of networking original equipment manufacturers, or OEMs, to supply network service providers with systems offering more advanced functionality for the Internet, such as high-definition video delivery over the Internet, or IPTV, voice transmission over the Internet, or VoIP, unified threat management, or UTM, virtual private networks, or VPNs, rich content delivery over mobile wireless networks, and streaming video and audio.

Our knowledge-based processors incorporate advanced technologies that enable rapid processing, such as a superscalar architecture, which uses parallel-processing techniques, and deep pipelining, which segments processing tasks into smaller sub-tasks, for higher decision throughput. These technologies enable wireline and wireless networking systems to perform a broad range of network-aware and content-aware processing functions, such as application-based routing, UTM network security, intrusion detection and prevention, virus inspection, access control for network security, prioritization of traffic flow to maintain quality of service, or QoS, and statistical measurement of Internet traffic for transaction billing.

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

Our products are designed into systems offered by leading networking OEMs, including AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc. We organized our business in 1995 as a California limited liability company and, incorporated in Delaware in 2000.

The packet processing requirements of new quad-play internet traffic, driven by the convergence of voice, video, data and mobility, continue to increase, and we made a number of significant product announcements in 2006 to support our continued focus on enabling quad-play networks and services. In our core business of Layer 3-4 knowledge-based processing, we announced the availability of our NL6000XS, which is the high-speed, 500MHz version of our previously announced NL6000 processor family. In October of 2006, we also announced the NL71024, the first member of our NL7000 family of processors and the first knowledge-based processor in the industry to support over one million Internet Protocol version 4, or IPv4 entries. This product also incorporates a new circuit design and architecture for advanced dynamic power management, delivering to our customers a new level of performance per Watt. The NL7000 family of knowledge-based processors also incorporates new functionality for the acceleration of Internet Protocol Version 6 (IPv6) traffic. This new feature is particularly important as quad-play functionality, and especially IP-over-mobile, is poised to drive a dramatic increase in the amount of IPv6 traffic over the next several years.

We also made initial sample deliveries of our newest knowledge-based processor, the NL8000, and we secured two design wins for this product with our largest customer. Both the NL7000 and NL8000 processors are multi-hundred million transistor designs with a large amount of complexity due to the advanced pipeline architecture and performance optimization, the new features sets and functionality, the dynamic power management implementation, and the new interface technology necessary to achieve the 40-50 Gigabits per second throughput required of these devices. Despite this complexity, the NL8000 achieved 100% of its performance and functionality targets with first silicon.

In January 2006, we announced the launch of our NETL7™ family of Layer 7 knowledge-based processors that accelerate content processing and signature recognition tasks for enterprise and carrier-class networks, and are used to perform wire-speed content inspection of packets traveling through the network. This family of products extends the processing capabilities of our knowledge-based processors into the packet payload, thereby enabling the design and deployment of next-generation networking systems that can make packet processing decisions based on an awareness of the packet content.

We also introduced in 2006 two new products to our entry-level NETLite™ processor product line. The first, the NL3280GLQ, brings a new level of performance and functionality to merchant network processors using the network processor forum LA-1 standard bus interface, which is a widely adopted interface in entry-level switches and routers. The NL3280GLQ processor is a turnkey project designed by the company’s rapidly growing India Design Center (IDC) located in Bangalore, India. In November 2006, we introduced a new low-power version of the NL3140 NETLite processor, which is specifically designed for cost-sensitive, high-volume applications, and we successfully penetrated our largest customer, Cisco Systems, with this new product family.

On February 15, 2006, we completed the acquisition of Cypress Semiconductor Corporation’s (“Cypress”) Network Search Engine (“NSE”) products pursuant to an Agreement for the Purchase and Sale of Assets entered into on January 25, 2006, as amended. Upon closing the transaction, we acquired assets relating to Cypress’ NSE business, including all intellectual property related primarily to the acquired NSE business (including all intellectual property related to the Sahasra™ algorithmic technology), the NSE70000 and Ayama product families and all inventory and fixed assets for those product families\. We did not acquire any of Cypress’ TCAM1,

TCAM2, TCAM2-CR, TurboCAM or Toy Cam products and inventory. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the Ayama™ 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market.

Industry Overview

Networking Market Overview

The Internet continues to grow and evolve to accommodate the continued increase in the amount of digital media content available and to provide converged support for the quad-play applications of voice, data, video and mobility over a single unified Internet Protocol, or IP, infrastructure. These applications include:

•	Voice transmission over the Internet, or VoIP;

•	Video on demand, or VoD, including television programming, movies and other media interactively streamed into homes and businesses over the Internet, known as Internet Protocol television, or IPTV;

•	On-line gaming;

•	Filtering of malware (e.g., virus, spyware and spam) and intrusion attempts;

•	Music, picture and video file downloading and sharing;

•	Email communications;

•	E-commerce;

•	Music, picture and video file downloading and sharing to mobile devices such as cell phones and portable music/video devices; and

•	Internet Web-surfing and video portal viewing, such as You-Tube, delivered over the IP infrastructure to cell phones and other mobile devices.

Due to the rapid growth and demands to support quad-play applications, there has been significant expansion of the global networking infrastructure using advanced packet-switching protocols, which are the data formats that enable communication among the systems within the network. These networking systems, based upon packet-switching protocols, transport packets of information through the network. The most common packet-switching protocol is the Internet Protocol.

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

Trend Towards Network-aware and Content-aware Processing

Rapid growth of voice, video and data traffic, as well as the greater complexity created by the convergence of these types of traffic, increasingly challenge OEMs to offer systems that enable network service providers to introduce new services over the Internet, such as Layer 7 networking, VoIP, VPNs, UTM network security, video on demand, streaming video and audio, music file downloading and filtering of computer viruses and intrusion attempts. In particular, networking OEM systems must increasingly make complex decisions about individual packets of information using knowledge about the overall network, which includes the method and manner in which networking systems are interconnected, as well as traffic patterns and congestion points, connection availability, user-based privileges, priorities and other attributes, as well as knowledge about the content carried by or applications that use the network. Using this knowledge of the network to make complex decisions about individual packets of information involves network awareness, while using knowledge of packet content to make complex decisions about individual packets of information involves content awareness. Network awareness and content awareness include the following:

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

Several powerful trends are driving greater demand for network-aware and content-aware processing:

•

Increasing Internet traffic drives the need for higher bandwidth. New quad-play applications continue to emerge, including applications for MP3 audio file sharing and downloading peer-to-peer voice and video communications, and broadband video streaming, such as IPTV, to computers, mobile phones, portable media players, and other devices. These new applications require greater speed for effective transmission, which is driving the need for higher bandwidth. To satisfy these needs, routers, switches and other networking systems must have the ability to make rapid forwarding decisions that determine what further processing should be done for the packet, identify where the packet should be sent to next and rapidly transport the packet to the destination port. For example, edge and metro networking speeds have evolved from 1 Gigabit per second, or 1 Gb/s, to 2.5 Gb/s and 10 Gb/s, with 10Gb/s currently representing the fastest growing segment. We expect that as home and enterprise networks upgrade from Fast Ethernet (100 Mb/s) to Gigabit Ethernet (1Gb/s), and as wireless fidelity, or Wi-Fi, connections migrate from 802.11b (11Mb/s) to 802.11n (540Mb/s) specifications developed by the Institute of Electrical and Electronic Engineers, or IEEE, this will further drive the switch and router market to 10Gb/s to more effectively aggregate these IP nodes that feed into the network.

•

Increasing network security requires additional packet inspection. In order to make IP networks more secure, security technologies are being deployed at various points within the global networking infrastructure. For example, in the enterprise network, features are being added to secure specific links using VPNs, intrusion prevention systems, anti-virus gateways and access control lists. VPNs prevent eavesdropping on a secured communications link that is established between two devices and access control lists enable network service providers to permit or deny access to certain destinations. Intrusion prevention systems and anti-virus gateways scan the contents of IP traffic to search for, identify and block malicious attacks on the network and end-user devices. To implement these features, additional packet inspection is needed, which is typically more complex than the basic processing for forwarding decisions. These features require more information to be stored in the knowledge database and to be subsequently extracted for processing. Additionally, increasing and improving levels of security drives a need for greater processing of the packet payload thereby increasing required processing speeds.

•

Convergence of voice, video, data and mobility requires enhanced QoS. Convergence of voice, video, data and mobility requires enhancement of the IP network infrastructure, as these new services have more stringent performance requirements than traditional packet data. For example, delay in the transmission of a packet, or latency, would significantly degrade the quality of voice and video communications. To support more advanced communications, the network needs to treat packets of data in the IP network differently by assigning them a specified QoS level. For example, packets that require time-critical delivery can be assigned a higher priority for transmission, thereby reducing latency.

•

Proliferation of Internet-connected devices requires more complex processing capabilities and larger knowledge databases. Each Internet-connected device, including computers, handheld personal digital assistants and data and video-enabled mobile phones, is assigned an IP address. The significant increase in the number of such devices has led to a corresponding increase in the number of devices that networking systems need to support, requiring larger knowledge databases. In addition, in an effort to accommodate the connection of more devices to the Internet, the networking industry is moving to Internet Protocol version 6, or IPv6, which will increase the length of each IP address, requiring significantly more complex network-aware and content-aware processing to support larger knowledge databases.

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

We continue to benefit from these trends as our total revenue for the fiscal year ended December 31, 2006 was $96.8 million, which increased 18% over fiscal 2005, and our cash for the fiscal year ended December 31, 2006 was $89.9 million, which increased 37% over fiscal 2005. Based on information available to us, we believe that our 2006 revenue represented approximately 30% of the total available Layer 2-4 market for knowledge-based processors and NETLite processors.

We expect the trends towards networks-aware and content-aware processing to continue to create significant opportunities for us. For example, we closed a record number of 34 new design wins in 2006, entered the Layer 7 market, broadened our presence in VoIP, and enhanced our presence in the IPTV market by having Motorola and Ericsson as customers. To take advantage of, and effectively compete for new opportunities, we pursue an aggressive product development strategy to improve the features, functions, performance, quality, reliability and manufacturability of our product solutions. For example, in 2006, we brought to market four significant new products: our NL6000XS, NL7000, NL8000 and NETL7 Layer 7 knowledge-based processor families.

Quad-play applications are the converged support for voice, data, video and mobility over a single unified IP infrastructure. Examples are voice-over-IP for cable, IPTV delivered over fiber or VDSL and video delivered over wireless networks to mobile devices. We continue to see increasing demand from the carrier space with the deployment of more sophisticated network infrastructure to support the delivery of these quad-play applications. To support quad-play applications, this new infrastructure requires more complex routing intelligence and significantly more quality of service and security functionality. The combination of these features is driving increasing content of knowledge-based processors into the edge and metro Ethernet markets, and is even driving the deployment of our products into IP aggregation and IP access equipment.

The fourth leg of quad-play is support of mobile devices, such as cell phones, over the IP infrastructure. With the advent of 3G, 3.5G and Super 3G, cell phones now have the ability to receive streaming audio and video, as well as music, movie and TV downloads and high-speed access to the Internet.

The higher data rates and richer feature sets demanded by quad-play applications are driving increasing knowledge-based processor content into the mobile wireless infrastructure space. We expect the second generation advanced 3.5G and Super 3G deployments to push advanced data networking equipment with knowledge-based processor content closer to the subscriber, increasing the volume and addressable market for our products.

In addition, research and development for 4G wireless indicate potential growth in demand for our products through innovations such as all-IPv6 networks and the use of Voice-over-IP for voice traffic. We expect this all-IP network, coupled with even higher data rates, to result in a large deployment of 10Gbps wireless edge routers. Due to the larger record sizes of IPv6 route tables, there will be more knowledge-based processor content in these new wireless edge routers. Also, with 4G wireless, integrated network security will become increasingly important, we expect most carriers to implement widespread malware protection and intrusion prevention in their 4G access networks.

Our Strategy

Our objectives are to be the leading provider of network-aware and content-aware processing solutions to networking OEMs and to expand into new markets and applications. To achieve these goals, we are pursuing the following strategies:

Maintain and Extend our Market and Technology Leadership Positions. We were the first supplier of knowledge-based processors with approximately 256 IPv6 database entries and 1 million IPv4 data entries, the first supplier to achieve 1.0 Volt operation of knowledge-based processors for lower power dissipation, and the first supplier to achieve operating frequencies of up to 500 MHz. We are the first supplier of content processors that are capable of processing application networking and security functions with a single 10 Gigabit-per-second engine. We intend to expand our market and technology leadership positions by continuing to invest in the development of successive generations of our knowledge-based processors to meet the increasingly high performance needs of networking OEMs, and acquire such capabilities through strategic partnerships and purchases of other businesses when we encounter favorable opportunities. We intend to leverage our engineering capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high performance circuit design, custom circuit layout, high performance I/O interfaces, and applications engineering. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our processors.

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

Capitalize on Highly Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus greater resources on product development. We work closely with our wafer foundries to incorporate advanced process technologies in our solutions to achieve higher levels of performance and reduced cost. These technologies include advanced complementary metal oxide semiconductor, or CMOS, implemented in a 0.13, 0.11 and 0.09 and below micron logic process flow, with up to eight layers of copper interconnect and 300 millimeter wafer sizes. Our business model allows us to benefit from the large manufacturing investment of our wafer foundries who are able to leverage their investment across many markets.

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

To enable network and content awareness for a variety of advanced networking systems, such as routers, switches, network access equipment and networked storage devices, we offer high performance knowledge-based processors. Our knowledge-based processors use an advanced processor architecture and a large knowledge or signature database to make complex decisions about individual packets of information traveling through the network. These features enable advanced processing across a variety of classes of packet processing, including access control for network security, prioritization of packets to maintain QoS and statistical measurement of Internet traffic for transaction billing. In addition, we design our products by connecting individual transistors and we use a full-custom layout flow to define precisely how circuits are constructed in silicon, enabling us to optimize circuit design, minimize chip size and reduce power dissipation of our integrated circuits.

Key features of our products include:

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

Expandable Processing Resources. We offer knowledge-based processors that can process packets using knowledge databases containing up to approximately 256,000 IPv6 database entries or 1 million IPv4 database entries on a single integrated circuit. Additionally, our customers can interconnect multiple knowledge-based processors, which extends the usable knowledge database to up to approximately 1 million IPv6 database entries or 8 million IPv4 database entries. This allows our OEM customers’ products to support a range of decision-making capacities that scales with end-user requirements. This feature becomes more critical as the number of devices connected to the Internet increases and networking OEMs deploy IPv6, creating the need for additional processing resources and larger knowledge databases to support longer IP addresses.

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

Systems-Level Solutions for Enhanced Design Flexibility and Rapid Time-to-Market. To encourage our customers to design our processors into their products and to assist their design efforts, we offer various systems-level solutions. These include designs for programmable products that interface a customer’s custom integrated circuits with our processors, software and firmware to program our processors and products that interface with our processors, and design tools and environments and reference designs that facilitate the incorporation of our processors into a customer’s system. We do not charge our customers for providing these system-level solutions.

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

We offer a broad range of our knowledge-based processors in two main product families: Layer 3-4 knowledge-based processors for use in routers, switches, network access equipment and networked storage devices; and Layer 7 knowledge-based processors for use in Layer 7 application switches and routers, UTM appliances, intrusion detection and prevention systems, and anti-virus gateways. To help reduce development time and cost, our knowledge-based processors are offered with the Cynapse™ Software Platform for customers to more easily integrate these processors into their systems. Cynapse is a single software environment that includes APIs, simulation models, device drivers, reference applications, and diagnostic code.

Layer 3-4 Knowledge-based Processors

We offer Layer 3-4 knowledge-based processors with either a proprietary interface or with an NPU interface.

Proprietary Interface Knowledge-based Processors—NL5000, NL6000, NL7000 and NL8000 Families. Our proprietary interface knowledge-based processors are used primarily by networking OEMs developing their own packet processors. Our products operate in conjunction with an OEM-developed custom integrated circuit or a programmable logic device, such as a field programmable gate array, and feature a proprietary interface that provides advanced interface technology to enable networking OEMs to meet their demanding system performance requirements.

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

We introduced our first family of proprietary interface knowledge-based processors to the market in the second quarter of 2002. These knowledge-based processors operate from a 1.0 Volt power supply for reduced power consumption and support a knowledge database of up to approximately 256,000 IPv6 database entries to 1 million IPv4 database entries with throughput of up to 40 Gigabits per second. These knowledge-based processors also support advanced features for improved fault tolerance that help maintain the data integrity of the knowledge database by providing built-in circuitry to detect faults in the knowledge database.

We also provide versions of our proprietary interface knowledge-based processors that work with proprietary custom integrated circuits and application software developed by or in collaboration with Cisco.

NPU Interface Knowledge-based Processors—NL5000GLQ and NL6000GLQ Families. Our NPU interface knowledge-based processors are designed to interface directly to NPUs, such as those provided by Intel Corporation, and merchant silicon Gigabit Ethernet switches. They incorporate architectural features that simultaneously support multiple NPUs and NPU-based designs, resulting in more rapid packet processing. These features enable a single knowledge-based processor to make network-aware decisions for both incoming and outgoing communications line channels.

We introduced our NPU interface knowledge-based processors, which are designed in a 0.13 micron TSMC logic process, to the market in the first quarter of 2004. These processors operate from a 1.0 Volt power supply for reduced power consumption and support a knowledge database of up to approximately 512,000 records with performance of up to 125 million decisions per second.

Layer 3-4 Knowledge-based Processors Under Development. We are actively developing proprietary interface and NPU interface knowledge-based processors using CMOS logic manufacturing processes with geometries of less than 0.09 microns with up to eight layers of copper interconnect. These new designs, if successfully developed, will enable us to offer knowledge-based processors that feature higher levels of performance, including additional functionality developed in close cooperation with our customers to improve application-specific performance.

Layer 7 Knowledge-based Processors

In January 2006, we announced the launch of our NETL7™ family of Layer 7 knowledge-based processors. The first product in the NETL7 family is the NLS1000 content processor that accelerates content processing and signature recognition tasks for enterprise and carrier-class networks, and is used to perform 10 Gigabits per second wire-speed content inspection of packets traveling through the network. The NLS1000 content processor extends the processing capabilities of our knowledge-based processors into the packet payload, thereby enabling the design and deployment of next-generation networking systems that can make packet processing decisions based on an awareness of the packet content. Typical applications for the NLS1000 content processor include Layer 7 application switches and routers, mobile wireless infrastructure equipment, unified threat management appliances, intrusion detection and prevention systems and malware protection gateways. We recently started shipping revenue-generating development kits to customers, and were awarded two design wins for the NETL7 products with one of the world’s largest providers of enterprise security solutions and services. We expect to ship revenue generating NETL7 processors in the second half of 2007.

Sahasra™ Knowledge-based Processors

The Sahasra™ family of knowledge-based processors uses advanced algorithms to achieve low power dissipation, and is particularly well suited for applications using exact match or longest-prefix match functions. This family of devices scales up to 1.5 million IPv4 entries in a single device.

NETLite™ Processors

Our NETLite™ NL3000 processor product family is specifically designed for cost-sensitive, high-volume applications such as entry-level switches, routers and access equipment. The NETLite processor family leverages circuit techniques developed and refined during the design of our knowledge-based processor families, and benefits from die size optimization, lower power dissipation and redundant computing techniques. In addition, the NETLite processor’s simplified pipeline architecture allows for lower cost manufacturing and assembly in less expensive packages than our knowledge-based processors, and allows for lower cost system designs. As such, the NETLite processors are ideal for entry-level systems that do not require the advanced parallel processing and deep pipelining performance of our high-end knowledge-based processors.

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

Our Ayama™10000 and Ayama 20000 are high-performance, pipelined, synchronous processors for use with ASIC/FPGA designs. These processors are offered in densities ranging from 128K to 512K IPv4 entries, and include differentiated features such as Mini-Key™ power management. The Ayama 20000 processors incorporate all the features of the Ayama 10000 processors and work seamlessly with industry-leading NPUs. To help reduce development time and cost, the Ayama processors are also offered with the Cynapse Software Platform for customers to more easily integrate these processors into their systems.

Legacy Products

We continue to support our legacy network search engines, which include the NSE1000 through NSE4000 and the newly acquired NSE70000 network search engine families and the NSE3128GLM network search engines, a device that interfaces directly to certain NPUs from Applied Micro Circuits Corporation. We introduced our network search engine products between 1998 and 2001. These products are fabricated by UMC or TSMC using a range of process technologies from 0.35 micron to 0.15 micron.

We also continue to support a legacy classification and forwarding processor, or CFP product, that provides certain advantages over NSEs for particular classes of packet processing commonly used in networking systems.

We introduced the CFP, which is fabricated by UMC using a 0.25 micron process, to the market in the second quarter of 2000. We continue to research CFP technology and may incorporate it into a future knowledge-based processor product.

Customers

The markets for networking systems utilizing our products and services are mainly served by large networking OEMs, such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

We work with these and other networking OEMs to understand their requirements, and provide them with solutions that they then qualify and, in some cases, specify for use within their systems. While we sell directly to some networking OEMs, we also provide our products and services indirectly to other networking OEMs through their contract manufacturers, who in turn assemble our products into systems for delivery to our OEM customers. Sales to contract manufacturers accounted for 78%, 79% and 78% of total revenue in 2006, 2005 and 2004, respectively. Sales of our products are made under short-term, cancelable purchase orders. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

We also provide our products and services indirectly to our OEM customers through distribution and our international stocking sales representatives. Our stocking sales representatives are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S. These international stocking sales representatives generally exclusively service a particular foreign region or customer base, and purchase our products pursuant to cancelable and reschedulable purchase orders containing our standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. To date, our international stocking sales representatives have returned a small number of defective products to us. Our international stocking sales representatives may also act as a sales representative and receive commissions on sales of our products. Our international stocking sales representatives include Bussan Microelectronics Corporation/Mitsui Comtek Corporation and Lestina International Limited. Sales through our international stocking sales representatives accounted for 13%, 13% and 12% of total revenue in 2006, 2005 and 2004, respectively. While we have purchase agreements with our international stocking sales representatives, our international stocking sales representatives do not have long-term contracts with any of our OEM customers that use our products and services.

On November 7, 2005, we entered into master purchase agreements with each of Cisco Systems, Inc. and Cisco Systems International B.V. Cisco, who together with their contract manufacturers, are our largest customers. Pursuant to these agreements, we agree to supply to Cisco (including its subsidiaries and contract manufacturers) certain of our products for incorporation into Cisco’s products. These agreements set forth the general business terms and conditions applicable to our sales to Cisco.

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

In 2006, 2005 and 2004, Cisco, including its contract manufacturers, accounted for 61%, 74% and 73% of our total revenue, respectively. Cisco accounted for a smaller distribution of our total sales in 2006 as we increased our customer diversification. Notably, Alcatel-Lucent became a 10% customer, by revenue, in our fourth fiscal quarter of 2006. We expect to continue to further diversify our customer account base in 2007.

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

We market and sell our products through our direct sales force and through approximately 14 independent sales representatives and one distributor throughout the world. Our direct sales force is dedicated to enhancing relationships with our customers. We supplement our direct sales force with independent sales representatives, who have been selected based on their understanding of the networking systems market and their level of penetration at our target OEM customers. We also use application engineers to provide technical support and design assistance to existing and potential customers.

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

We operate in one business segment and sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue:
United States	$46,227	$54,952	$44,700
Malaysia	31,632	21,349	—
Asia, excluding Malaysia	11,783	4,418	2,037
Other	7,164	1,040	1,096

Total	$96,806	$81,759	$47,833

Research and Development

We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of networking OEMs. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. In 2005 we opened a design center in Bangalore, India to accelerate introduction of our product development. As of

December 31, 2006, we had approximately 100 full-time employees engaged in research and development worldwide. Our research and development expense was $36.6 million, $21.9 million and $19.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Our principal wafer foundry is TSMC in Taiwan, and we also use UMC in Taiwan. We are actively involved with product development on next-generation processes, and are designing products on TSMC’s most advanced logic processes. The latest generation of our products employs up to eight layers of copper interconnect and 300 millimeter wafer sizes.

Our products are designed to use industry standard packages and be tested using widely available automatic test equipment. We develop and control product test programs used by our subcontractors based on our product specifications. We currently rely on ASAT Holdings Limited in Hong Kong, Amkor Technology, Inc., Advanced Semiconductor Engineering, Inc. in Taiwan, King Yuan Electronics Co., Ltd. in Taiwan, ISE Labs, Inc. and Viko Test Lab in the U.S. to assemble and test our products. We also have an office in Taiwan that employ local personnel to work directly with our Asian wafer manufacturers and assembly and test houses to facilitate manufacturing operations.

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

Competition

The markets for our products are highly competitive. We believe that the principal bases of competition are:

•	processing speed;

•	power dissipation;

•	capacity of the knowledge or signature database that can be processed;

•	advanced product features allowing OEM and system customer product differentiation;

•	price;

•	product availability and reliability;

•	customer support and responsiveness;

•	timeliness of new product introductions; and

•	credibility of supplier to design and manufacture product.

We believe that we compete favorably with respect to each of the bases identified above. However, some of our larger competitors have greater financial resources and a longer track record as a semiconductor supplier than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. Within our target market, we primarily compete with certain divisions of Integrated Device Technology, Inc. and Renesas Technology, Corp. In the new Layer 7 target market, we believe that companies focusing on developing content processors and software, whether for their internal use or for sale to other parties, that accelerate Layer 7 pattern and signature recognition tasks for enterprise and carrier-class networks targeting multi-Gigabit per second wire-speed content inspection of packets will be our principal competitors. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, including large integrated device manufacturers, and innovative start-up semiconductor design companies.

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

As of February 21, 2007, we held 172 issued U.S. patents, 8 issued foreign patents, and numerous patent applications pending in the U.S and abroad. We may not receive any additional patents as a result of these applications or future applications. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

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

Employees

As of December 31, 2006, we had 170 full-time employees, including 108 in research and development, 28 in operations, 23 in sales and marketing and 11 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 85%, 93% and 86% of our total revenue during the year ended December 31, 2006, 2005 and 2004, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. Year-over-year sales of our knowledge-based processors increased 8% from 2005 to 2006. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future or that the demand for our customers’ systems will increase as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of networking OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the year ended December 31, 2006, 2005 and 2004, Cisco and its contract manufacturers accounted for 61%, 74% and 73% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

Although we reported net income of $0.6 million and $16.4 million during the years ended December 31, 2006 and 2005, we reported net losses in years prior to fiscal 2005. At December 31, 2006, we had an accumulated deficit of approximately $82.2 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

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

We may not significantly increase our revenue growth rate.

We have recently experienced decreasing revenue growth. Specifically, our total revenue increased 253% from $13.5 million in 2003 to $47.8 million during the year ended December 31, 2004, 71% from 2004 to $81.8 million for the year ended December 31, 2005, and 18% from 2005 to $96.8 million for the year ended December 31, 2006. While our revenue has grown each year, we did experience a drop in revenue of 21% from our third fiscal quarter 2006 to our fourth fiscal quarter 2006. This was primarily due to inventory level adjustments by some of our larger customers who, it appears, had placed excess orders in prior quarters out of concern for a component shortage that did not occur. While we believe that this inventory correction is largely behind us, we can not guarantee that our customers have completed their inventory corrections, or that they will not place excess orders in anticipation of component shortages that in fact may not occur, or that they will increase their purchases of our products in any event. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 78%, 79% and 78% of our total revenue for the year ended December 31, 2006, 2005 and 2004, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

The average selling prices of our products may decline, which could reduce our revenue and gross margin.

The average selling prices of our products are expected to decline over the course of their commercial lives, principally due to the supply of competing products, reduction in demand from customers, pressure from customers to reduce prices and product cycle changes. In addition, under our master purchase agreements with Cisco, we agreed to provide to Cisco all price decreases that we achieve, and granted to Cisco the right (under limited circumstances) to purchase our knowledge-based processors directly from our manufacturers (subject to payments to us, net of specified costs). The average selling prices of our knowledge-based processors have declined by 19% from December 31, 2005 to December 31, 2006, and we expect average selling prices for each knowledge-based process family to decline approximately 10% to 20% each year. Declining average selling prices will adversely affect our future operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and achieving corresponding production cost reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

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

We also rely on third parties for other products and services, including the assembly, testing and packing of our products, and engineering services, and any failure by third parties to provide the tools and services we require could limit our growth and adversely affect our future operating results.

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

We also rely on third party component suppliers to provide custom designed integrated circuit packages for our products. In some instances, these package designs are provided by a single supplier. Our reliance on these suppliers involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. We currently do not have long-term supply contracts with all of these package vendors. As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver packages of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our delivery commitments and adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, these packages may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements or the anticipated requirement of our customers. For example, we did experience a drop in revenue of 21% from our third fiscal quarter 2006 to our fourth fiscal quarter 2006 primarily due to inventory level adjustments by some of our larger customers who, it appears, had placed excess orders in prior quarters out of concern of an anticipated component shortage at a package supplier to us. While we believe that this inventory correction is largely behind us, we can not guarantee that our customers have completed their inventory corrections, or that they will not place excess orders in anticipation of component shortages that in fact may not occur.

In connection with the design of our products, we have and may license third party intellectual property, and use third party engineering services. Our reliance on these third party intellectual property and engineering services providers involves a number of risks, including reduced control over and quality of the intellectual property and service deliverables, quality and costs. The inability of these third party providers to deliver high performance products or services of acceptable quality and in a timely manner, could lengthen our design cycle, result in the loss of our customers and reduce our revenue.

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

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 52%, 33% and 7% of our total revenue during the years ended December 31, 2006, 2005 and 2004. The increase is foreign sales is primarily due to the use of off-shore contract manufacturers by our largest customers. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

If our products are defective or malfunction, we could be subject to product warranty or product liability claims that could have significant related warranty charges or warranty reserves in our financial statements. Further, we may spend significant resources investigating potential product design, quality and reliability claims, which could result in additional charges in our financial statements until such claims are resolved. For example, during fiscal 2006 we recorded additional warranty reserves while we investigated reports by one of our international customers of malfunctioning systems that included our knowledge-based processors. We cannot guarantee that warranty reserves will either increase or decrease in future periods. Further, in connection with the master purchase agreements that we entered into with Cisco in 2005, we agreed to extended product warranties for the benefit of Cisco. Specifically, we agreed to general three-year warranties and, in the case of epidemic failures, to five-year warranties. While we have insurance for product liability claims for matters other than product warranty, we may not have sufficient insurance coverage for all of the claims that may be asserted against us. In addition, under the Cisco agreements, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity, our operating results may be adversely affected. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

Our revenue and operating results may fluctuate significantly from period to period, on a quarterly or annual basis, causing volatility in our stock price.

Our total revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our total revenue and operating results could negatively affect the trading price of our stock. In addition, our total revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include, for example, the periodic costs associated with the generation of mask sets for new products and product improvements and the risk factors discussed throughout this section. Additional factors that could cause our revenue and operating results to fluctuate from period to period include:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average selling prices of, our products;

•	the rate of qualification and adoption of our knowledge-based processors by networking OEMs;

•	fluctuating demand for, and lengthy life cycles of, the products and systems that incorporate our knowledge-based processors;

•	the market success of the OEMs’ networking systems that incorporate our products;

•	the ability of our wafer foundries to supply us with production capacity and finished products to sell to our OEM customers;

•	changes in the level of our costs and operating expenses;

•	our ability to receive our manufactured products from our wafer foundries and ship them within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	changes in our product lines and revenue mix;

•	the timing of the introduction by others of competing, replacement or substitute network-aware processing technologies;

•	our ability or the ability of networking OEM customers that use our knowledge-based processors to procure required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor or networking markets; and

•	general economic conditions that may affect end-user demand for products that use our knowledge-based processors.

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

We may not be able to adequately manage our growth or meet the foregoing objectives. A failure to do so could jeopardize our future revenue and cause our stock price to decline. Also, our ability to execute our business plan and grow our business will be heavily dependent on our management team’s ability to work effectively together.

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

In the future, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Acquisitions, like our 2006 purchase of assets and intellectual property associated with Cypress Semiconductor’s standard NSE products, present a significant number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs, reduce the value to us of the acquired company or business, including:

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

As a result of our purchase of assets and intellectual property associated with Cypress Semiconductor’s standard NSE products, we incurred $13.0 million in charges for amortization of intangible assets, an in-process research and development charge and the effect of a fair value adjustment to acquired inventory. Additionally, we issued 1,653,407 shares of common stock to Cypress in connection with the acquisition, which represented approximately 8.3% of our common shares outstanding as of the closing date of the acquisition on February 15, 2006.

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

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. Substantially all the shares of our common stock currently outstanding are eligible for sale in the public market subject to the volume restrictions set forth in SEC Rule 144(e). We believe that as of March 2, 2007, approximately 4,332,055 shares (including currently exercisable options) are held by our directors and officers.

As of March 2, 2007, half of our executive officers have entered into plans for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. The plans provide for aggregate sales of between 8,600 and 150,000 shares pursuant to limit orders at specified prices. The duration of a majority of the plans is through December 31, 2007. Pursuant to these plans, these executive officers may sell up to 401,600 shares of common stock combined during 2007. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares are sold through broker-dealers in ordinary market transactions. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names, ages and offices of each of our executive officers as of February 27, 2007:

Name	Age	Position
Ronald Jankov	48	Director, Chief Executive Officer and President
Donald Witmer	53	Vice President and Chief Financial Officer
Dimitrios Dimitrelis	49	Vice President of Engineering
Ibrahim Korgav	58	Senior Vice President of Worldwide Business Operations
Mozafar Maghsoudnia	40	Vice President of Worldwide Manufacturing
Varadarajan Srinivasan	56	Vice President of Product Development and Chief Technical Officer
Marcia Zander	44	Senior Vice President of Worldwide Sales
Roland Cortes	42	Senior Director of Legal Affairs and IP Management and Secretary

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

Ibrahim Korgav has served as our Senior Vice President of Worldwide Business Operations since January 2007 and as our Senior Vice President of Manufacturing and Business Operations from March 2002 to January 2007. From April 2001 to March 2002, Mr. Korgav was a member of the venture capital firm Global Catalyst Partners, during which time he consulted with several semiconductor companies. From April 2000 to March 2001, Mr. Korgav was Senior Vice President of Manufacturing Operations for Zaffire Inc., an optical transport systems company. From June 1994 to March 2000, Mr. Korgav was Vice President of Manufacturing Operations for NeoMagic Corporation.

Mozafar Maghsoudnia has served as our Vice President of Worldwide Manufacturing since January 2007, as Vice President of Manufacturing since August 2006, and Director of Technology since June 2003. From June 1988 to June 2003, Mr. Maghsoudnia was employed by Analog Devices, Inc., where he was responsible for wafer fabrication and technology in his last assignment.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our main executive, administrative and technical offices occupy approximately 42,000 square feet in Mountain View, California, under a lease that expires in July 2011. We also lease approximately 7,800 square feet in Bangalore, India under a lease that expires in February 2009. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

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

Our common stock is traded on the Global Select Market of the NASDAQ Stock Market under the symbol “NETL”. The following table sets forth, for the periods indicated, the intra-day high and low per share sale prices of our common stock, as reported by the Nasdaq National Market or the Global Select Market.

	High	Low
Fiscal 2006:
Fourth quarter	$28.21	$17.55
Third quarter*	$32.49	$22.61
Second quarter	$45.03	$27.67
First quarter	$42.59	$26.30

Fiscal 2005:
Fourth quarter	$28.11	$17.93
Third quarter	$22.64	$16.02
Second quarter	$18.32	$11.08
First quarter	$15.00	$8.55

*	Our stock became listed on the Global Select Market automatically on August 1, 2006.

As of February 15, 2007, there were approximately 192 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

Recent Sales of Unregistered Securities and Securities Authorized for Issuance Under Equity Compensation Plans

On January 30, 2007, in accordance with Nasdaq Marketplace rule 4350(i)(l)(A)(iv), our board of directors granted NSOs to purchase a total of 75,600 shares of common stock to 15 new non-executive employees of the Company as an inducement material to each individual’s entering into employment with the Company. The grants were made pursuant to Nasdaq Marketplace rule 4350(i)(l)(A)(iv). All the stock options have an exercise price equal to the fair market value on the grant date. The options have a 10 year term and vest over four years as follows: 25 percent on the anniversary of the vesting commencement date, and with respect to one thirty-sixth of the remaining shares subject to such option at the end of each calendar month thereafter, subject in all instances to the optionee’s continuous employment with the Company.

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph shows the thirty-month cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on July 9, 2004 (the day of the Company’s initial public offering) in each of the Company’s common stock, the S&P 500 Index and the Philadelphia Semiconductor Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	Cumulative Total Return
	7/9/04	12/31/04	12/30/05	12/31/06
NetLogic Microsytems, Inc.	$100.00	$83.33	$227.00	$180.75
S&P 500 Index	$100.00	$108.91	$112.17	$127.45
Philadelphia Semiconductor Index	$100.00	$96.05	$106.28	$103.52

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We are furnishing the following information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during each of the three months ended December 31, 2006:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 1-31)	167	$2.00	—	—
Month #2 (November 1-30)	—	—	—	—
Month #3 (December 1-31)	430	$2.00	—	—
Total	597	$2.00	—	—

(1)

We repurchased these shares from the individuals upon their termination of employment or service with us pursuant to our right to repurchase unvested shares at the original exercise price in accordance with our 2000 Stock Plan and the stock option agreements with the individuals.

(2)	We did not have any publicly announced plans or programs to purchase our common stock during 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes included in Item 8 of this report, which discusses factors affecting the comparability of such financial data. The selected balance sheet data as of December 31, 2006 and 2005 and selected statements of operations data for the years ended December 31, 2006, 2005 and 2004 are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2004, 2003 and 2002 and the selected statements of operations data for the years ended December 31, 2003 and 2002 were derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

Statement of Operations Data:	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Revenue	$2,895	$13,535	$47,833	$81,759	$96,806
Cost of revenue	1,723	20,315	26,664	33,415	36,762

Gross profit	1,172	(6,780)	21,169	48,344	60,044

Operating expenses:
Research and development	17,137	19,799	19,425	21,939	36,578
In-process research and development	—	—	—	—	10,700
Selling, general and administrative	4,184	5,593	9,932	10,936	15,455

Total operating expenses	21,321	25,392	29,357	32,875	62,733

Income (loss) from operations	(20,149)	(32,172)	(8,188)	15,469	(2,689)

Interest income	759	466	382	1,568	3,737
Interest expense	(481)	(166)	(4,076)	(203)	—
Other income (expense), net	(48)	(88)	(149)	(16)	3

Income (loss) before income taxes	(19,919)	(31,960)	(12,031)	16,818	1,051
Provision for income taxes	—	—	—	379	459

Net income (loss)	(19,919)	(31,960)	(12,031)	16,439	592

Net income per share—basic	$(7.49)	$(11.01)	$(1.17)	$0.93	$0.03

Net income per share—diluted	$(7.49)	$(11.01)	$(1.17)	$0.87	$0.03

Shares used in calculation—basic	2,658	2,903	10,318	17,725	19,758

Shares used in calculation—diluted	2,658	2,903	10,318	18,992	21,107

	December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$39,660	$16,150	$41,411	$65,788	$89,879
Working capital	35,233	6,896	45,283	65,164	95,986
Total assets	44,815	31,844	59,454	85,529	157,769
Software license and other obligations	1,471	10,396	1,317	687	2,625
Redeemable convertible preferred stock	91,600	91,600	—	—	—
Stockholders’ equity (deficit)	(53,733)	(82,351)	48,102	68,658	142,524

Supplemental Information:

The tables present financial information including the acquisition of NSE Business from Cypress Semiconductor Corp. completed in fiscal 2006. See Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisition, which may affect the comparability of the data. Effective in fiscal year 2006, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.

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

The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market. The discussions in this section of the Annual Report on Form 10-K, as well as the financial statements contained herein, include the effects of this acquisition from February 15, 2006, the date on which the transaction was completed.

Overview

We are a semiconductor company that designs, develops and markets high performance knowledge-based processors for a variety of advanced wireline and wireless networking systems, such as routers, switches, wireless infrastructure equipment, network security appliances, network access equipment and networked storage devices. Our knowledge-based processors accelerate a wide variety of complex functions to enable emerging quad-play networks and services, or the convergence of voice, video, data and mobility over a single unified Internet Protocol infrastructure.

Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge or signature database containing information on the network, as well as applications and content that run on the network to make complex decisions about individual packets of information traveling through the network. Our knowledge-based processors significantly enhance the ability of networking original equipment manufacturers, or OEMs, to supply network service providers with systems offering more advanced functionality for the Internet, such as high-definition video delivery over the Internet, or IPTV, voice transmission over the Internet, or VoIP, unified threat management, or UTM, virtual private networks, or VPNs, rich content delivery over mobile wireless networks, and streaming video and audio.

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

Since the second half of 2003, we have experienced significant revenue growth caused by a rapid rise in new customer orders for our knowledge-based processors. Our total revenue increased by 253% from $13.5 million for fiscal 2003 to $47.8 million for fiscal 2004, and by 71% from fiscal 2004 to $81.8 million for fiscal 2005. Our total revenue for fiscal year ended December 31, 2006 was $96.8 million, which increased 18% over fiscal 2005.

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

As a consequence of the acquisition of NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, revenues and costs relating to sales to this distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer.

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

Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiary in India, which are denominated in the local currency. The expenses incurred by our subsidiary in India, excluding any foreign currency remeasurement gains or losses which are recorded in other income (expense), net, were included in research and development expenses.

Beginning in fiscal 2006, our cost of revenue and operating expenses include stock-based compensation recorded in accordance with FAS 123(R). For the year ended December 31, 2006, our cost of revenue, research and development and selling, general and administrative expenses included stock-based compensation of $0.5 million, $7.5 million and $3.9 million, respectively.

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

As a consequence of the acquisition of NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, revenues and costs relating to the sales to this distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer.

From time-to-time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer.

Inventory Valuation and Adverse Purchase Commitments. We value our inventories at the lower of cost or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. These estimates are generally based on a 12-month forecast prepared by management. If our inventory on hand is in excess of our forecast, the excess amounts are reserved. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. The carrying value of inventory and the determination of possible adverse purchase commitments are dependent on our estimate of the yield that will be achieved, or the percent of good products identified when the product is tested. A small change in yield could result in a significant adjustment and have a significant impact on our financial position and results of operations.

Warranty Accrual. Our products are subject to warranty for a period ranging from one to five years from the date of sale and we provide for the estimated future costs of replacement upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. In the future, as we continue to introduce new products, warranty expenses may increase.

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

Stock-based Compensation. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes Model”), consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net income, including stock-based compensation determined under a fair value method as prescribed by SFAS 123. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock and future forfeitures and related tax effects. The expected stock price volatility assumption was determined using both the historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2006 and 2005 (in thousands, except percentage data):

	Year ended December 31, 2006	Percentage of Revenue	Year ended December 31, 2005	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$96,806	100.0%	$81,759	100.0%	$15,047	18.4%
Cost of revenue	36,762	38.0%	33,415	40.9%	3,347	10.0%

Gross profit	$60,044	62.0%	$48,344	59.1%	$11,700	24.2%

Revenue. The increase in total revenue during the year ended December 31, 2006 resulted from the continued growth in sales of our knowledge-based processors and from sales of products associated with the purchase of the Cypress NSE Business. During the year ended December 31, 2006, the volume of our knowledge-based processor shipments increased approximately 8% over fiscal 2005. The increase in our knowledge-based processor sales for the year ended December 31, 2006 was driven by a $4.1 million increase in the sales of our NL6000 products, which was introduced in early 2005, as well as a $1.9 million increase in the sales of our NL5000 products over fiscal 2005. Revenue for the year ended December 31, 2006 also included approximately $7.5 million from sales of the acquired NSE products. The average selling price of our products in fiscal 2006 decreased as compared to fiscal 2005 primarily due to lower average selling prices for the acquired NSE products, which was 70% lower than that of our knowledge-based processor products in the recent period.

Revenue from sales to Cisco and its contract manufacturers represented 61% of total revenue for the year ended December 31, 2006 compared to 74% during the year ended December 31, 2005. The decrease in sales to Cisco and its contract manufacturers as a percentage of sales in 2006 was due to the growth of sales to other customers.

Revenue for the year ended December 31, 2006 also included $0.6 million of NRE revenue. No such revenue was recorded in fiscal 2005. We do not expect to generate this type of revenue regularly; however, we may enter into agreements that will generate NRE revenue from time-to-time.

During the latter part of the year ended December 31, 2006, inventory level adjustments at some of our larger customers and slowing demand from our Japanese customers resulted in reduced levels of new orders and slower revenue growth. It appears that the inventory level adjustments were due to excess order placements by our customers in prior quarters to offset an anticipated shortage of organic substrates from suppliers used for some of our knowledge-based processors. It appears, however, that these suppliers did not experience such a shortage, but, as a consequence of their excess order placements earlier in the year, some of our larger customers were left with excess inventory of our knowledge-based processors. We believe this inventory level adjustment will not affect us materially in the future as our largest customers appear to have completed their adjustment process during the fourth quarter of fiscal 2006.

Cost of Revenue/Gross Profit/Gross Margin. The increase in cost of revenue and gross profit during the year ended December 31, 2006 was primarily due to the continued growth in sales of our knowledge-based processors. Improvements in our production yields also contributed to the increase in gross profit. During the year ended December 31, 2006 and 2005, we recorded a provision for excess and obsolete inventory reserve of $2.5 million and $3.5 million, respectively, for inventory that is not saleable. The cost of revenue during the year ended December 31, 2006 included an additional provision of warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers, and approximately $0.5 million of stock-based compensation expense under SFAS 123R that was inapplicable in 2005. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to June 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of December 31, 2006, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

Cost of revenue for the year ended December 31, 2006 also included $2.0 million of amortization of intangible assets acquired in connection with the acquisition of Cypress’ NSE Business.

The NRE revenue of $0.6 million during the year ended December 31, 2006 had no associated cost, and accordingly generated 100% gross margin.

Gross margin for the year ended December 31, 2005 was benefited by $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated cost of revenue. This amount represented approximately 2.1% of the gross margin during the year ended December 31, 2005.

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2006 and 2005 (in thousands, except percentage data):

	Year ended December 31, 2006	Percentage of Revenue	Year ended December 31, 2005	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$36,578	37.8%	$21,939	26.8%	$14,639	66.7%
In-process research and development	10,700	11.1%	—	0.0%	10,700	100.0%
Selling, general and administrative	15,455	16.0%	10,936	13.4%	4,519	41.3%

Total operating expenses	$62,733	64.9%	$32,875	40.2%	$29,858	90.8%

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2006, as compared to fiscal 2005, primarily due to increases in stock-based compensation expense of $6.7 million, payroll related expenses of $3.5 million, of which $1.7 million was due to the acquisition of Cypress’ NSE Business, consulting expenses of $2.1 million, masks, tooling and product testing expenses of $0.6 million, and product development and qualification expenses of $0.3 million as we continue to invest in the development of the next generation knowledge-based processor products as well as non-knowledge-based processor products. Depreciation expense increased by $0.7 million during the year ended December 31, 2006 as we purchased software and other tools to support our research and development efforts. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. As part of the purchase price allocation in connection with the acquisition of the Cypress NSE Business, we recorded an in-process research and development (“IPRD”) charge of $10.7 million during the year ended December 31, 2006 based upon our estimate of the fair values of assets acquired. We acquired only one IPRD project, which is related to the acquired Sahasra algorithmic technology, that has not reached technological feasibility, and has no alternative use. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of December 31, 2006, we incurred total post-acquisition costs of approximately $0.9 million related to the IPRD project and estimate that an additional investment of approximately $2.2 million will be required to complete the project. We expect to complete the project by June 2007 and to benefit from it beginning in fiscal 2008, which is consistent with our original estimate.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2006, as compared to fiscal 2005, primarily due to increases in stock-based compensation expense of $2.9 million, payroll related expenses of $1.1 million, and legal expenses of $0.4 million. The increase in stock-based compensation expense was due to the adoption of SFAS No.123(R) effective January 1, 2006. The increase in payroll related costs was due to the increased headcount to support our growing operations primarily in the sales and marketing areas.

Other items

The table below sets forth other data for the years ended December 31, 2006 and 2005 (in thousands, except percentage data):

	Year ended December 31, 2006	Percentage of Revenue	Year ended December 31, 2005	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income, net:
Interest income	$3,737	4.6%	$1,568	1.9%	$2,169	138.33%
Interest expense	—	0.0%	(203)	-0.2%	203	-100.00%
Other income (expense), net	3	0.0%	(16)	0.0%	19	-118.75%

Total interest and other income, net	$3,740	4.6%	$1,349	1.7%	$2,391	177.24%

Interest and Other Income (Expenses), net. The net interest and other income of $3.7 million generated during the year ended December 31, 2006 was due to a higher average cash and investment balance during the period and higher market yields for our chosen investments.

Provision for income taxes. Income tax expense was $0.5 million and $0.4 million for the years ended December 31, 2006 and 2005. Our effective tax rate in 2006 and 2005 was significantly less than statutory rates because we utilized net operating loss carry-forwards, from which no previous benefit had been recognized to offset taxable income in the U.S.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the year ended December 31, 2006 was allocated as follows (in thousands):

Year ended December 31, 2006
Cost of revenues	$548
Research and development	7,481
Selling, general and administrative	3,878

Total stock-based compensation expense	$11,907

In addition, we capitalized approximately $0.2 million of stock-based compensation in inventory as of December 31, 2006, which represented indirect manufacturing costs related to our inventory.

As of December 31, 2006, there was approximately $20.4 million of total unrecognized stock-based compensation cost, after estimated forfeitures, related to unvested employee stock options, restricted common stock and shares under the 2004 ESPP, which is expected to be recognized over an estimated weighted average amortization period of 2.90 years. The tax benefit, and the resulting effect on cash flows from operations and financing activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2005 and 2004 (in thousands, except percentage data):

	Year ended December 31, 2005	Percentage of Revenue	Year ended December 31, 2004	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$81,759	100.0%	$47,833	100.0%	$33,926	70.9%
Cost of revenue	33,415	40.9%	26,664	55.7%	6,751	25.3%

Gross profit	$48,344	59.1%	$21,169	44.3%	$27,175	128.4%

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

Revenue for the year ended December 31, 2004 also included $1.1 million of NRE revenue. No such revenue was recorded in fiscal 2005.

Cost of Revenue. The cost of revenue increased to $33.4 million for the year ended December 31, 2005 primarily due to the increased unit shipments of knowledge-based processors.

Gross Profit/Gross Margin. Gross margin increased to 59.1% during the year ended December 31, 2005 from 44.3% during the year ended December 31, 2004. The improvement in gross margin in 2005 was primarily due to the continued improvements in our production yields for the knowledge-based processor products. Version 4 of our knowledge-based processors, which was introduced earlier in 2005, produces a higher number of die per wafer as compared to that of the previous version and contributed to the lower overall production costs. Further, gross margin was favorably impacted during the first quarter of 2005 by $1.0 million from the sale of products that had been fully reserved in prior periods and accordingly had no associated cost of revenue. This amount represented approximately 2.1% of the gross margin during the year ended December 31, 2005.

The NRE revenue of $1.1 million during the year ended December 31, 2004 had no associated cost, and accordingly generated 100% gross margin.

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2005 and 2004 (in thousands, except percentage data):

	Year ended December 31, 2005	Percentage of Revenue	Year ended December 31, 2004	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$21,939	26.8%	$19,425	40.6%	$2,514	12.9%
Selling, general and administrative	10,936	13.4%	9,932	20.8%	1,004	10.1%

Total operating expenses	$32,875	40.2%	$29,357	61.4%	$3,518	12.0%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to increases in directors and officers’ insurance premium of $0.2 million, payroll related costs of $1.3 million, accounting and consulting expenses of $0.8 million, investor relations expense of $0.2 million, sales commission of $0.3 million and state and local taxes of $0.4 million. The increases in directors and officers’ insurance premium and investor relations expenses occurred subsequent to our initial public offering in July 2004. The increase in payroll related costs was due to increased headcount to support our growing operations and the accrual of management bonuses pursuant to an incentive bonus plan, which was adopted for fiscal 2005. The increase in accounting and consulting expenses primarily related to our on-going effort to document, evaluate and test our system of internal control over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in commission expense was the result of a significant sales increase during the year ended December 31, 2005. The increase in state and local taxes was primarily due to the increased business activities in the states where we conduct business. The increases in expenses were offset by the release of the allowance for bad debt of $0.4 million as we continue to improve cash collections. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the years ended December 31, 2005 and 2004 (in thousands, except percentage data):

	Year ended December 31, 2005	Percentage of Revenue	Year ended December 31, 2004	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income (expense), net:
Interest income	$1,568	1.9%	$382	0.8%	$1,186	310.47%
Interest expense	(203)	-0.2%	(4,076)	-8.5%	3,873	-95.02%
Other income (expense), net	(16)	0.0%	(149)	-0.3%	133	-89.26%

Total interest and other income (expense), net	$1,349	1.7%	$(3,843)	-8.0%	$5,192	-135.10%

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

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity were our cash, cash equivalents and short-term investments which totaled $89.9 million.

The table below (in thousands) sets forth the key components of cash flow for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004

Net cash provided by (used in) operating activities	$22,308	$25,925	$(9,658)
Net cash provided by (used in) investing activities	$(41,391)	$(1,635)	$6,814
Net cash provided by financing activities	$4,053	$77	$31,100

Cash Flows during the Year ended December 31, 2006

During the year ended December 31, 2006, our operating activities generated net cash of $22.3 million. During the period, we recorded non-cash items of $29.5 million primarily consisting of an in-process research and development charge of $10.7 million related to the acquisition of the Cypress NSE assets, stock-based compensation of $11.9 million, provision for inventory reserve of $2.5 million, accretion of discount on debt securities of $0.5 million and depreciation and amortization of intangibles of $4.9 million. The cash generated was offset by the increase in accounts receivable of $1.7 million on higher sales of our knowledge-based processors during the period, an increase in inventory of $2.6 million primarily due to the addition of NSE products acquired from Cypress and a decrease in accounts payable of $3.5 million due to the timing of payments to our vendors.

Our investing activities used cash of $41.4 million during the year ended December 31, 2006, of which $39.1 million was for the purchase of short-term investments. We used $1.5 million to purchase computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $5.1 million during fiscal 2007. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases. We paid approximately $0.8 million for expenses directly associated with the acquisition of the NSE Business from Cypress Semiconductor Corp.

Our financing activities provided net cash of $4.1 million for the year ended December 31, 2006, primarily from stock option exercises. Cash provided by financing activities was offset by repayment of software license and other obligations.

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

Our financing activities provided net cash of $0.1 million for the year ended December 31, 2005. The primary sources of cash were the proceeds from exercises of stock options and repayment of stockholder notes received, which were offset by repayment of software license and other obligations.

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

Our financing activities provided net cash of $31.1 million for the year ended December 31, 2004. The primary source of cash was the net proceeds received in connection with our initial public offering of $39.3 million. The other sources of cash included the issuance of convertible promissory notes, repayment of stockholder notes received, proceeds from exercises of stock options and warrants and borrowings under the line of credit. Cash provided by these activities was offset by repayment of convertible promissory notes, repayment of the outstanding balance under the working capital line and the payments for software license obligations.

Capital Resources

We believe that our existing cash, cash equivalents and short-term investments balance of $89.9 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company, including, but not limited to, from the sale of up to $150 million of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement.

Contractual Obligations

Our principal commitments as of December 31, 2006 are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$4,474	$958	$1,979	$1,537	$—
Software license obligations	2,625	1,382	1,243	—	—
Wafer purchases	6,582	6,582	—	—	—
Other	420	420	—	—	—

Total	$14,101	$9,342	$3,222	$1,537	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Other obligations shown above represent $0.4 million of adverse purchase commitments for which the inventory is considered unsalable.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we were not involved in any unconsolidated SPE transactions.

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

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). We are required to adopt the provisions of EITF 06-03 beginning in 2007. We do not expect the provisions of EITF 06-03 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company in the first fiscal quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial statements.

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

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investment securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2006, our investments consisted of money market funds and U.S. government securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiary in India, which are denominated in the local currency. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NETLOGIC MICROSYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

NetLogic Microsystems, Inc.:

We have completed integrated audits of NetLogic Microsystems, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Managements’ Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2007

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$50,752	$65,788
Short-term investments	39,127	—
Accounts receivable, net	7,736	5,972
Inventory	10,703	8,822
Prepaid expenses and other current assets	1,387	832

Total current assets	109,705	81,414

Property and equipment, net	5,530	4,012
Goodwill	37,069	—
Intangible asset	5,362	—
Other assets	103	103

Total assets	$157,769	$85,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,930	$8,458
Accrued liabilities	7,353	7,434
Deferred income on sales to a distributor	54	—
Software license and other obligations, current	1,382	360

Total current liabilities	13,719	16,252

Software license and other obligations, long-term	1,243	327
Other liabilities	283	294

Total liabilities	15,245	16,873

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; 50,000 shares authorized at December 31, 2006 and 2005; none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock; 200,000 shares authorized at December 31, 2006 and 2005; 20,439 and 18,705 shares issued and outstanding at December 31, 2006 and 2005	201	180
Additional paid-in capital	224,650	152,379
Notes receivable from stockholders	—	(44)
Deferred stock-based compensation	(182)	(1,114)
Accumulated other comprehensive income	8	—
Accumulated deficit	(82,153)	(82,745)

Total stockholders’ equity	142,524	68,656

Total liabilities and stockholders’ equity	$157,769	$85,529

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year Ended December 31,
	2006	2005	2004
Revenue	$96,806	$81,759	$47,833
Cost of revenue	36,762	33,415	26,664

Gross profit	60,044	48,344	21,169

Operating expenses:
Research and development	36,578	21,939	19,425
In-process research and development	10,700	—	—
Selling, general and administrative	15,455	10,936	9,932

Total operating expenses	62,733	32,875	29,357

Income (loss) from operations	(2,689)	15,469	(8,188)

Interest income	3,737	1,568	382
Interest expense	—	(203)	(4,076)
Other income (expense), net	3	(16)	(149)

Income (loss) before income taxes	$1,051	$16,818	$(12,031)
Provision for income taxes	459	379	—

Net income (loss)	$592	$16,439	$(12,031)

Net income (loss) per share—Basic	$0.03	$0.93	$(1.17)

Net income (loss) per share—Diluted	$0.03	$0.87	$(1.17)

Shares used in calculation—Basic	19,758	17,725	10,318

Shares used in calculation—Diluted	21,107	18,992	10,318

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2003	3,638	$36	$10,686	$(1,620)	$(4,300)	$—	$(87,153)	$(82,351)
Issuance of common stock in connection with initial public offering, net of expenses of $2,442	3,737	38	39,224	—	—	—	—	39,262
Issuance of common stock in connection with conversion of redeemable preferred stock	9,640	96	91,504	—	—	—	—	91,600
Repurchase of Restricted Common Stock	(14)	—	(23)	23	—	—	—	—
Repayment of stockholders notes	—	—	—	1,163	—	—	—	1,163
Beneficial conversion feature on notes payable	—	—	2,466	—	—	—	—	2,466
Issurance of warrants in connection with line of credit	—	—	220	—	—	—	—	220
Issaunce of warrants in connection with notes payable	—	—	981	—	—	—	—	981
Issuance of Common Stock upon exercise of warrants	127	1	238	—	—	—	—	239
Issuance of Common Stock for cash and services	453	5	869	—	—	—	—	874
Deferred stock-based compensation, net of reversal due to terminations	—	—	4,606	—	(4,606)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	5,679	—	—	5,679
Net loss and comprehensive loss							(12,031)	(12,031)

Balance at December 31, 2004	17,581	176	150,771	(434)	(3,227)	—	(99,184)	48,102
Issuance of stock under stock compensation plans	495	4	1,834	—	—	—		1,838
Issuance of stock for warrant exercise	2	—	—	—	—	—		—
Additional deferred compensation for below-market option grants			192	—	(192)	—		—
Amortization of deferred stock-based compensation				—	1,897	—		1,897
Reversal of deferred stock-based compensation due to terminations			(408)	—	408	—		—
Repurchase of Common Stock	(3)	—	(10)	—	—	—		(10)
Repayment of notes receivable				390	—	—		390
Net income and comprehensive income							16,439	16,439

Balance at December 31, 2005	18,075	180	152,379	(44)	(1,114)	—	(82,745)	68,656
Issuance of stock in connection with the acquisition of Cypress Semiconductor’s Network Search Engine Business	1,653	17	56,184					56,201
Issuance of stock under stock compensation plans	697	4	4,806					4,810
Issuance of stock for warrant exercise	14	—	—					—
Amortization of deferred stock-based compensation					778			778
Reversal of deferred stock-based compensation due to terminations			(16)		16			—
Reversal of deferred stock-based compensation upon adoption of FAS 123R			(138)		138			—
Recording of stock-based compensation expense under SFAS 123R	—	—	11,316	—	—		—	11,316
Repayment of notes receivable				44				44
Tax benefits of stock options			119					119
Currency translation adjustments	—	—	—	—	—	8	—	8
Net income							592	592

Total comprehensive income								600

Balance at December 31, 2006	20,439	$201	$224,650	$—	$(182)	$8	$(82,153)	$142,524

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (income) loss	$592	$16,439	$(12,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,937	2,062	1,607
Accretion of discount in debt securities	(544)	—	—
Stock-based compensation	11,907	1,916	5,690
Non-cash interest expense	—	204	3,634
Provision for (recovery of) doubtful accounts	(16)	(225)	192
Provision for inventory reserves	2,471	3,473	—
In-process research and development	10,700	—	—
Changes in current assets and liabilities, net of effects of NSE assets acquired:
Accounts receivable	(1,748)	126	(2,003)
Inventories	(2,598)	(4,536)	(4,175)
Prepaid expenses and other assets	284	323	(409)
Accounts payable	(3,528)	2,768	2,109
Accrued liabilities	(73)	3,272	(3,953)
Tax benefit from stock-based awards	(119)	—	—
Deferred revenue	54	—	(500)
Other long-term liabilities	(11)	113	181

Net cash provided by (used in) operating activities	22,308	25,935	(9,658)

Cash flows from investing activities:
Purchase of property and equipment	(1,510)	(1,635)	(1,181)
Purchase of short-term investments	(39,127)	—	—
Sales and maturities of short-term investments	—	—	2,995
Restricted cash	—	—	5,000
Cash paid for acquisition	(754)	—	—

Net cash (used in) provided by investing activities	(41,391)	(1,635)	6,814

Cash flows from financing activities:
Proceeds from initial public offering, net	—	—	39,262
Proceeds from issuance of convertible promissory notes and warrants	—	—	7,650
Repayment of convertible promissory notes	—	—	(7,650)
Payment of software license and other obligations	(920)	(2,122)	(517)
Repurchase of restricted Common Stock for cash	—	(10)	—
Proceeds from issuance of Common Stock	4,810	1,819	1,102
Tax benefit from stock-based awards	119	—	—
Proceeds from payment of notes receivable from stockholders	44	390	1,163
Proceeds from notes payable and lines of credit	—	—	27,039
Repayment of notes payable and lines of credit	—	—	(36,949)

Net cash provided by financing activities	4,053	77	31,100

Net increase (decrease) in cash and cash equivalents	(15,030)	24,377	28,256
Effects of exchange rate on cash and cash equivalents	(6)
Cash and cash equivalents at beginning of year	65,788	41,411	13,155

Cash and cash equivalents at end of year	$50,752	$65,788	$41,411

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1	$277

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Redeemable Convertible Preferred stock into Common Stock in connection with the initial public offering	$—	$—	$91,600

Acquisition of property and equipment under capital leases and software license obligations	$3,233	$1,490	$1,348

Repurchase of restricted Common Stock through cancellation of stockholders’ notes	$—	$—	$23

Issuance of warrants in connection with notes payable and line of credit	$—	$—	$1,201

Beneficial conversion feature of convertible promissory notes	$—	$—	$2,466

Issuance of warrants in connection with convertible promissory notes	$—	$—	$979

Issuance of common stock in connection with the acquisition of Cypress’ NSE assets	$56,201	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

As a consequence of the acquisition of NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, revenues and costs relating to the sales to this distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer.

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

December 31, 2006

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

Short-term investments are comprised of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale and carried at fair value. As of December 31, 2006, we did not have any material unrealized gains or losses.

Risks and uncertainties and concentration of credit risk

While we achieved profitability during the year ended December 31, 2006 and 2005, we have a history of net losses prior to 2005. Our net loss for the year ended December 31, 2004 was $12.0 million. Our ability to remain profitable is dependent, among other factors, upon the rate of growth of our target markets, continued customer acceptance of our products, continued end-user acceptance of our customer’s products, the strategic position of our products related to current or future competitors, our ability to develop new products that fulfill customer’s specifications, our ability to lower cost of goods sold through yield improvements and our ability to manage expenses. If we are unable to achieve profitability, we could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to us or at all.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2006, 2005 and 2004, our top five customers accounted for approximately 79.0%, 83.6% and 84.5% of total product revenue, respectively. Because of the substantial market share owned by our top five customers, our revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our products. Our revenue would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from our customers, particularly for our top five customers, would harm our financial performance. Because our sales are based upon standard purchase orders and not on long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. To date we have not experienced any losses on our deposits of cash or cash equivalents. Our accounts receivable are derived from revenue earned from customers located in North America and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

The following table summarizes customers who accounted for more than 10% of the total revenue:

	Year Ended December 31,
	2006	2005	2004
Solectron Corporation	56%	69%	69%

The following table summarizes customers who accounted for more than 10% of the total accounts receivable:

	December 31,
	2006	2005	2004
Solectron Corporation	57%	51%	64%
Mitsui Comtek Corporation	—	12%	5%
Celestica Thailand	2%	3%	11%
Sanmina Corporation	11%	—	—

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Long-lived assets

We review the recoverability of our long-lived assets, such as property and equipment, goodwill and intangible assets, whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Fair value of financial instruments

Carrying amounts of certain of our financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and software license and other obligations approximate fair value due to their short maturities and interest rates currently available to us.

Foreign currency

The functional currencies of our significant foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in other income (expense), net. Such gains or losses have not been material for any period presented.

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

Computation of net income (loss) per share

We have computed net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss): basic and diluted	$592	$16,439	$(12,031)

Denominator:
Add: weighted-average common shares outstanding	19,805	17,834	10,570
Less: unvested common shares subject to repurchase	(47)	(109)	(252)

Total shares: basic	19,758	17,725	10,318
Add: weighted-average stock options and warrants outstanding	1,302	1,158	—
Add: shares subject to repurchase	47	109	—

Total shares: diluted	21,107	18,992	10,318

Basic earnings per share	$0.03	$0.93	$(1.17)

Diluted earnings per share	$0.03	$0.87	$(1.17)

The following outstanding common stock warrants and common stock options were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2006	2005	2004
Common stock warrants	—	—	62
Stock options	795	216	2,213

Advertising costs

Advertising costs are expensed as incurred. Advertising costs were not significant in 2006, 2005 or 2004.

Research and development

Research and development costs are expensed as incurred.

Stock-based compensation

We estimate the fair value of stock options using the Black-Scholes Model, consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net income, including stock-based compensation determined under a fair value method as prescribed by SFAS 123. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using both the historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the adoption of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $11.9 million and related to employee stock options and employee stock purchase rights. Under the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchase rights recognized in prior periods presented, other than stock-based compensation expense recognized and disclosed previously.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of stock-based compensation to expense on a straight-line single option method for the awards granted subsequent to December 31, 2005, while the accelerated method is used for awards granted on or prior to December 31, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred in its pro forma information required under SFAS 123.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected employee stock option exercise behavior.

Recent accounting pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). We are required to adopt the provisions of EITF 06-03 beginning in 2007. We do not expect the provisions of EITF 06-03 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company in the first fiscal quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective the first quarter of 2008 with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our consolidated financial statements.

NOTE 2—Business Combination

On February 15, 2006, the Company completed the acquisition of net assets of the NSE business of Cypress including the Ayama™10000, Ayama 20000, and NSE70000 Network Search Engine families, as well as the Sahasra™50000 Algorithmic Search Engine family (the “Business”). The Sahasra algorithmic technology complements the Company’s Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expanded the Company’s product offerings in the high-volume, entry-level Layer 3 switch market. These factors contributed to a purchase price in excess of the fair value of net tangible assets acquired from Cypress and as a result, the Company recorded goodwill in connection with this transaction. The results of operations relating to the Business have been included in the results of operations from the acquisition date.

Under terms of the agreement, the Company paid $1,000 in cash and issued 1,488,063 shares of common stock valued at $49.7 million on February 15, 2006. In addition, the Company agreed to pay Cypress up to an additional $10.0 million in cash and up to an additional $10.0 million in shares of our common stock if certain revenue milestones associated with the Business are achieved in the twelve-month period after the close of the transaction.

On April 11, 2006, the Company issued an additional 165,344 shares of our common stock to Cypress upon Cypress’ furnishing the audited financial statements related to the Business. The value of the additional shares of $6.5 million was considered additional purchase price and recorded as an increase to goodwill during the year ended December 31, 2006.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The acquisition was accounted for as a purchase business combination. The purchase price of the Business, including the additional 165,344 shares issued on April 11, 2006, was approximately $57.0 million, which has been determined as follows (in thousands of dollars):

Cash	$1
Value of NetLogic common stock issued	56,201
Direct transaction costs	753

Total purchase price	$56,955

The value of the 1,488,063 shares of common stock issued on February 15, 2006 was determined based on the average price of the common stock over a five-day period including the two days before and after January 25, 2006 (the date the definitive agreement was signed and announced), or $33.43 per share. The value of the additional 165,344 shares of the common stock issued on April 11, 2006 upon Cypress’ furnishing the audited financial statements related to the Business was determined based on the closing price of the common stock on that date, or $39.03 per share.

Under the purchase method of accounting, the total purchase price is allocated to the Business’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on management estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Tangible assets	$1,850
Amortizable intangible assets:
Developed technology	6,500
Backlog	836
In-process research and development	10,700
Goodwill	37,069

Total purchase price allocation	$56,955

Developed technology comprises products that have reached technological feasibility and include the Ayama10000, Ayama 20000, and NSE70000 product families. The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 20%. The Company’s believes that the discount rate was appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The Company expects to amortize the existing technology intangible asset on a straight-line basis over an estimated life of five years.

The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. The Company estimated these orders to be delivered and billed within six months from the acquisition date, which is the period over which the asset is amortized.

Of the total estimated purchase price, an estimate of $10.7 million was allocated to in-process research and development (“IPRD”) based upon management’s estimate of the fair values of assets acquired, and was charged to expense during the year ended December 31, 2006. The Company acquired only one IPRD project, which is

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

related to the Sahasra algorithmic technology that has not reached technological feasibility and has no alternative use. The Sahasra algorithmic technology complements the Company’s Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

The fair value assigned to IPRD was determined using the income approach, under which the Company considered the importance of products under development to its overall development plans, estimated the costs to develop the purchased IPRD into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a discount rate of 23% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success, as well as the products’ stage of completion. The estimates used in valuing IPRD were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Those assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of December 31, 2006, the Company incurred total post-acquisition costs of approximately $0.9 million related to the IPRD project, and the Company estimates that an additional investment of approximately $2.2 million will be required to complete the project. The Company expects to complete the project by June 2007 and to benefit from the IPRD project beginning in fiscal 2008, which is consistent with original estimates.

Of the total estimated purchase price, approximately $37.1 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is deductible for tax purposes. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually, and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

Unaudited pro forma results of operations

Summarized below are the unaudited pro forma results of the Company as though the acquisition described above had occurred at the beginning of the periods indicated. Adjustments have been made for the amortization of intangibles and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring. The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates, nor of the results that may occur in the future.

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005
Revenue	$97,616	$91,161
Net income (loss)	$9,594	$(2,260)
Net income (loss) per share—basic	$0.48	$(0.12)
Net income (loss) per share—diluted	$0.45	$(0.12)

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

NOTE 3—Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the business combination described in Note 2 (in thousands):

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$37,069	$—	$37,069

Other intangible assets:
Developed technology	6,500	(1,138)	5,362
Backlog	836	(836)	—

Total	$7,336	$(1,974)	$5,362

Backlog, with an estimated useful life of six months, was classified within prepaid expenses and other current assets and is fully amortized as of December 31, 2006. For the year ended December 31, 2006, amortization expense related to other intangible assets was $2.0 million, all of which was included in cost of sales because the amortization expense related to products sold during such periods. As of December 31, 2006, the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2007	1,300
2008	1,300
2009	1,300
2010	1,300
2011	162

Total	$5,362

In accordance with SFAS 142, the Company evaluates goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company performed its annual goodwill impairment assessment in the fourth quarter of fiscal 2006 and no impairment charges were recorded. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2006	2005
	(in thousands)
Accounts receivable:
Trade accounts receivable	$7,802	$6,032
Less: Allowance for doubtful accounts and customer returns	(66)	(60)

	$7,736	$5,972

Inventories:
Finished goods	$1,903	$2,108
Work-in-progress	8,800	6,714

	$10,703	$8,822

Property and equipment, net:
Machinery and equipment	$4,684	$3,764
Software	12,755	9,536
Furniture and fixtures	311	154
Leasehold improvements	81	—

	17,831	13,454
Less: Accumulated depreciation and amortization	(12,301)	(9,442)

	$5,530	$4,012

Property and equipment includes $1.7 million of machinery and equipment under capital lease arrangements, which were fully depreciated at December 31, 2006 and 2005.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2006, 2005 and 2004 was $3.0 million, $2.1 million and $1.6 million, respectively.

	December 31,
	2006	2005
	(in thousands)
Accrued liabilities:
Payroll and related expenses	$3,365	$2,489
Accrued inventory purchases	897	692
Accrued warranty	1,270	531
Accrued adverse purchase commitments	420	931
Accrued professional services	398	991
Other accrued expenses	1,004	1,800

	$7,353	$7,434

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005
Warranty accrual:
Beginning balance	$531	$381
Provision for warranty	1,105	1,102
Settlements made during the period	(366)	(840)
Other adjustments	—	(112)

Ending balance	$1,270	$531

NOTE 5—Revolving Line of Credit:

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

In March 2004, in connection with the amendment to the Working Capital Line, we issued the bank a warrant to purchase approximately 15,000 shares of our Series E Redeemable Convertible Preferred Stock at $19.95 per share. The warrant was exercised for common stock in full by the bank during the year ended December 31, 2006. The fair value of the warrants of $223,000 was being amortized as interest expense over the remaining 18-month life of the agreement. The fair value of the warrant was estimated using the Black-Scholes model using a risk-free interest rate of 3.49%, the seven-year contractual life of the warrant, expected dividend yield of zero, volatility of approximately 80% and a fair value of $4.88 per share. During the year ended December 31, 2005 and 2004, we recorded $112,000 and $111,000 of amortization expense, respectively, associated with the warrants.

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

NOTE 6—CONVERTIBLE PROMISSORY NOTES:

In March 2004, we issued $7.6 million in convertible promissory notes (the “Notes”) bearing interest at 10.0% per annum and warrants to purchase 76,500 shares of common stock at $2.00 per share to existing stockholders, directors and management. The Notes were convertible at a conversion price of $3.25 at the option of the holder in March 2005 into approximately 2.6 million shares of Series D Redeemable Convertible Preferred Stock, if not earlier repaid. The difference between the conversion price and the fair value of the common stock

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

on the transaction date resulted in a beneficial conversion feature of $2.5 million. The warrants had a fair value of $1.0 million, estimated using the Black-Scholes valuation model, with a risk-free interest rate of 2.44%, a four-year life of the warrants, expected dividend yield of zero, volatility of 90% and a fair value of $3.55. The beneficial conversion feature and the fair value of the warrants were recorded as a discount to the promissory notes. Both the beneficial conversion feature and the warrants were charged to interest expense over the term of the notes.

In July 2004, the promissory notes and accrued interest were repaid in full following the closing of the initial public offering of our common stock. As the Notes were issued and fully repaid in 2004, the entire value of the beneficial conversion feature and the warrants aggregating $3.5 million was charged to interest expense during the year ended December 31, 2004.

NOTE 7—REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

NOTE 8—COMMON STOCK:

Our Certificate authorizes us to issue 200,000,000 shares of $0.01 par value Common Stock. A portion of the shares sold are subject to a right of repurchase by us subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2006 and 2005, there were 47,000 and 109,000 shares, respectively, subject to repurchase.

Warrants for common stock

At December 31, 2006, warrants to purchase approximately 30,000 shares of Common Stock at an exercise prices ranging from $0.80 to $13.00 per share remain outstanding and expire at various dates through March 2011.

Stockholder rights plan

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

NOTE 9—NOTES RECEIVABLE FROM STOCKHOLDERS:

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by employees. The notes bear interest rates of 6% and 7% compounded semi-annually or

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees or the maturity of the notes. The terms of the notes range from 4 to 8 years. Notes receivables from stockholders and related accrued interest totaled $44,000 and $14,000, respectively, at December 31, 2005. During the year ended December 31, 2006, all remaining outstanding principal and accrued interest balances were paid off.

NOTE 10—STOCK OPTION PLANS:

We have two stock option plans, the 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the “Plans”) that provide for the granting of stock options to employees and consultants. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to our employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to our employees, non-employee directors and consultants. We no longer grant options under the 2000 Stock Plan. A total of 5,823,191 shares of common stock have been reserved for awards issuable under the 2004 Equity Incentive Plan, which further provides for an annual increase of 150,000 shares on each January 1.

Options under the Plans may be granted for periods of up to ten years. Under the Plans the exercise price of (i) an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The exercise price of an NSO under the 2004 Plan may be any price as determined by the board of directors. Options granted under the 2000 Stock Plan were exercisable immediately subject to repurchase options held by us which lapse over a maximum period of five years at such times and under such conditions as determined by the board of directors. We have an option to repurchase, in the event of a termination of the optionee’s employment relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. When the unvested shares were issued with a promissory note, we have a right to repurchase these unvested shares at the lower of the fair market value of our common stock as of the time the repurchase option is exercised and the original purchase price per share. To date, options granted generally vest over four years. As of December 31, 2006, approximately 47,000 shares of common stock granted under the 2000 Stock Plan were subject to repurchase.

The 2004 Plan also allows for the grant of restricted common stock. During the year ended December 31, 2006, the Board of Directors granted 0.2 million shares of restricted common stock to certain employees. No shares of restricted common stock were granted in 2005 or 2004. We measured compensation expense for restricted stock granted during the year ended December 31, 2006 based on the fair value of the common stock on the date of grant. We recognize such compensation expense over the vesting period of 2 years.

During the fiscal year ended December 31, 2006, we issued and sold the following unregistered securities. None of these sales involved an underwriter, finder or other agent or the payment of any selling commission to any person.

•

We issued to one investor an aggregate of 1,153 shares of our common stock upon exercise of a warrant previously issued. The exercise price for the warrant was $4.875 per share, and the exercise resulted in aggregate proceeds to us of $5,621. These shares were issued in reliance on Section 3(a)(9) of the Securities Act or Regulation D promulgated under the Securities Act. The sale of the securities were deemed to be exempt from registration under the Securities Act in reliance on the basis noted above. The purchaser of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

•

On January 30, 2007, in accordance with Nasdaq Marketplace rule 4350(i)(l)(A)(iv), our board of directors granted NSOs to purchase a total of 75,600 shares of common stock to 15 new non-executive employees of the Company as an inducement material to each individual’s entering into employment with the Company. The grants were made pursuant to Nasdaq Marketplace rule 4350(i)(l)(A)(iv). All the stock options have an exercise price equal to the fair market value on the grant date. The options have a 10 year term and vest over four years as follows: 25 percent on the anniversary of the vesting commencement date, and with respect to one thirty-sixth of the remaining shares subject to such option at the end of each calendar month thereafter, subject in all instances to the optionee’s continuous employment with the Company.

A summary of all options activity under the Plans is presented below (number of shares in thousands):

	Shares Available for Grant	Options Outstanding
		Number of Shares Outstanding	Weighted Average Exercise Price
Balances at December 31, 2003	326	1,270	$1.96
Additional shares authorized	3,823	—
Options granted	(1,450)	1,450	8.00
Options exercised	—	(454)	1.93
Options forfeited or expired	16	(16)	3.72

Balances at December 31, 2004	2,715	2,250	5.81
Additional shares authorized	150	—
Options granted	(1,562)	1,562	18.72
Options exercised	—	(449)	2.96
Options forfeited or expired	223	(223)	5.82

Balances at December 31, 2005	1,526	3,140	12.63
Additional shares authorized	1,737	—
Transfer of authorized shares from 2004 Employee Stock Purchase Plan	700
Options granted	(1,285)	1,285	28.03
Options exercised	—	(450)	8.69
Options forfeited or expired	171	(171)	25.74
Restricted stock granted	(217)	—	—
Restricted stock cancelled	25	—	—

Balances at December 31, 2006	2,657	3,804	17.70

	Options Outstanding at December 31, 2006				Options Exercisable at December 31, 2006
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.80–$ 9.12	762	6.88	$3.77	$13,655	490	$3.16	$9,080
$ 9.13–$13.00	890	7.78	12.42	8,250	431	12.44	3,987
$13.01–$19.83	779	9.30	19.10	2,018	145	18.12	518
$19.84–$27.24	808	9.01	23.53	267	340	25.01	86
$27.25–$40.43	565	9.13	34.58	—	14	28.49	—

	3,804	8.37	17.70	$24,190	1,420	12.98	$13,671

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.69 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 1.2 million.

The total intrinsic value of options exercised and total cash received from employees for those exercises during the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2006	2005
Total intrinsic value of options exercised	$10,770	$6,043
Total cash received for option exercises	$3,907	$1,332

Deferred Stock-Based Compensation

Prior to January 1, 2006, our adoption date of SFAS 123(R), we recorded deferred stock-based compensation of $12.2 million (of which $11.1 million had been amortized as of December 31, 2005) due to the difference between the exercise price and the estimated fair value of common stock. Deferred stock-based compensation is being amortized over the vesting period of four years. Beginning in fiscal 2006, stock-based compensation expense is calculated based on an estimated fair value under SFAS 123(R) and recognized over the remaining vesting periods. However, as the deferred stock-based compensation balance recorded as of December 31, 2005 related to the awards granted prior to our becoming a publicly traded company, the remaining balance of deferred stock-based compensation will continue to be accounted for under APB 25 and be amortized for the remaining vesting period. During the year ended December 31, 2006, we amortized $0.8 million of deferred stock-based compensation, which is included in the total stock-based compensation expense of $11.9 million for the same period.

2004 Employee Stock Purchase Plan

In July 2004, we adopted the 2004 ESPP, which complies with the requirements of Section 423 of the Internal Revenue Code. The shares reserved under the 2004 ESPP are subject to an automatic increase on January 1 of each year in the number of shares equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of our common stock at the end of the preceding fiscal year. The 2004 ESPP permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. At our 2006 Annual Meeting of Stockholders held on May 18, 2006, our stockholders approved the reduction in the number of shares reserved under the 2004 ESPP by 700,000 shares, and the transfer of those reserved shares to our 2004 Equity Incentive Plan. During the year ended December 31, 2006 and 2005, approximately 55,000 shares and 46,000 shares were issued under the Purchase Plan, and approximately 173,000 shares remain available for future issuance at December 31, 2006. No shares were issued under the Purchase Plan in 2004. The 2004 ESPP terminates in May 2014.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the year ended December 31, 2006 was allocated as follows (in thousands):

Year Ended December 31, 2006
Cost of revenues	$548
Research and development	7,481
Selling, general and administrative	3,878

Total stock-based compensation expense	$11,907

In addition, we capitalized approximately $0.2 million of stock-based compensation in inventory as of December 31, 2006, which represented indirect manufacturing costs related to our inventory.

As of December 31, 2006, there was approximately $20.4 million of total unrecognized stock-based compensation cost, after estimated forfeitures, related to unvested employee stock options, restricted common stock and shares under the 2004 ESPP, which is expected to be recognized over an estimated weighted average amortization period of 2.90 years. The tax benefit, and the resulting effect on cash flows from operations and financing activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes Model, which was also the method used for the Company’s pro forma information required under FAS 123. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding, and assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company’s expected volatility assumption uses both the historical and implied volatility of the Company’s stock, as applicable for the expected term. The Company also used its historical stock price to determine the fair value of awards for purposes of its pro forma information under FAS 123. Since the Company does not pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The post-vesting forfeiture rate is based on the Company’s historical option cancellation and employee exercise information, as well as the historical information of similar sized companies in the same industry.

Valuation Assumptions

For the year ended December 31, 2006, the fair value of employee stock options granted under the 2004 Equity Incentive Plan and 2004 ESPP was estimated using the following weighted average assumptions:

	Year Ended December 31, 2006
	Stock Options	Purchase Plan
Stock Option Plans:
Risk-free interest rate	4.51%	4.65%
Expected life of options	4.47 years	0.5 years
Expected dividend yield	0%	0%
Volatility	57%	58%

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The weighted average fair value of employee stock options and shares purchased under the 2004 ESPP for the year ended December 31, 2006 were as follows:

	Year Ended December 31, 2006
	Stock Options	Purchase Plan
Weighted average estimated fair value	$14.11	$9.64

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to adopting SFAS No. 123(R), we made pro forma disclosures of the effects of stock-based compensation under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The pro forma effects of recognizing compensation expense under the fair value method on our net income per share for the year ended December 31, 2005 and 2004 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income—as reported	$16,439	$(12,031)
Add: stock-based compensation expense included in reported net income	1,897	5,679
Deduct: stock-based compensation expense determined under fair value based method for all awards	(9,938)	(7,806)

Net income—pro forma	$8,398	$(14,158)

Net income per common share
As reported:
Basic	$0.93	$(1.17)

Diluted	$0.87	$(1.17)

Pro forma:
Basic	$0.47	$(1.37)

Diluted	$0.44	$(1.37)

For the year ended December 31, 2005 and 2004, the fair value of employee stock options granted under the 2004 Equity Incentive Plan and 2004 ESPP was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2005		2004
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Stock Option Plans:
Risk-free interest rate	4.02%	2.65%	2.07% - 3.62%	2.51%
Expected life of options	3.7 years	0.5 to 2 years	4 years	2 years
Expected dividend yield	0%	0%	0%	0%
Volatility	71%	80%	0% - 80%	80%

The weighted average fair value of employee stock option grants was $9.62 and $8.02 for year ended December 31, 2005 and 2004, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

NOTE 11—INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$349	$313	$—
State	59	46	—
Foreign	51	20	—

Total current	459	379	—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Provision for income taxes	$459	$379	$—

The provision for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income (loss) before income tax provision as a result of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Tax at statutory rate	$358	$5,759	$(4,090)
State taxes, net of federal benefit	59	46	—
Change in valuation allowance	99	(5,446)	4,090
Foreign	(57)	20	—

	$459	$379	$—

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$14,832	$19,355
Accrued liabilities and other	2,560	2,251
Deferred stock-based compensation	2,374	780
Depreciation and amortization	5,319	657
Research and development tax credits	9,441	7,718

Gross deferred tax assets	34,526	30,761
Valuation allowance	(34,526)	(30,761)

Net deferred tax assets	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, we have placed a valuation allowance against our net deferred tax assets. Approximately $2.0 million of the deferred tax assets at December 31, 2006 related to benefits of stock option deductions which, when recognized, will be accounted for as an addition to equity rather than a reduction of the provision for taxes.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

At December 31, 2006, we had federal and state net operating loss carryforwards of approximately $42.6 million and $6.3 million, respectively. These net operating loss carryforwards will expire commencing in 2022 and 2014 for federal and sate purposes, respectively. We also have federal and state research and development tax credit carryforwards of approximately $5.1 million and $5.4 million, respectively. The federal tax credits carryforwards will expire commencing in 2019 and California tax credits have no expiration date.

For federal and state purposes, a portion of our net operating loss carryforwards may be subject to limitation on annual utilization in case of a change in ownership, as defined by federal and state tax law.

Undistributed earnings of our foreign subsidiary of approximately $0.3 million at December 31, 2006 are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company in the first fiscal quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial statements.

NOTE 12—COMMITMENTS AND CONTINGENCIES:

Leases

We lease office space under noncancelable operating leases with various expiration dates through 2011. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $0.9 million, $0.7 million and $0.5 million, respectively. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating lease, which include common area maintenance charges, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2007	958
2008	979
2009	1,000
2010	1,021
2011 and thereafter	516

Total minimum lease payments	$4,474

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

We have software license obligations that are paid over the license periods, which range from one to three years. These software licenses are used for our internal research and development projects. At December 31, 2006 and 2005, we had $2.6 million and $0.7 million of software license obligations, respectively. Future payments for software license obligations are as follows:

Year Ending December 31,	Software License Obligations
2007	1,382
2008	1,243

Total	$2,625

Purchase Commitments

At December 31, 2006, we had approximately $6.5 million in non-cancelable purchase commitments with suppliers. We have recorded a liability of $0.4 million for adverse purchase commitments related to a portion of these commitments for which the inventory is considered unsalable.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

NOTE 13—SEGMENT INFORMATION:

We operate in one business segment and sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue:
United States	$46,227	$54,952	$44,700
Malaysia	31,632	21,349	—
Asia, excluding Malaysia	11,783	4,418	2,037
Other	7,164	1,040	1,096

Total	$96,806	$81,759	$47,833

Substantially all of our long-lived assets are located in the United States of America.

NOTE 14—EMPLOYEE BENEFIT PLAN:

We sponsor a 401(k) defined contribution plan covering all employees. Contributions made by us are determined annually by the Board of Directors. To date we have made no contributions to the plan.

NOTE 15—RELATED PARTY:

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. During the year ended December 31, 2006, 2005 and 2004, we made lease payments of approximately $799,000, $634,000 and $284,000, respectively, under this lease arrangement.

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2006. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First (1)	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2006

Total revenue	$23,324	$25,831	$26,634	$21,017
Gross profit	$14,388	$15,737	$16,284	$13,635
Net income (loss)	$(7,324)	$2,938	$3,445	$1,533
Net income (loss) per share—basic	$(0.39)	$0.15	$0.17	$0.08
Net income (loss) per share—diluted	$(0.39)	$0.14	$0.16	$0.07

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2005

Total revenue	$21,802	$18,707	$20,029	$21,221
Gross profit	$12,318	$10,487	$12,233	$13,306
Net income	$5,423	$2,425	$3,608	$4,983
Net income per share—basic	$0.31	$0.14	$0.20	$0.28
Net income per share—diluted	$0.29	$0.13	$0.19	$0.26

(1)	Net loss in the first quarter of 2006 included a one-time in-process research and development charge of $10.7 million related to the acquisition of the NSE Business from Cypress Semiconductor Corp.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures as of December 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment using those criteria, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our executive officers and directors and corporate governance will be presented under the caption “Executive Officers and Directors” and “Corporate Governance” in our definitive proxy statement in connection with our 2007 Annual Meeting of Stockholders to be held on or about May 18, 2007. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Information relating to executive compensation will be presented under the caption “Executive Compensation” in the proxy statement for our 2007 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. That information is incorporated into this report by reference. Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the proxy statement for our 2007 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this Item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Accountants—Principal Accounting Fees and Services” and “Ratification of Independent Accountants—Pre-Approval Policies and Procedures” in the proxy statement for our 2007 Annual Meeting of Stockholders.

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

Schedule II (i)—Valuation and Qualifying Accounts for the year ended December 31, 2006.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(c) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description

2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006, as amended. (11)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1*	2000 Stock Plan and forms of related agreements (6)

10.2*	2004 Equity Incentive Plan (3)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (14)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10*	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

Exhibit		Description

10.12		Form of Promissory Note Secured by Pledge of Stock issued to the registrant by certain officers thereof (6)

10.13		Intentionally omitted

10.14		Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (13)

10.15		Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16	*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17	*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18	*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

10.19	*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20	*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

10.21	*	Employment offer letter, dated December 5, 2003, between the registrant and Donald Witmer (2)

10.22		Description of the registrant’s Patent Incentive and Recognition Program (4)

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14 certification

31.2		Rule 13a-14 certification

32.1		Section 1350 certification

32.2		Section 1350 certification

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of May 19, 2004.

(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 21, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 14, 2004.

(5)	Incorporated by reference to Exhibit (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission as of November 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission as of July 23, 2004.

(9)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission as of May 09, 2005.

(10)	Incorporated by reference to Exhibit 17.1 the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission as of November 8, 2005.

(11)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of February 21, 2005.

(12)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as of March 11, 2005.

(13)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission as of May 09, 2006.

(14)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as of February 28, 2006.

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for certain portions of this exhibit.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2007	NETLOGIC MICROSYSTEMS, INC.

	By	/S/ RONALD JANKOV
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

Name	Title	Date

/s/ RONALD JANKOV Ronald Jankov	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2006

/s/ DONALD WITMER Donald Witmer	Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2006

/S/ LEONARD PERHAM Leonard Perham	Director	March 2, 2006

/s/ NORMAN GODINHO Norman Godinho	Director	March 2, 2006

/s/ ALAN KROCK Alan Krock	Director	March 2, 2006

/s/ DOUGLAS BROYLES Douglas Broyles	Director	March 2, 2006

/s/ STEVE DOMENIK Steve Domenik	Director	March 2, 2006

SCHEDULE II (i)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs/ Adjustments	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$60,000	$62,000	$(78,000)	$44,000

Year ended December 31, 2005
Allowance for doubtful accounts	$285,000	$22,000	$(247,000)	$60,000

Year ended December 31, 2004
Allowance for doubtful accounts	$93,000	$192,000	—	$285,000

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006. (11)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1*	2000 Stock Plan and forms of related agreements (6)

10.2*	2004 Equity Incentive Plan (3)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (14)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10*	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

10.12	Form of Promissory Note Secured by Pledge of Stock issued to the registrant by certain officers thereof (6)

10.13	Intentionally omitted

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (13)

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

10.21*	Employment offer letter, dated December 5, 2003, between the registrant and Donald Witmer (2)

10.22	Description of the registrant’s Patent Incentive and Recognition Program (4)

Exhibit	Description
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of May 19, 2004.

(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 21, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 14, 2004.

(5)	Incorporated by reference to Exhibit (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission as of November 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission as of July 23, 2004.

(9)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission as of May 09, 2005.

(10)	Incorporated by reference to Exhibit 17.1 the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission as of November 8, 2005.

(11)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of February 21, 2005.

(12)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as of March 11, 2005.

(13)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission as of May 09, 2006.

(14)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as of February 28, 2006

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for certain portions of this exhibit.