Form 10-Q
period 2007-03-31
NETLOGIC MICROSYSTEMS INC
filed 2007-05-08
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, $0.01 par value per share	20,761,182 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$53,109	$50,752
Short-term investments	42,750	39,127
Accounts receivable, net	8,451	7,736
Inventory	9,807	10,703
Prepaid expenses and other current assets	1,449	1,387

Total current assets	115,566	109,705
Property and equipment, net	6,851	5,530
Goodwill	37,069	37,069
Intangible asset	5,037	5,362
Other assets	104	103

Total assets	$164,627	$157,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,432	$4,930
Accrued liabilities	7,007	7,353
Deferred income on sales to a distributor	38	54
Software license and other obligations, current	2,423	1,382

Total current liabilities	13,900	13,719

Software license and other obligations, long-term	1,242	1,243
Other liabilities	279	283

Total liabilities	15,421	15,245

Stockholders' equity:
Common stock and additional paid-in capital	229,841	224,851
Deferred stock-based compensation	(94)	(182)
Accumulated other comprehensive income (loss)	(24)	8
Accumulated deficit	(80,517)	(82,153)

Total stockholders' equity	149,206	142,524

Total liabilities and stockholders' equity	$164,627	$157,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended
	March 31, 2007	March 31, 2006
Revenue	$23,411	$23,324
Cost of revenue	8,851	8,936

Gross profit	14,560	14,388

Operating expenses:
Research and development	10,049	8,061
In-process research and development	—	10,700
Selling, general and administrative	3,960	3,607

Total operating expenses	14,009	22,368

Income (loss) from operations	551	(7,980)

Interest and other income, net	1,171	681

Income (loss) before income taxes	1,722	(7,299)

Provision for income taxes	86	25

Net income (loss)	$1,636	$(7,324)

Net income (loss) per share - Basic	$0.08	$(0.39)

Net income (loss) per share - Diluted	$0.08	$(0.39)

Shares used in calculation - Basic	20,418	18,846

Shares used in calculation - Diluted	21,438	18,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,636	$(7,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,307	976
Accretion of discount in debt securities	(426)	—
Stock-based compensation	3,276	2,532
Provision for (recovery of) doubtful accounts	(16)	62
Provision for inventory reserves	(2)	—
In-process research and development	—	10,700
Changes in assets and liabilities, net of effect of NSE assets acquired:
Accounts receivable	(699)	(4,250)
Inventory	897	502
Prepaid expenses and other assets	(62)	112
Accounts payable	(498)	(1,034)
Accrued liabilities	(346)	161
Deferred revenue	(16)	951
Other long-term liabilities	(4)	(3)

Net cash provided by operating activities	5,047	3,385

Cash flows from investing activities:
Proceeds from short-term investments	10,600	—
Purchase of short-term investments	(13,935)	—
Purchase of property and equipment	(586)	(620)
Cash paid for acquisition	—	(754)

Net cash used in investing activities	(3,921)	(1,374)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,877	1,770
Payments of software license obligations	(656)	(27)
Proceeds from payment of notes receivable from stockholders	—	8

Net cash provided by financing activities	1,221	1,751

Effects of exchange rate on cash and cash equivalents	10	—
Net increase in cash and cash equivalents	2,357	3,762
Cash and cash equivalents at the beginning of period	50,752	65,788

Cash and cash equivalents at the end of period	$53,109	$69,550

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the acquisition of Cypress' NSE assets	$—	$49,747

Software license obligations	$1,697	$—

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There were no changes to our critical accounting policies and estimates discussed in our 2006 annual report on Form 10-K.

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

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Numerator:
Net income (loss)	$1,636	$(7,324)

Denominator:
Weighted-average common shares outstanding	20,457	18,929
Less: shares subject to repurchase	(39)	(83)

Shares used in calculation - basic	20,418	18,846

Stock options and warrants	981	—
Shares subject to repurchase	39	—

Shares used in calculation - diluted	21,438	18,846

Net income (loss) per share:
Basic	$0.08	$(0.39)

Diluted	$0.08	$(0.39)

For the three months ended March 31, 2007 and 2006, employee stock options to purchase approximately 2.0 million and 1.5 million shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive.

3. Share-Based Compensation

We have adopted stock plans that provide for grants to employees of equity-based awards, which include stock options and restricted stock. In addition, we have an Employee Stock Purchase Plan (“ESPP”), that allows employees to purchase our common stock at a discount through payroll deductions.

During the three months ended March 31, 2007 and 2006, we recognized equity-based compensation expense related to grants of stock options, and restricted stock and shares purchased under the ESPP of $3.3 million and $2.5 million, respectively. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ service period.

Stock Options

The exercise price of each stock option equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three months ended March 31, 2007 and 2006, we granted stock options to purchase approximately 456,000 and 586,000 shares of common stock, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $12.95 and $17.10, respectively.

Restricted Stock

During the three months ended March 31, 2007 and 2006, we granted approximately 20,000 and 215,000 shares of restricted stock to certain employees. These awards will vest over the requisite service period, which is generally 2 years. The fair value of the restricted stock was estimated using the fair value of our common stock on the date of the grant. The estimated cost of the restricted stock is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. The equity-based compensation expense for the three months ended March 31, 2007 and 2006 included $1.2 million and $0.4 million, respectively, related to restricted stock.

Employee Stock Purchase Plan

Our ESPP provides that eligible employees may purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. The compensation expense incurred in connection with the plan for the three months ended March 31, 2007 and 2006 was $0.1 million and $0.1 million, respectively.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from those of publicly traded options as they have vesting requirements and are not fully transferable. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended March 31,
	2007	2006
Stock Option Plans:
Risk-free interest rate	4.86%	4.58%
Expected life of options	4.82 years	4.24 years
Expected dividend yield	0%	0%
Volatility	59%	56%

Employee Stock Purchase Plan:
Risk-free interest rate	5.09%	4.14%
Expected life of options	0.5 years	0.5 years
Expected dividend yield	0%	0%
Volatility	59%	56%

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, we semi-annually review historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement (SFAS) 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $2.2 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions. The tax years 2002-2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to March 30, 2008.

5. Business Combination

On February 15, 2006, we completed the acquisition of net assets of the NSE business of Cypress including the Ayama™10000, Ayama 20000, and NSE70000 product families, as well as the Sahasra™50000 Algorithmic Search Engine family (the “Business”). The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market. These factors contributed to a purchase price in excess of the fair value of net tangible assets acquired from Cypress and as a result, we recorded goodwill in connection with this transaction. The results of operations relating to the Business have been included in the results of operations from the acquisition date.

Under the terms of the agreement, we paid $1,000 in cash and issued 1,488,063 shares of common stock valued at $49.7 million to Cypress on February 15, 2006 and agreed to issue additional shares upon receipt of audited financial statements of the Business. In addition, we agreed to pay Cypress up to an additional $10.0 million in cash and up to an additional $10.0 million in shares of our common stock if certain revenue milestones associated with the Business were achieved in the twelve-month period after the close of the transaction. The revenue milestone period discussed above ended on March 31, 2007, and the revenue milestones were not met. Therefore, we do not owe Cypress any additional consideration for the purchase of the Business.

On April 11, 2006, we issued the additional 165,344 shares of our common stock to Cypress upon Cypress’ delivering to us the audited financial statements of the Business. The value of the additional shares of $6.5 million was considered additional purchase price and recorded as an increase to goodwill during the year ended December 31, 2006.

The acquisition was accounted for as a purchase business combination. The purchase price of the Business, including the additional 165,344 shares issued on April 11, 2006, was approximately $57.0 million. The purchase price has been determined as follows (in thousands of dollars):

Cash	$1
Value of NetLogic common stock issued	56,201
Direct transaction costs	753

Total purchase price	$56,955

The value of the 1,488,063 shares of common stock issued on February 15, 2006 was determined based on the average price of the common stock over a five-day period including the two days before and after January 25, 2006 (the date the definitive agreement was signed and announced), or $33.43 per share. The value of the additional 165,344 shares of the common stock issued on April 11, 2006 was determined based on the closing price of the common stock on that date, or $39.03 per share.

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

Developed technology comprises products that have reached technological feasibility and include the Ayama10000, Ayama 20000, and NSE70000 product families. The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 20%. We believe that this discount rate was appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We expect to amortize the existing technology intangible asset on a straight-line basis over an estimated life of five years.

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated those orders would be delivered and billed within six months from the acquisition date, which was the period over which the asset was amortized.

Of the total estimated purchase price, an estimate of $10.7 million was allocated to in-process research and development (“IPRD”) based upon our estimate of the fair values of assets acquired, and was charged to expense during the year ended December 31, 2006. We acquired only one IPRD project, which was related to the Sahasra algorithmic technology that had not reached technological feasibility and had no alternative use. The Sahasra algorithmic technology complements the Company’s Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

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

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of March 31, 2007, we had incurred total post-acquisition costs of approximately $1.1 million related to the IPRD project, and we estimate that an additional investment of approximately $2.0 million will be required to complete the project. The Company expects to complete the project by June 2007 and to benefit from the IPRD project beginning in fiscal 2008, which is consistent with original estimates.

Of the total estimated purchase price, approximately $37.1 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is deductible for tax purposes. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead is tested for impairment at least annually, and more frequently if certain indicators are present. In the event we determine that the value of goodwill has become impaired, it will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the business combination described in Note 3 (in thousands):

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$37,069	$—	$37,069

Other intangible assets:
Developed technology	$6,500	$(1,463)	$5,037
Backlog	836	(836)	—

Total	$7,336	$(2,299)	$5,037

Backlog, with an estimated useful life of six months, was classified within prepaid expenses and other current assets and is fully amortized as of March 31, 2007. For the three months ended March 31, 2007 and 2006, amortization expense related to other intangible assets was $0.3 million and $0.4 million, respectively, all of which was included in cost of sales because the amortization expense related to products sold during such periods. As of March 31, 2007, the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2007	975
2008	1,300
2009	1,300
2010	1,300
2011	162

Total	$5,037

In accordance with SFAS 142, we evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

7. Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. These investments consist of money-market funds, which are readily convertible to cash and are stated at cost, which approximates market value. We deposit cash and cash equivalents with high credit quality financial institutions.

Short-term investments are comprised of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale and carried at fair value. As of March 31, 2007, we had approximately $22,000 of unrealized loss on short-term investments, which was recorded in accumulated other comprehensive loss within the stockholders’ section of our consolidated balance sheet.

8. Balance Sheet Components

The components of our inventory at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Inventories:
Finished goods	$2,766	$1,903
Work-in-progress	7,041	8,800

	$9,807	$10,703

The components of our accrued liabilities at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Accrued liabilities:
Accrued payroll and related expenses	$2,809	$3,365
Accrued warranty	1,309	1,270
Accrued inventory purchases	1,031	897
Accrued professional services	477	398
Accrued adverse purchase commitments	420	420
Other accrued expenses	961	1,003

	$7,007	$7,353

9. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Warranty accrual:
Beginning balance	$1,270	$531
Settlements made during the period	(107)	(38)
Provision for warranty	146	772

Ending balance	$1,309	$1,265

During the three months ended March 31, 2006, we provided an additional warranty reserve of $0.7 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to June 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of March 31, 2007, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

10. Commitments and Contingencies

Purchase Commitments

At March 31, 2007, we had approximately $7.5 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

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

11. Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2007	2006
Net income (loss)	$1,636	$(7,324)
Currency translation adjustments	(10)	11
Unrealized loss on short-term investments	(22)	—

Comprehensive income (loss)	$1,604	$(7,313)

12. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which holds shares of our common stock. During the three months ended March 31, 2007 and 2006, we made lease payments of approximately $210,000 and $175,000, respectively, under this lease arrangement.

13. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Revenue:
United States	40%	59%
Malaysia	41%	25%
Asia, excluding Malaysia	12%	11%
Other	7%	5%

Total	100%	100%

As of March 31, 2007 and December 31, 2006, the following customers accounted for more than 10% of our total accounts receivable:

	March 31, 2007	December 31, 2006
Solectron Corporation	52%	57%
Sanmina Corporation	6%	11%

14. Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue (EITF) 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” We are required to adopt the provisions of EITF 06-03 beginning in 2007. The provisions of EITF 06-03 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company in the first fiscal quarter of 2007. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, “Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS 159 on our financial position and results of operations has not been finalized.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007 and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

We employ a direct sales force, a sales representative network and a distributor to sell our products. A substantial portion of our revenue comes from customers headquartered in the United States; however, we also earn a significant amount from customers headquartered in countries outside the United States. All revenue to date has been denominated in U.S. dollars.

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

As a consequence of the acquisition of the Business from Cypress, we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, revenues and costs relating to sales to this distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer.

Because we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our costs of revenue consists of payments to our third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

Research and development expenses consist primarily of compensation and related costs for personnel, as well as costs related to new and existing product development, depreciation, software maintenance and facilities costs. All research and development costs are expensed in the period incurred. In order for us to remain competitive, we believe a significant portion of our operating expenses will continue to be related to research and development efforts. We also believe research and development headcount will increase in the future, and that research and development costs will increase in absolute dollars but decline as a percentage of revenue.

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

Critical Accounting Policies and Estimates

The preparation of our condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There were no changes to our critical accounting policies and estimates discussed in our 2006 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended March 31, 2007 and the three months ended March 31, 2006 (in thousands, except percentage data):

	Three Months ended March 31, 2007	Percentage of Revenue	Three Months ended March 31, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$23,411	100.0%	$23,324	100.0%	$87	0.4%
Cost of revenue	8,851	37.8%	8,936	38.3%	(85)	-1.0%

Gross profit	$14,560	62.2%	$14,388	61.7%	$172	1.2%

Revenue. Revenue for the three months ended March 31, 2007 remained relatively stable compared with that of the three months ended March 31, 2006. Although the total revenue remained relatively stable, revenue from our knowledge-based processors decreased by 6% during the three months ended March 31, 2007 compared with the same period a year go. The decrease in sales of knowledge-based processor was primarily caused by the lower demand experienced in the Japanese market where, we believe that, infrastructure upgrades have been postponed to until the second half of calendar year 2007. ALAXALA Networks, our largest Japanese customer, accounted for 4% of revenue during the three months ended March 31, 2007, compared with 11% for the same period a year ago. The decrease in knowledge-based processor sales was mitigated by an increase in revenue from the NSE products we acquired from Cypress Semiconductor, which totaled $2.7 million during the three months ended March 31, 2007, compared with $1.0 million during the three months ended March 31, 2006. The increase of NSE product sales was primarily due to the increased demand for our Ayama products. The unit shipments of Ayama products increased 52% during the three months ended March 31, 2007 compared with the same period a year ago, which included only one and a half month of operations following the completion of the acquisition on February 15, 2006.

Revenue from sales to Cisco and its contract manufacturers represented 59% of our total revenue for the three months ended March 31, 2007, compared to 57% during the three months ended March 31, 2006. During the three months ended March 31, 2007, Alcatel-Lucent accounted for 12% of our total product revenue.

Cost of Revenue/Gross Profit/Gross Margin. The slight decrease in cost of revenue during the three months ended March 31, 2007 was primarily due to a decrease in amortization of intangible assets. Cost of revenue for the three months ended March 31, 2007 and 2006 included $0.3 million and $0.4 million, respectively, of amortization of developed technology and backlog intangible assets, which we recorded in connection with our acquisition of the NSE Business during the first quarter of 2006. Amortization expense associated with these intangible assets decreased for the three months ended March 31, 2007 because the amortization of the backlog intangible asset was completed during fiscal 2006. Excluding the fluctuation in intangible asset amortization, our cost of revenue and gross margin remained relatively stable during the three months ended March 31, 2007 compared with the same period a year ago.

Operating expenses

The table below sets forth operating expense data for the three months ended March 31, 2007 and the three months ended March 31, 2006 (in thousands, except percentage data):

	Three Months ended March 31, 2007	Percentage of Revenue	Three Months ended March 31, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$10,049	42.9%	$8,061	34.6%	$1,988	24.7%
In-process research and development	—	0.0%	10,700	45.9%	(10,700)	-100.0%
Selling, general and administrative	3,960	16.9%	3,607	15.4%	353	9.8%

Total operating expenses	$14,009	59.8%	$22,368	95.9%	$(8,359)	-37.4%

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to increases in product development and qualification expenses of $0.7 million, payroll related expenses of $0.6 million, and stock-based compensation expense of $0.5 million. These increases were offset by a decrease in consulting expenses of $0.2 million. The increase in product development and qualification expense was the result of expediting the production qualification and characterization for the NL7000 and NL8000 processors, which are occurring earlier than expected due to the first-pass silicon success of each product. The increase in payroll and stock-based compensation expense is due to an increase in engineering headcount, primarily in India, to support our new product development efforts. Depreciation expense increased by $0.3 million during the three months ended March 31, 2007 as we purchased software and other tools to support our research and development efforts. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. As part of the purchase price allocation for the acquisition of Cypress’ NSE business, we recorded an in-process research and development charge (“IPRD”) of $10.7 million during the three months ended March 31, 2006 based upon our estimate of the fair values of assets acquired. We are currently developing new products that qualify as IPRD. Projects that qualified as IPRD represented those that had not reached technological feasibility and which had no alternative use and therefore were expensed immediately expensed. No similar charge was recorded during the three months ended March 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to increases in payroll related expenses of $0.3 million, stock-based compensation expense of $0.1 million, and consulting and outside vendor service expenses of $0.1 million, but was also offset by decreases in internal sales commission of $0.2 million and bad debt expense of $0.1 million. The increase in payroll related costs was due to an increased headcount to support our growing operations primarily in the sales and marketing areas. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the three months ended March 31, 2007 and the three months ended March 31, 2006 (in thousands, except percentage data):

	Three Months ended March 31, 2007	Percentage of Revenue	Three Months ended March 31, 2006	Percentage of Revenue	Year-to-Year Change	Change Percentage
Other income, net:
Interest income	$1,156	5.0%	$683	2.9%	$473	69.3%
Other income, net	15	0.0%	(2)	0.0%	17	850.0%

Total interest and other income, net	$1,171	5.0%	$681	2.9%	$490	72.0%

Interest and Other Income (Expenses), Net. The net interest and other income of $1.1 million generated during the three months ended March 31, 2007 was primarily due to a higher average cash and investment balance during the period and higher market yields for our investments. The higher average cash and investment balance during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to the cash generated from operating activities. Our cash, cash equivalents and short-term investments balance increased from $69.6 million at March 31, 2006 to $95.9 million at March 31, 2007.

Provision for Income Taxes. Income tax expense was $86,000 and $25,000 for the three months ended March 31, 2007 and 2006, respectively. Our effective tax rates for the three months ended March 31, 2007 and 2006 were significantly less than statutory rates because we utilized net operating loss carry-forwards, from which no previous benefit had been recognized, to offset taxable income in the U.S.

Liquidity and Capital Resources: Changes in Financial Condition

At March 31, 2007, our principal source of liquidity was cash, cash equivalents and short-term investments that totaled $95.9 million, which we believe is adequate for our operational needs for the foreseeable future.

The table below (in thousands) sets forth the key components of cash flow for the three months ended March 31, 2007 and 2006:

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Net cash provided by operating activities	$5,047	$3,385
Net cash used in investing activities	$(3,921)	$(1,374)
Net cash provided by financing activities	$1,221	$1,751

Cash Flows during the Three Months Ended March 31, 2007

During the three months ended March 31, 2007, our operating activities generated net cash of $5.0 million. During the period, we recorded non-cash items of $4.1 million primarily consisting of stock-based compensation of $3.3 million and depreciation and amortization of intangibles of $1.3 million, offset by accretion of discount on debt securities of $0.4 million. Cash was generated primarily from higher-than expected sales during the three months ended March 31, 2007. The cash generated was offset by an increase in accounts receivable of $0.7 million on higher sales of our knowledge-based processors during the period compared to the fourth quarter of 2006, a decrease in accounts payable and accrued liabilities of $0.8 million due to the timing of payments to our vendors.

Our investing activities used cash of $3.9 million during the three months ended March 31, 2007, of which $13.9 million was for the purchase of short-term investments, offset by $10.6 million of proceeds from maturities of short-term investments. We used $0.6 million to purchase computer equipment and research and development design tools to support our on-going R&D projects. We expect to make capital expenditures of approximately $2.1 million for the remainder of 2007. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $1.2 million for the three months ended March 31, 2007, primarily from stock option exercises. Cash provided by financing activities was offset by repayment of software license and other obligations.

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

Contractual Obligations

Our principal commitments as of March 31, 2007 consisted of operating payments and payments on software license obligations, which are summarized below (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$3,784	$857	$1,775	$1,152	—
Software license and other obligations	3,665	2,423	1,242	—	—
Wafer purchases	7,525	7,525	—	—	—

Total	$14,974	$10,805	$3,017	$1,152	—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions. .

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2007, our investments consisted mostly of money market funds and government agency debt securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4:	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A:	Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, which we filed with the Securities and Exchange Commission on March 2, 2007. The following discussion is of material changes to risk factors disclosed in that report.

We expect to derive substantially all of our revenue from sales of our knowledge-based processors, and, if the demand for these products does not grow, we may not achieve our growth and strategic objectives.

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 83% and 90% of our total revenue during the three months ended March 31, 2007 and 2006, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future or that the demand for our customers’ systems will increase as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of networking OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the three months ended March 31, 2007 and 2006, Cisco and its contract manufacturers accounted for 59% and 57% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We reported net income of $1.6 million during the three months ended March 31, 2007. For the year ended December 31, 2006, we reported net income of $0.6 million. At March 31, 2007, we have an accumulated deficit of approximately $80.5 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

We may not significantly increase our recent revenue growth rate.

Our total revenue increased 18% to $96.8 million during the year ended December 31, 2006 from $81.8 million during the year ended December 31, 2005, and 11% to $23.4 million for the first fiscal quarter of 2007 from $21.0 million for the fourth fiscal quarter of 2006. You should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 86% and 69% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 60% of our total revenue during the three months ended March 31, 2007, and for 41% of our total revenue during the same period of 2006. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

(b) The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-114549) relating to our initial public offering of common stock, effective on July 8, 2004. We realized approximately $39.2 million after offering expenses and the remaining proceeds of approximately $21 million have been used to purchase short-term investments.

Item 5.	Other Information

On May 7, 2007, in accordance with Nasdaq Marketplace rule 4350(i)(l)(A)(iv), our board of directors granted options to purchase a total of 18,300 shares of common stock to 7 new non-executive employees of the Company as an inducement material to each individual’s entering into employment with the Company. All the stock options have an exercise price equal to the fair market value on the grant date. The options have a 10 year term and vest over four years as follows: 25 percent on the anniversary of the vesting commencement date, and with respect to one thirty-sixth of the remaining shares subject to such option at the end of each calendar month thereafter, subject in all instances to the optionee’s continuous employment with the Company.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: May 8, 2007	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 8, 2007	By:	/s/ SHIGEYUKI HAMAMATSU
Shigeyuki Hamamatsu
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification