Form 10-Q
period 2007-06-30
NETLOGIC MICROSYSTEMS INC
filed 2007-08-07
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $0.01 par value per share	20,961,241 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$73,717	$50,752
Short-term investments	30,982	39,127
Accounts receivable, net	7,924	7,736
Inventory	9,770	10,703
Prepaid expenses and other current assets	1,881	1,387

Total current assets	124,274	109,705
Property and equipment, net	6,456	5,530
Goodwill	37,069	37,069
Intangible asset	4,713	5,362
Other assets	108	103

Total assets	$172,620	$157,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,908	$4,930
Accrued liabilities	7,681	7,353
Deferred income	208	54
Software license and other obligations, current	2,083	1,382

Total current liabilities	14,880	13,719
Software license and other obligations, long-term	—	1,243
Other liabilities	275	283

Total liabilities	15,155	15,245

Stockholders' equity:
Common stock and additional paid-in capital	235,703	224,851
Deferred stock-based compensation	(42)	(182)
Accumulated other comprehensive income (loss)	(18)	8
Accumulated deficit	(78,178)	(82,153)

Total stockholders' equity	157,465	142,524

Total liabilities and stockholders' equity	$172,620	$157,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$25,835	$25,831	$49,246	$49,155
Cost of revenue	9,249	10,094	18,100	19,030

Gross profit	16,586	15,737	31,146	30,125

Operating expenses:
Research and development	10,886	9,703	20,934	17,764
In-process research and development	—	—	—	10,700
Selling, general and administrative	4,561	3,996	8,521	7,603

Total operating expenses	15,447	13,699	29,455	36,067

Income (loss) from operations	1,139	2,038	1,691	(5,942)

Interest and other income, net	1,291	923	2,462	1,604

Income (loss) before income taxes	2,430	2,961	4,153	(4,338)
Provision for income taxes	92	23	178	48

Net income (loss)	$2,338	$2,938	$3,975	$(4,386)

Net income (loss) per share—Basic	$0.11	$0.15	$0.19	$(0.23)

Net income (loss) per share—Diluted	$0.11	$0.14	$0.18	$(0.23)

Shares used in calculation—Basic	20,691	19,923	20,548	19,393

Shares used in calculation—Diluted	21,773	21,508	21,628	19,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,975	$(4,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,618	2,438
Accretion of discount on debt securities	(694)	—
Stock-based compensation	6,815	5,591
Provision for (recovery of) doubtful accounts	(25)	45
Provision for inventory reserves	327	1,400
Tax benefit from stock-based awards	(16)	—
In-process research and development	—	10,700
Changes in assets and liabilities, net of effect of NSE assets acquired:
Accounts receivable	(163)	(5,033)
Inventory	605	(2,858)
Prepaid expenses and other assets	(498)	(580)
Accounts payable	(22)	26
Accrued liabilities	344	1,750
Deferred income	154	307
Other long-term liabilities	(8)	(3)

Net cash provided by operating activities	13,412	9,397

Cash flows from investing activities:
Proceeds of short-term investments	22,636	—
Purchase of short-term investments	(13,935)	—
Purchase of property and equipment	(1,177)	(947)
Cash paid for acquisition	—	(754)

Net cash provided by (used in) investing activities	7,524	(1,701)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,236	3,327
Payments of software license obligations	(2,238)	(800)
Tax benefit from stock based-awards	16	—
Proceeds from payment of notes receivable from stockholders	—	20

Net cash provided by financing activities	2,014	2,547

Effects of exchange rate on cash and cash equivalents	15	(10)
Net increase in cash and cash equivalents	22,965	10,233
Cash and cash equivalents at the beginning of period	50,752	65,788

Cash and cash equivalents at the end of period	$73,717	$76,021

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the acquisiton of Cypress' NSE assets	$—	$56,201

Software license obligations	$—	$3,233

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the six-month period ended June 30, 2007, there were no changes to the critical accounting policies and estimates discussed in our 2006 annual report on Form 10-K.

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

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$2,338	$2,938	$3,975	$(4,386)

Denominator:
Weighted-average common shares outstanding	20,727	19,990	20,584	19,460
Less: shares subject to repurchase	(36)	(67)	(36)	(67)

Shares used in calculation - basic	20,691	19,923	20,548	19,393

Stock options and warrants	1,046	1,518	1,044	—
Shares subject to repurchase	36	67	36	—

Shares used in calculation - diluted	21,773	21,508	21,628	19,393

Net income (loss) per share:
Basic	$0.11	$0.15	$0.19	$(0.23)

Diluted	$0.11	$0.14	$0.18	$(0.23)

For the three and six months ended June 30, 2007 and 2006, employee stock options to purchase the following number of shares of common stock were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive (in thousands):

Three months ended June 30,		Six months ended June 30,
2007	2006	2007	2006
1,432	634	1,823	3,349

3. Share-Based Compensation

We have adopted stock plans that provide for grants to employees of equity-based awards, which include stock options and restricted stock. In addition, we have an Employee Stock Purchase Plan (“ESPP”), that allows employees to purchase our common stock at a discount through payroll deductions. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ service period. We also grant stock options and restricted stock to new employees in accordance with Nasdaq Marketplace rule 4350(i)(1)(A)(iv) as an inducement material to the new employee’s entering into employment with the Company.

The following table summarizes share-based compensation expense recorded for the periods presented:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of revenue	$143	$131	$334	$148
Research and development	2,223	1,972	4,294	3,565
Selling, general and administrative	1,173	956	2,187	1,878

Total	$3,539	$3,059	$6,815	$5,591

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three and six months ended June 30, 2007, we granted stock options to purchase approximately 558,000 and 1,015,000 shares of common stock, respectively. During the three and six months ended June 30, 2006, we granted stock options to purchase approximately 30,000 and 636,000 shares of common stock, respectively.

Restricted Stock

During the three and six months ended June 30, 2007, we granted approximately 15,000 and 35,000 shares of restricted stock, respectively. During the three and six months ended June 30, 2006, we granted zero and approximately 216,000 shares of restricted stock, respectively. These awards will vest over the requisite service period, which generally is two years. The fair value of the restricted stock was estimated using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures.

Employee Stock Purchase Plan

Our ESPP provides that eligible employees may purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. During the six months ended June 30, 2007 and 2006, approximately 26,000 and 11,000 shares, respectively, were purchased under ESPP.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock Option Plans:
Risk-free interest rate	4.84%	4.86%	4.85%	4.59%
Expected life of options	4.79 years	4.42 years	4.80 years	4.25 years
Expected dividend yield	0%	0%	0%	0%
Volatility	55%	59%	57%	56%
Weighted average fair value	$15.08	$17.50	$14.12	$17.12

Employee Stock Purchase Plan:
Risk-free interest rate	5.09%	4.14%	5.09%	4.14%
Expected life of options	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%
Volatility	59%	56%	59%	56%
Weighted average fair value	$7.19	$6.93	$7.19	$6.93

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, we semi-annually review historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement (SFAS) 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At January 1, 2007 (the date of adoption) and June 30, 2007, we had $2.6 million and $3.0 million, respectively, of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions. The tax years 1999-2006 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to June 30, 2008.

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

Under the terms of the agreement, we paid $1,000 in cash and issued 1,488,063 shares of common stock valued at $49.7 million to Cypress on February 15, 2006 and agreed to issue additional shares upon receipt of audited financial statements of the Business. In addition, we had agreed to pay Cypress up to an additional $10.0 million in cash and up to an additional $10.0 million in shares of our common stock if certain revenue milestones associated with the Business were achieved in the twelve-month period after the close of the transaction, but those revenue milestones were not met during the period, which ended March 31, 2007, and that additional consideration will not be paid.

On April 11, 2006, we issued the additional 165,344 shares of our common stock to Cypress upon its delivery to us of the audited financial statements of the Business. The additional shares were valued at $6.5 million, which was added to the purchase price and recorded as an increase to goodwill in 2006.

The acquisition was accounted for as a purchase business combination. The total purchase price of the Business was approximately $57.0 million, determined as follows (in thousands of dollars):

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

Developed technology comprised products that had reached technological feasibility as of the acquisition date and included the Ayama10000, Ayama 20000, and NSE70000 product families. The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 20%. We believe that this discount rate was appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We expect to amortize the existing technology intangible asset on a straight-line basis over an estimated life of five years.

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated those orders would be delivered and billed within six months from the acquisition date, which was the period over which the asset was amortized.

Of the total estimated purchase price, an estimate of $10.7 million was allocated to in-process research and development (“IPRD”) based upon our estimate of the fair values of assets acquired, and was charged to expense during the year ended December 31, 2006. We acquired only one IPRD project, which was related to the Sahasra algorithmic technology that had not reached technological feasibility as of the acquisition date and had no alternative use. The Sahasra algorithmic technology complements the Company’s Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

The fair value assigned to IPRD was determined using the income approach, under which we considered the importance of products under development to our overall development plans, estimated the costs to develop the purchased IPRD into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. We used a discount rate of 23% in the present value calculations, which were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success, as well as the products’ stage of completion. The estimates used in valuing IPRD were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Those assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of June 30, 2007, we had incurred total post-acquisition costs of approximately $1.4 million related to the IPRD project, and we estimate that an additional investment of approximately $1.7 million will be required to complete the project. The Company expects to complete the project by the end of 2007 and benefit from the IPRD project beginning in 2008.

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

6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the business combination described in Note 5 (in thousands):

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$37,069	$—	$37,069

Other intangible assets:
Developed technology	$6,500	$(1,787)	$4,713
Backlog	836	(836)	—

Total	$7,336	$(2,623)	$4,713

Backlog, with an estimated useful life of six months, was classified within prepaid expenses and other current assets and is fully amortized as of June 30, 2007. For the three and six months ended June 30, 2007, amortization expense related to other intangible assets was $0.3 million and $0.7 million, respectively, all of which was included in cost of sales because the amortization expense related to products sold during such periods. As of June 30, 2007, the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2007 (remaining 6 months)	$651
2008	1,300
2009	1,300
2010	1,300
2011	162

Total	$4,713

In accordance with SFAS 142, we evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

7. Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. These investments consist primarily of money market funds, which are readily convertible to cash and are stated at cost, which approximates market value. We deposit cash and cash equivalents with high credit quality financial institutions.

Short-term investments are comprised primarily of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale and carried at fair value. As of June 30, 2007, we had approximately $21,000 of unrealized loss on short-term investments, which was recorded in accumulated other comprehensive loss within the stockholders’ section of our consolidated balance sheet.

8. Balance Sheet Components

The components of our inventory at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Inventories:
Finished goods	$3,453	$1,903
Work-in-progress	6,317	8,800

	$9,770	$10,703

The components of our accrued liabilities at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Accrued liabilities:
Accrued payroll and related expenses	$2,885	$3,365
Accrued warranty	1,369	1,270
Accrued inventory purchases	1,090	897
Other accured expenses	2,337	1,821

	$7,681	$7,353

9. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Warranty accrual:
Beginning balance	$1,309	$1,265	$1,270	$531
Provision for warranty	63	256	209	1,028
Settlements made during the period	(3)	(20)	(110)	(58)

Ending balance	$1,369	$1,501	$1,369	$1,501

During the three and six months ended June 30 , 2006, we provided an additional warranty reserve of $0.2 million and $0.9 million, respectively, to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to June 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of June 30, 2007, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

10. Commitments and Contingencies

Purchase Commitments

At June 30, 2007, we had approximately $8.2 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

Contingencies

We may become party to claims and litigation proceedings arising in the normal course of business. The legal responsibility and financial impact with respect to claims and litigation that may arise cannot currently be ascertained, and presently we do not know of any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance that any such matters would be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future which might adversely impact gross margins.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligation to indemnify our lessors under facility lease agreements, and obligations to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

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

11. Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$2,338	$2,938	$3,975	$(4,386)
Currency translation adjustments	5	48	(5)	59
Unrealized gain (loss) on short-term investments	1	—	(21)	—

Comprehensive income (loss)	$2,344	$2,986	$3,949	$(4,327)

12. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which has held shares of our common stock. During the three and six months ended June 30, 2007, we made lease payments of approximately $210,000 and $420,000, respectively, under this lease arrangement.

13. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
United States	50%	41%	45%	45%
Malaysia	31%	36%	36%	31%
Asia, exlcuding Malaysia	13%	15%	13%	19%
Other	6%	8%	6%	5%

Total	100%	100%	100%	100%

As of June 30, 2007 and December 31, 2006, the following customers accounted for more than 10% of our total accounts receivable:

	June 30, 2007	December 31, 2006
Solectron Corporation	33%	57%
Sanmina Corporation	16%	11%

14. Recent Accounting Pronouncements

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

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007 and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

Since the second half of 2003, we have experienced significant revenue growth caused by a rapid rise in new customer orders for our knowledge-based processors. Our total revenue increased by 253% from $13.5 million for fiscal 2003 to $47.8 million for fiscal 2004, and by 71% from fiscal 2004 to $81.8 million for fiscal 2005. Our total revenue for fiscal year ended December 31, 2006 was $96.8 million, which represented an increase of 18% over fiscal 2005.

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

In general, we recognize revenue at the time of shipment to our customers or our international stocking sales representatives. Our revenue consists primarily of sales of our knowledge-based processors to networking OEMs and their contract manufacturers. Initial sales of our products for a new design are usually made directly to networking OEMs. Once a design enters production, a networking OEM often outsources its manufacturing to contract manufacturers that purchase products directly from us. Starting in our third fiscal quarter and continuing through the fourth quarter we will be transitioning into a just-in-time inventory model covering substantially all of our product shipments for Cisco Systems and its contract manufacturers. As a part of this model, in the third quarter of 2007, we entered into a purchase agreement with Wintec Industries who, over the course of the second half of 2007, will become the primary purchaser of our products on a consignment basis for resale to Cisco and Cisco’s contract manufacturers. We have generally provided to Wintec the same terms and conditions that we provide to Cisco under the master purchase agreement between us and Cisco, including: our obligation to accept all purchase orders from Wintec unless we are unable to meet Wintec’s schedule, our obligation to ensure that we have the capacity to increase or decrease production of our products based upon Wintec’s demand forecasts, our obligation to use our best efforts to meet Wintec’s stated cost reduction targets and to provide to Wintec all price decreases that we achieve, cancellation rights for standard and custom products, and extended product warranties. Additionally, under this arrangement, we will not recognize revenue until Wintec reports to us that it has shipped our product to Cisco or Cisco’s contract manufacturers. We also have extended to Wintec a credit limit sufficient to cover our anticipated annual business with Cisco and Cisco’s contract manufacturers. Given the volume of business that we anticipate to flow through Wintec, and given our lack of payment history working with Wintec, we will require irrevocable letters of credit and reliable guarantees to support the credit limit we have extended to Wintec. In our discretion, we may accept orders from Wintec that exceed the credit limit based on our analysis of the collectability of such orders and Wintec’s payment history.

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

Because we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our costs of revenue consists of payments to third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

Research and development expenses consist primarily of compensation and related costs for personnel, as well as costs related to new and existing product development, depreciation, software maintenance and facilities costs. All research and development costs are expensed in the period incurred. In order for us to remain competitive, we believe a significant portion of our operating expenses will continue to be related to research and development efforts. We also believe that research and development headcount will increase in the future, and that research and development costs will increase in absolute dollars but decline as a percentage of revenue.

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, travel, facilities overhead and bonuses and commissions for independent sales representatives. General and administrative expenses consist primarily of compensation and related costs for finance and accounting, patent and corporate legal expenses, and facilities overhead.

Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiary in India, which are denominated in the local currency. The expenses incurred by our subsidiary in India, excluding any foreign currency remeasurement gains or losses which are recorded in interest and other income (expense), net, were included in research and development expenses.

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

Results of Operations

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended June 30, 2007 and the three months ended June 30, 2006 (in thousands, except percentage data):

	Three Months ended June 30, 2007	Percentage of Revenue	Three Months ended June 30, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$25,835	100.0%	$25,831	100.0%	$4	0.0%
Cost of revenue	9,249	35.8%	10,094	39.1%	(845)	-8.4%

Gross profit	$16,586	64.2%	$15,737	60.9%	$849	5.4%

Revenue. Revenue for the three months ended June 30, 2007 remained relatively stable compared with that of the three months ended June 30, 2006. Revenue from sales to Cisco and its contract manufacturers represented 51% of our total revenue for the three months ended June 30, 2007, compared to 61% during the three months ended June 30, 2006. The decrease in sales to Cisco and its contract manufacturers was primarily caused by the affects of Solectron’s migration to a just-in-time inventory model with Cisco, which effectively reduced the level of inventory carried by Solectron. Also, we experienced excess order placements by our large customers during the three months ended June 30, 2006 to offset anticipated shortages of third party organic substrates used for some of our products. Our sales to AlaxalA Networks, our largest Japanese customer, also decreased to 4% of total revenue during the three months ended June 30, 2007, compared with 10% for the same period a year ago due to lower demand in the Japanese market where infrastructure upgrades have been postponed to late in the second half of calendar year 2007. The decreases in sales to these two customers were mitigated by an increase in revenue from our non-Cisco customers, excluding AlaxalA Networks, which totaled $11.7 million during the three months ended June 30, 2007, compared with $8.5 million during the three months ended June 30, 2006. The increase in sales to non-Cisco customers was primarily driven by the increasing demand in several emerging new markets, such as 10 Gigabit Ethernet, voice-over-IP and IPTV, in addition to the enterprise networking infrastructure market that has driven the demand for products in the past. During the three months ended June 30, 2007, Alcatel-Lucent accounted for 10% of our total product revenue.

Cost of Revenue/Gross Profit/Gross Margin. The decrease in cost of revenue during the three months ended June 30, 2007 was primarily due to a decrease in the provisions for excess and obsolete inventory reserves and product warranty, and amortization of intangible assets. Cost of revenue for the three months ended June 30, 2007 and 2006 included $0.3 million and $0.3 million, respectively, of amortization of developed technology. Cost of revenue for the three months ended June 30, 2006 also included $0.4 million of amortization of backlog intangible asset. These intangible assets were recorded in connection with our acquisition of the NSE Business. Amortization expense associated with these intangible assets decreased for the three months ended June 30, 2007 because the amortization of the backlog intangible asset was completed during fiscal 2006.

Gross margin for the three months ended June 30, 2007 was favorably impacted by approximately $0.4 million or 1.4% from a net reversal of our excess and obsolete inventory reserves. The net amount reflects a reversal for specific inventory sold, which had been previously reserved.

The NRE revenue of $0.6 million for the three months ended June 30, 2006 had no associated cost, and accordingly generated 100% gross margin.

Operating expenses

The table below sets forth operating expense data for the three months ended June 30, 2007 and the three months ended June 30, 2006 (in thousands, except percentage data):

	Three Months ended June 30, 2007	Percentage of Revenue	Three Months ended June 30, 2006	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$10,886	42.1%	$9,703	37.6%	$1,183	12.2%
Selling, general and administrative	4,561	17.7%	3,996	15.5%	565	14.1%

Total operating expenses	$15,447	59.8%	$13,699	53.0%	$1,748	12.8%

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2007, as compared to the same period in 2006, primarily due to increases in product development and qualification expenses of $0.6 million, stock-based compensation expense of $0.3 million, payroll related expenses of $0.2 million and travel expenses of $0.1 million. These increases were offset by a decrease in consulting expenses of $0.4 million. The increase in product development and qualification expense was the result of expediting the production qualification and characterization for the NL7000 and NL8000 processors, which are occurring earlier than expected due to the first-pass silicon success of each product. The increase in payroll and stock-based compensation expense is due to an increase in engineering headcount, primarily in India, to support our new product development efforts. Depreciation expense increased by $0.2 million during the three months ended June 30, 2007 as we purchased software and other tools to support our research and development efforts. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2007, as compared to the same period in 2006, primarily due to increases in stock-based compensation expense of $0.2 million, recruiting expenses of $0.2 million, external sales commission expense of $0.1 million, and consulting and outside vendor services expenses of $0.1 million. The increase in payroll related costs was due to increased headcount to support our growing operations primarily in the sales and marketing areas. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the three months ended June 30, 2007 and the three months ended June 30, 2006 (in thousands, except percentage data):

	Three Months ended June 30, 2007	Percentage of Revenue	Three Months ended June 30, 2006	Percentage of Revenue	Year-to-Year Change	Increase Change
Other income, net:
Interest income	$1,277	4.9%	$948	3.7%	$329	34.7%
Other income (expense), net	14	0.1%	(25)	-0.1%	39	-156.0%

Total interest and other income, net	$1,291	5.0%	$923	3.6%	$368	39.9%

Interest and Other Income (Expenses), Net. The net interest and other income of $1.3 million generated during the three months ended June 30, 2007 was primarily due to a higher average cash and investment balance during the period and higher market yields for our investments. The higher average cash and investment balance during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to the cash generated from operating activities. Our cash, cash equivalents and short-term investments balance increased from $76.0 million at June 30, 2006 to $104.7 million at June 30, 2007.

Provision for Income Taxes. Income tax expense was $92,000 and $23,000 for the three months ended June 30, 2007 and 2006, respectively. Our effective tax rates for the three months ended June 30, 2007 and 2006 were significantly less than statutory rates because we utilized net operating loss carry-forwards, from which no previous benefit had been recognized, to offset taxable income in the U.S.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the six months ended June 30, 2007 and the six months ended June 30, 2006 (in thousands, except percentage data):

	Six Months ended June 30, 2007	Percentage of Revenue	Six Months ended June 30, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$49,246	100.0%	$49,155	100.0%	$91	0.2%
Cost of revenue	18,100	36.8%	19,030	38.7%	(930)	-4.9%

Gross profit	$31,146	63.2%	$30,125	61.3%	$1,021	3.4%

Revenue. Revenue for the six months ended June 30, 2007 remained relatively stable compared with that of the six months ended June 30, 2006. Revenue from sales to Cisco and its contract manufacturers represented 55% of our total revenue for the six months ended June 30, 2007, compared to 59% during the six months ended June 30, 2006 due to Solectron’s migration to a just-in-time inventory model with Cisco, the excess order placements in anticipation of the organic substrate shortage for the six months June 30, 2006, and due to our increased product shipments to our non-Cisco customers. Our sales to AlaxalA Networks, our largest Japanese customer, also decreased to 2% of total revenue during the six months ended June 30, 2007, compared with 8% for the same period a year ago due to lower demand in the Japanese market as discussed previously. The decreases in sales to these two customers were mitigated by an increase in revenue from our non-Cisco customers, excluding AlaxalA Networks, which totaled $21.2 million during the six months ended June 30, 2007, compared with $16.0 million during the same period a year ago. The increase in sales to non-Cisco customers was primarily driven by the increasing demand in several emerging new markets, such as 10 Gigabit Ethernet, voice-over-IP and IPTV, in addition to the enterprise networking infrastructure market that has driven the demand for our products in the past. During the six months ended June 30, 2007, Alcatel-Lucent accounted for 11% of our total product revenue.

Cost of Revenue/Gross Profit/Gross Margin. The decrease in cost of revenue during the six months ended June 30, 2007 was primarily due to a decrease in the provisions for excess and obsolete inventory reserves and product warranty, and amortization of intangible assets. Cost of revenue for the six months ended June 30, 2007 and 2006 included $0.7 million and $1.1 million, respectively, of amortization of developed technology and backlog intangible assets, which we recorded in connection with our acquisition of the NSE Business during the first quarter of 2006. Amortization expense associated with these intangible assets decreased for the six months ended June 30, 2007 because the amortization of the backlog intangible asset was completed during fiscal 2006. Excluding the fluctuation in the items described above, our cost of revenue and gross margin remained relatively stable during the six months ended June 30, 2007 compared with the same period a year ago.

Operating expenses

The table below sets forth operating expense data for the six months ended June 30, 2007 and the six months ended June 30, 2006 (in thousands, except percentage data):

	Six Months ended June 30, 2007	Percentage of Revenue	Six Months ended June 30, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$20,934	42.5%	$17,764	36.1%	$3,170	17.8%
In-process research and development	—	0.0%	10,700	21.8%	$(10,700)	-100.0%
Selling, general and administrative	8,521	17.3%	7,603	15.5%	918	12.1%

Total operating expenses	$29,455	59.8%	$36,067	73.4%	$(6,612)	-18.3%

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2007, as compared to the same period in 2006, primarily due to increases in product development and qualification expenses of $1.3 million, payroll related expenses of $0.8 million, stock-based compensation expense of $0.7 million and travel expenses of $0.3 million. These increases were offset by a decrease in consulting expenses of $0.6 million. The increase in product development and qualification expense was the result of expediting the production qualification and characterization for the NL7000 and NL8000 processors, which are occurring earlier than expected due to the first-pass silicon success of each product. The increase in payroll and stock-based compensation expense is due to an increase in engineering headcount, primarily in India, to support our new product development efforts. Depreciation expense increased by $0.6 million during the six months ended June 30, 2007 as we purchased software and other tools to support our research and development efforts. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. As part of our purchase price allocation in connection with the acquisition of the Cypress NSE business, we recorded a charge of $10.7 million for (“IPRD”) during the six months ended June 30, 2006 based upon our estimate of the fair values of assets acquired. We acquired only one IPRD project, which is related to the acquired Sahasra algorithmic technology, that has not reached technological feasibility, and has no alternative use. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of June 30, 2007, we had incurred total post-acquisition costs of approximately $1.4 million related to the IPRD project, and we estimate that an additional investment of approximately $1.7 million will be required to complete the project. The Company expects to complete the project by the end of fiscal 2007 and to benefit from the IPRD project beginning in fiscal 2008.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the six months ended June 30, 2007, as compared to the same period in 2006, primarily due to increases in payroll related expenses of $0.4 million, stock-based compensation expense of $0.3 million, and consulting, recruiting expenses of $0.2 million and consulting and outside vendor service expenses of $0.1 million The increase in payroll related costs was due to increased headcount to support our growing operations primarily in sales and marketing. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the six months ended June 30, 2007 and the six months ended June 30, 2006 (in thousands, except percentage data):

	Six Months ended June 30, 2007	Percentage of Revenue	Six Months ended June 30, 2006	Percentage of Revenue	Year-to-Year Change	Increase Change
Other income, net:
Interest income	$2,433	4.9%	$1,631	3.3%	$802	49.2%
Other expense, net	29	0.1%	(27)	0.0%	56	-207.4%

Total interest and other income, net	$2,462	5.0%	$1,604	3.3%	$858	53.5%

Interest and Other Income (Expenses), Net. The net interest and other income of $2.5 million generated during the six months ended June 30, 2007 was primarily due to a higher average cash and investment balance during the period and higher market yields for our investments. The higher average cash and investment balance during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to the cash generated from operating activities. Our cash, cash equivalents and short-term investments balance increased from $76.0 million at June 30, 2006 to $104.7 million at June 30, 2007.

Provision for Income Taxes. Income tax expense was $178,000 and $48,000 for the three months ended June 30, 2007 and 2006, respectively. Our effective tax rates for the three months ended June 30, 2007 and 2006 were significantly less than statutory rates because we utilized net operating loss carry-forwards, from which no previous benefit had been recognized, to offset taxable income in the U.S.

Liquidity and Capital Resources: Changes in Financial Condition

At June 30, 2007, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $104.7 million. Our cash includes approximately $21.0 million remaining from our initial public offering in July 2004. We believe that our current cash, cash equivalents and short-term investments are adequate for our operational needs for the foreseeable future.

The table below (in thousands) sets forth the key components of cash flow for the six months ended June 30, 2007 and 2006:

	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Net cash provided by operating activities	$13,412	$9,397
Net cash provided (used) by investing activities	$7,524	$(1,701)
Net cash provided by financing activities	$2,014	$2,547

Cash Flows during the Six Months Ended June 30, 2007

During the six months ended June 30, 2007, our operating activities generated net cash of $13.4 million. During the period, we recorded non-cash items of $9.0 million primarily consisting of stock-based compensation of $6.8 million, depreciation and amortization of intangibles of $2.6 million, and provision of excess and obsolete inventory reserves of $0.3 million, offset by accretion of discount on debt securities of $0.7 million. Cash was also generated from a decrease in inventory of $0.6 million, and an increase in accounts payable and accrued liabilities of $0.3 million. The cash generated was offset by an increase in prepaids and other assets of $0.5 million.

Our investing activities provided cash of $7.5 million during the six months ended June 30, 2007, of which $22.6 million was from proceeds of maturities of short-term investments, offset by $14.0 million for the purchase of short-term investments. We used $1.1 million to purchase computer equipment and research and development design tools to support our on-going R&D projects. We expect to make capital expenditures of approximately $1.7 million for the remainder of 2007. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $2.0 million for the six months ended June 30, 2007, primarily from stock option exercises. Cash provided by financing activities was offset by repayment of software license and other obligations.

Cash Flows during the Six Months Ended June 30, 2006

During the six months ended June 30, 2006, our operating activities generated net cash of $9.4 million. During the period, we recorded non-cash items of $20.2 million primarily consisting of an in-process research and development charge of $10.7 million related to the acquisition of the Cypress NSE assets, stock-based compensation of $5.6 million, depreciation and amortization of intangibles of $2.4 million and provision for inventory reserves of $1.4 million. Other sources of cash for operating activities during the six months ended June 30, 2006 included an increase in accrued liabilities primarily related to the timing of payments to our vendors. Cash was also generated from an increase in deferred revenue of $0.3 million relating to the sales of certain products through a distributor. The cash generated was primarily offset by the increase in accounts receivable of $5.0 million from higher sales of our knowledge-based processor sales during the period and an increase in inventory primarily due to the addition of products acquired from Cypress.

Our investing activities used cash of $1.7 million during the six months ended June 30, 2006 for the purchase of computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $1.3 million during the remainder of fiscal 2006. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Our financing activities provided net cash of $2.5 million for the six months ended June 30, 2006, primarily from stock option exercises. Cash provided by financing activities was offset by repayment of software license obligations.

Contractual Obligations

Our principal commitments as of June 30, 2007 consisted of operating payments and payments on software license obligations, which are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$3,574	$862	$1,786	$926	$—
Software license and other obligations	2,083	2,083	—	—	—
Wafer purchases	8,208	8,208	—	—	—

Total	$13,865	$11,153	$1,786	$926	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2007, our investments consisted primarily of money market funds and government agency debt securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiaries, which are denominated in the local currency. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

Item 4:	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 80% and 86% of our total revenue during the six months ended June 30, 2007 and 2006, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future or that the demand for our customers’ systems will increase as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of networking OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the six months ended June 30, 2007 and 2006, Cisco and its contract manufacturers accounted for 55% and 59% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We reported net income of $4.0 million during the six months ended June 30, 2007. For the year ended December 31, 2006, we reported net income of $0.6 million. At June 30, 2007, we have an accumulated deficit of approximately $78.2 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

We may not significantly increase our recent revenue growth rate.

Our total revenue increased 18% to $96.8 million during the year ended December 31, 2006 from $81.8 million during the year ended December 31, 2005, 11% to $23.4 million for the first fiscal quarter of 2007 from $21.0 million for the fourth fiscal quarter of 2006, and 10% to $25.8 million for the second fiscal quarter of 2007 from $23.4 million for the second fiscal quarter of 2007. You should not rely on the results of any prior quarterly or annual periods as an indication of the future rate of our revenue growth or our future financial results.

We face additional risks to our business success and financial condition because of our dependence on a small number of customers for sales of our products.

Our dependence on a small number of customers, especially Cisco and its contract manufacturers and third party reseller, for most of our revenue in the foreseeable future creates additional risks for our business, including the following:

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

•

in order to minimize our credit exposure with certain customers, contract manufactures or third party resellers such as Wintec Industries, we might choose to limit the amount of product we ship at times to certain customers in order to avoid high levels of credit risk by ensuring accounts receivable balances with such customers do not exceed certain levels; and

•	we may face problems in collecting a substantial portion of our accounts receivable if any of these companies faces financial difficulties or disputes payments.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 55% and 72% of our total revenue for the six months ended June 30, 2007 and 2006, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected. Additionally, as our largest customer, Cisco Systems, transitions to using Wintec Industries as its sole third party reseller for its contract manufacturers, if Wintec experiences financial or other difficulties in their business, or if we ship products to Wintec in excess of the credit limit we have provided them, our revenue, operating results, cash flows and financial condition could be adversely affected. Moreover, our revenue may be limited if Cisco and Cisco’s contract manufacturers have placed orders in excess of the credit limits we have extended to Wintec.

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

Our total revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our total revenue and operating results could negatively affect the trading price of our stock. In addition, our total revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include, for example, the periodic costs associated with the generation of mask sets for new products and product improvements and the risk factors discussed throughout this section. Additional factors that could cause our revenue and operating results to fluctuate from period to period include:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average selling prices of, our products;

•	the rate of qualification and adoption of our knowledge-based processors by networking OEMs;

•	fluctuating demand for, and lengthy life cycles of, the products and systems that incorporate our knowledge-based processors;

•	the market success of the OEMs’ networking systems that incorporate our products;

•	the ability of our wafer foundries to supply us with production capacity and finished products to sell to our OEM customers;

•	changes in the level of our costs and operating expenses;

•	our ability to receive our manufactured products from our wafer foundries and ship them within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	changes in our product lines and revenue mix;

•	the timing of the introduction by others of competing, replacement or substitute network-aware processing technologies;

•	our ability or the ability of networking OEM customers that use our knowledge-based processors to procure required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor or networking markets;

•	general economic conditions that may affect end-user demand for products that use our knowledge-based processors;

•	the initial inventory depletion involved in joining Cisco’s vendor managed, or just-in-time, inventory program and warehousing of product on a consignment basis at Wintec; and

•

we may choose to limit the amount of product we ship at times to certain customers in order to avoid high levels of credit risk by ensuring that accounts receivable balances with such customers do not exceed certain levels, which may limit fulfilling orders in a particular quarter.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 55% of our total revenue during the six months ended June 30, 2007, and for 55% of our total revenue during the same period of 2006. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

On May 18, 2007, we held an annual meeting of our stockholders. The stockholders elected two Class III directors to hold office until our 2010 annual meeting of stockholders. Each such director received the number of votes set forth below:

Name	For	Withheld
Leomard Perham	17,533,667	118,799
Alan Krock	17,582,224	70,242

Directors Ronald Jankov, Norman Godinho, Douglas Broyles and Steve Domenik were not subject to election at the annual meeting and will continue to serve on the board of directors after the meeting.

The ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as our independent registered auditors for the fiscal year ended December 31, 2007, was approved by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
18,545,253	102,552	4,485	0

The minutes of our 2006 annual meeting was approved by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
17,652,466	0	0	0

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: August 7, 2007	By:	/s/ RONALD JANKOV
Ronald Jankov
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 7, 2007	By:	/s/ MICHAEL TATE
Michael Tate
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.2.3	Form of Restricted Stock Agreement for New Employee Inducement Grants

10.23	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate

10.24	Indemnity agreement, dated July 18, 2007, between registrant and Michael Tate

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.†

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

†	Confidential treatment has been requested for certain portions of this exhibit.