Form 10-Q
period 2007-09-30
NETLOGIC MICROSYSTEMS INC
filed 2007-11-07
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $0.01 par value per share	21,200,864 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$96,801	$50,752
Short-term investments	3,000	39,127
Accounts receivables, net	10,718	7,736
Inventory	12,085	10,703
Prepaid expenses and other current assets	10,431	1,387

Total current assets	133,035	109,705
Property and equipment, net	5,751	5,530
Goodwill	37,069	37,069
Intangible assets, net	15,399	5,362
Other assets	4,810	103

Total assets	$196,064	$157,769

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$6,000	$4,930
Accrued liabilities	13,871	7,353
Deferred income	732	54
Software license and other obligations, current	1,653	1,382

Total current liabilities	22,256	13,719
Software license and other obligations, long-term	—	1,243
Other liabilities	7,044	283

Total liabilities	29,300	15,245

Stockholders’ equity:
Common stock and additional paid-in capital	241,502	224,851
Deferred stock-based compensation	(12)	(182)
Accumulated other comprehensive income (loss)	(5)	8
Accumulated deficit	(74,721)	(82,153)

Total stockholders’ equity	166,764	142,524

Total liabilities and stockholders’ equity	$196,064	$157,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$27,533	$26,634	$76,778	$75,789
Cost of revenue	9,935	10,350	28,036	29,380

Gross Profit	17,598	16,284	48,742	46,409

Operating expenses:
Research and development	10,830	9,593	31,763	27,357
In-process research and development	—	—	—	10,700
Selling, general and administrative	5,112	3,954	13,633	11,557

Total operating expenses	15,942	13,547	45,396	49,614

Income (loss) from operations	1,656	2,737	3,346	(3,205)
Interest and other income, net	1,298	1,016	3,760	2,620

Income (loss) before income taxes	2,954	3,753	7,106	(585)
Provision for (benefit from) income taxes	(504)	308	(326)	356

Net income (loss)	$3,458	$3,445	$7,432	$(941)

Net income (loss) per share-Basic	$0.17	$0.17	$0.36	$(0.05)

Net income (loss) per share-Diluted	$0.16	$0.16	$0.34	$(0.05)

Shares used in calculation-Basic	20,860	20,070	20,650	19,624

Shares used in calculation-Diluted	21,989	21,275	21,755	19,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$7,432	$(941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,279	3,792
Accretion of discount on debt securities	(805)	—
Stock-based compensation	10,858	8,748
Provision for (recovery of) allowance for doubtful accounts	(37)	11
Provision for inventory reserves	673	1,862
Tax benefit from stock-based awards	(16)	—
In-process research and development	—	10,700
Net impact of deferred tax asset valuation allowance release	(504)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,945)	(3,770)
Inventory	1,034	(2,922)
Prepaid expenses and other assets	(1,224)	(1,202)
Accounts payable	1,070	(1,040)
Accrued liabilities	1,516	1,534
Deferred income	678	232
Other long-term liabilities	(18)	(7)

Net cash provided by operating activities	21,991	16,997

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	50,751	—
Purchase of short-term investments	(13,935)	(18,712)
Purchase of property and equipment	(1,498)	(1,196)
Cash paid for acquisitions	(14,636)	(754)

Net cash provided by (used in) investing activities	20,682	(20,662)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,022	4,060
Payment of software license obligations	(2,668)	(895)
Tax benefit from stock-based awards	16	—
Proceeds from payment of notes receivable from stockholders	—	44

Net cash provided by financing activities	3,370	3,209

Effects of exchange rate on cash and cash equivalents	6	(12)

Net increase (decrease) in cash and cash equivalents	46,049	(468)
Cash and cash equivalents at the beginning of period	50,752	65,788

Cash and cash equivalents at the end of period	$96,801	$65,320

Supplemental disclosures of non-cash financing activities:
Issuance of common stock in connection with acquisition	$—	$56,201

Software license obligations	$—	$3,233

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the nine-month period ended September 30, 2007, there were no changes to the critical accounting policies and estimates discussed in our 2006 annual report on Form 10-K

2. Basic and Diluted Net Income (Loss) Per Share

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$3,458	$3,445	$7,432	$(941)

Denominator:
Weighted-average common shares outstanding	20,894	20,126	20,684	19,680
Less: shares subject to repurchase	(34)	(56)	(34)	(56)

Shares used in calculation - basic	20,860	20,070	20,650	19,624

Stock options and warrants	1,095	1,149	1,071	—
Shares subject to repurchase	34	56	34	—

Shares used in caculation - diluted	21,989	21,275	21,755	19,624

Net income (loss) per share:
Basic	$0.17	$0.17	$0.36	$(0.05)

Diluted	$0.16	$0.16	$0.34	$(0.05)

For the three and nine months ended September 30, 2007 and 2006, employee stock options to purchase the following number of shares of common stock were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive (in thousands):

Three months ended September 30,		Nine months ended September 30,
2007	2006	2007	2006
1,733	1,154	1,608	3,417

3. Share-Based Compensation

We have adopted stock plans that provide for grants to employees of equity-based awards, which include stock options and restricted stock. In addition, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase our common stock at a discount through payroll deductions. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ service period. We also grant stock options and restricted stock to new employees in accordance with Nasdaq Marketplace rule 4350(i)(1)(A)(iv) as an inducement material to the new employee’s entering into employment with the Company.

The following table summarizes share-based compensation expense recorded for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of revenue	$185	$239	$519	$387
Research and development	2,378	1,939	6,672	5,504
Selling, general and administrative	1,480	979	3,667	2,857

Total	$4,043	$3,157	$10,858	$8,748

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three and nine months ended September 30, 2007, we granted stock options to purchase approximately 358,000 and 1,372,000 shares of common stock, respectively. During the three and nine months ended September 30, 2006, we granted stock options to purchase approximately 220,000 and 856,000 shares of common stock, respectively.

Restricted Stock

During the three and nine months ended September 30, 2007, we granted approximately 96,000 and 131,000 shares of restricted stock, respectively. During the three and nine months ended September 30, 2006, we granted zero and approximately 216,000 shares of restricted stock, respectively. These awards will vest over the requisite service period, which ranges from two to four years. The fair value of the restricted stock was determined using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures.

Employee Stock Purchase Plan

Our ESPP provides that eligible employees may purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. During the nine months ended September 30, 2007 and 2006, approximately 26,000 and 31,000 shares, respectively, were purchased under ESPP.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock Option Plans:
Risk-free interest rate	4.70%	4.87%	4.81%	4.67%
Expected life of options	4.79 years	4.42 years	4.80 years	4.29 years
Expected dividend yield	0%	0%	0%	0%
Volatility	55%	59%	56%	57%
Weighted average fair value	$16.50	$12.51	$14.74	$15.91
Employee Stock Purchase Plan:
Risk-free interest rate	5.02%	4.95%	5.06%	4.65%
Expected life of options	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%
Volatility	55%	59%	57%	58%
Weighted average fair value	$10.07	$10.26	$8.38	$9.65

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, we semi-annually review historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement (SFAS) 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At January 1, 2007 (the date of adoption) and September 30, 2007, we had $2.6 million and $9.0 million, respectively, of unrecognized tax benefits, substantially all of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 1999-2006 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to September 30, 2008.

During the three months ended September 30, 2007, we recorded an income tax benefit of $0.5 million, which represented the net impact of the release of the valuation allowance previously recorded against our net deferred tax assets. As of September 30, 2007, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets will be realized.

5. Business Combination and Asset Purchase

Business Combination

On February 15, 2006, we completed the acquisition of net assets of the NSE business of Cypress including the Ayama™10000, Ayama 20000, and NSE70000 product families, as well as the Sahasra™50000 Algorithmic Search Engine family (the “NSE Business”). The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market. These factors contributed to a purchase price in excess of the fair value of net tangible assets acquired from Cypress and as a result, we recorded goodwill in connection with this transaction. The results of operations relating to the NSE Business have been included in the results of operations from the acquisition date.

Under the terms of the agreement, we paid $1,000 in cash and issued 1,488,063 shares of common stock valued at $49.7 million to Cypress on February 15, 2006 and agreed to issue additional shares upon receipt of audited financial statements of the NSE Business. In addition, we had agreed to pay Cypress up to an additional $10.0 million in cash and up to an additional $10.0 million in shares of our common stock if certain revenue milestones associated with the NSE Business were achieved in the twelve-month period which ended March 31, 2007. Those revenue milestones were not met and the additional consideration was not paid.

On April 11, 2006, we issued 165,344 additional shares of our common stock to Cypress upon its delivery to us of the audited financial statements of the NSE Business. The additional shares were valued at $6.5 million, which was added to the purchase price and recorded as an increase to goodwill in 2006.

The acquisition of the NSE Business was accounted for as a purchase business combination. The total purchase price of the Business was approximately $57.0 million, determined as follows (in thousands of dollars):

Cash	$1
Value of NetLogic common stock issued	56,201
Direct transaction costs	753

Total purchase price	$56,955

The value of the 1,488,063 shares of common stock issued on February 15, 2006 was determined based on the average price of our common stock over a five-day period including the two days before and after January 25, 2006 (the date on which the definitive agreement was signed and announced), or $33.43 per share. The value of the additional 165,344 shares of the common stock issued on April 11, 2006 was determined based on the closing price of our common stock on that date, or $39.03 per share.

Under the purchase method of accounting, the total purchase price was allocated to the NSE Business’s net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on management’s estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Tangible assets	$1,850
Amortizable intangible assets:
Developed technology	6,500
Backlog	836
In-process research and development	10,700
Goodwill	37,069

Total purchase price allocation	$56,955

Developed technology comprised products that had reached technological feasibility as of the acquisition date and included the Ayama10000, Ayama 20000, and NSE70000 product families. The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 20%. We believe that this discount rate was appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We are amortizing the existing technology intangible asset on a straight-line basis over an estimated life of five years.

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

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of September 30, 2007, we had incurred total post-acquisition costs of approximately $1.7 million related to the IPRD project, and we estimate that an additional investment of approximately $1.4 million will be required to complete the project. We expect to complete the project by the end of 2007 and benefit from the IPRD project beginning in 2008.

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

Asset Purchase

On August 29, 2007, we purchased certain network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total purchase price of approximately $14.6 million, which was determined as follows (in thousands of dollars):

Cash	$14,448
Direct transaction costs	188

Total purchase price	$14,636

The acquisition was accounted for as an asset purchase transaction and the total purchase price was allocated to the TCAM2 Products’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on management estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Inventory	$3,090
Backlog	300
Composite intangible asset	11,246

Total	$14,636

The composite intangible asset is composed of the existing technology related to the TCAM2 Products and the customer relationship with Cisco, who is the sole customer for the TCAM 2 Products. On the acquisition date, there was no active research and development in process on the TCAM 2 Products and therefore, no IPRD was identified. The value assigned to the composite intangible asset was based upon future discounted cash flows related to the TCAM2 Products’ projected income streams. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We are amortizing the composite intangible asset on a straight-line basis over an estimated life of four years.

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the discounted cash flow method. We estimated those orders would be delivered and billed within four months from the acquisition date, which is the period over which the asset is being amortized.

The results of operations relating to the TCAM2 Products have been included in our results of operations from the acquisition date.

6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the business combinations described in Note 5 (in thousands):

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$37,069	$—	$37,069

Other intangible assets:
Developed technology	$6,500	$(2,113)	$4,387
Composite intangible asset	11,246	(234)	11,012
Backlog	1,136	(911)	225

Total	$18,882	$(3,258)	$15,624

Backlog, related to the NSE Business, with an estimated useful life of six months and related to the TCAM 2 Products, with an estimated useful life of four months, is classified within prepaid expenses and other current assets. Backlog, related to the NSE Business is fully amortized as of September 30, 2007. For the three and nine months ended September 30, 2007, amortization expense related to other intangible assets was $0.6 million and $1.3 million, respectively, all of which was included in cost of sales because the amortization expense is related to products sold during such periods. As of September 30, 2007, the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2007 (remaining 3 months)	$1,253
2008	4,111
2009	4,111
2010	4,111
2011	2,038

Total	$15,624

In accordance with SFAS 142, we evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

7. Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. These investments consist primarily of money market funds, which are readily convertible to cash and are stated at cost, which approximates market value. We deposit cash and cash equivalents with high credit quality financial institutions. Short-term investments are comprised primarily of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale and carried at fair value. As of September 30, 2007, we had approximately $1,000 of unrealized gain on short-term investments, which was recorded in accumulated other comprehensive loss within the stockholders’ equity section of our consolidated balance sheet.

8. Balance Sheet Components

The components of our inventory at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Inventories:
Finished goods	$9,411	$1,903
Work-in-progress	2,674	8,800

	$12,085	$10,703

The components of our accrued liabilities at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Accrued liabilities:
Accrued payroll and related expenses	$3,571	$3,365
Accrued warranty	1,411	1,270
Accrued inventory	1,154	897
Accrued income tax	5,180	—
Other accrued expenses	2,555	1,821

	$13,871	$7,353

9. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Warranty accrual:
Beginning balance	$1,369	$1,501	$1,270	$531
Provision for warranty	57	74	266	1,102
Settlements made during the period	(15)	(123)	(125)	(181)

Ending balance	$1,411	$1,452	$1,411	$1,452

During the first two quarters of 2006 we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of September 30, 2007, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

10. Commitments and Contingencies

Purchase Commitments

At September 30, 2007, we had approximately $7.0 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

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

11. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,458	$3,445	$7,432	$(941)
Currency transalation adjustments	(8)	(45)	(14)	14
Unrealized gain (loss) on short-term investments	21	—	1	—

Comprehensive income (loss)	$3,471	$3,400	$7,419	$(927)

12. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which has held shares of our common stock. During the three and nine months ended September 30, 2007, we made lease payments of approximately $215,000 and $636,000, respectively, under this lease arrangement.

13. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
United States	49%	52%	47%	54%
Malaysia	22%	34%	31%	32%
China	17%	7%	10%	7%
Other	12%	7%	12%	7%

Total	100%	100%	100%	100%

As of September 30, 2007 and December 31, 2006, the following customers accounted for more than 10% of our total accounts receivable:

	September 30, 2007	December 31, 2006
Wintec Industries Inc	25%	0%
Flextronics International	14%	7%
Sanmina Corporation	14%	11%
Celestica Corporation	10%	4%

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, “Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS 115. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective the fist quarter of 2008 with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our financial position or results of operations.

15. Subsequent Event

On October 23, 2007, we signed the Agreement and Plan of Merger by and among NetLogic Microsystems, Inc., Athena Merger Corporation, Aeluros, Inc. and the Representative of the Holders of all of the Capital Stock of Aeluros, Inc. (the “Merger Agreement”). The Merger Agreement provided for the acquisition by us of all the outstanding equity securities of Aeluros, Inc. for cash through the merger of our wholly owned subsidiary, Athena Merger Corporation, with and into Aeluros, Inc. On October 24, 2007, we completed the merger and acquisition of Aeluros, Inc. We paid $57.0 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,770 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we may be obligated to pay up to an additional $20.0 million cash upon the attainment of performance milestones for the acquired business over the one year period following the close of the transaction. If owed, such additional payment is likely to be paid in the first quarter of 2009. Pursuant to the Merger Agreement, we retained approximately 15 percent of the initial cash paid in escrow with respect to certain indemnification and other obligations of the former stockholders of Aeluros, Inc., as set forth in the Merger Agreement. The acquisition will be accounted for as a business combination during the fourth quarter of fiscal 2007.

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

On August 29, 2007, we purchased the TCAM2 and TCAM-CR network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total cash purchase price of approximately $14.6 million. The acquisition of the TCAM2 Products is expected to expand our revenue base and extend our market leadership into the desktop switching market segment.

On October 23, 2007, we signed the Agreement and Plan of Merger by and among NetLogic Microsystems, Inc., Athena Merger Corporation, Aeluros, Inc. and the Representative of the Holders of all of the Capital Stock of Aeluros, Inc. (the “Merger Agreement”). The Merger Agreement provided for the acquisition by us of all the outstanding equity securities of Aeluros, Inc. for cash through the merger of our wholly owned subsidiary, Athena Merger Corporation, with and into Aeluros, Inc. On October 24, 2007, we completed the merger and acquisition of Aeluros, Inc. We paid $57.0 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,770 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we may be obligated to pay up to an additional $20.0 million cash upon the attainment of performance milestones for the acquired business over the one year period following the close of the transaction. If owed, such additional payment is likely to be paid in the first quarter of 2009. Pursuant to the Merger Agreement, we retained approximately 15 percent of the initial cash paid in escrow with respect to certain indemnification and other obligations of the former stockholders of Aeluros, Inc., as set forth in the Merger Agreement. The acquisition will be accounted for as a business combination during the fourth quarter of fiscal 2007.

As a fabless semiconductor company, our business is less capital intensive than others because we rely on third parties to manufacture, assemble, and test our products. In general, we do not anticipate making significant capital expenditures aside from business acquisitions that we might make from time to time. In the future, as we launch new products or expand our operations, however, we may require additional funds to procure product mask sets, order elevated quantities of wafers from our foundry partners, perform qualification testing and assemble and test those products.

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

Starting in our third fiscal quarter of 2007, we transitioned into a just-in-time inventory model covering substantially all of our product shipments for Cisco Systems and its contract manufacturers. As a part of this model, in the third quarter of 2007, we entered into a purchase agreement with Wintec Industries who has become the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We generally provided to Wintec the same terms and conditions that we provide to Cisco under the master purchase agreement between us and Cisco, including:

•	our obligation to accept all purchase orders from Wintec unless we are unable to meet Wintec’s schedule

•	our obligation to ensure that we have the capacity to increase or decrease production of our products based upon Wintec’s demand forecasts

•

our obligation to use our best efforts to meet Wintec’s stated cost reduction targets and to provide to Wintec all price decreases that we achieve, cancellation rights for standard and custom products, and extended product warranties.

Additionally, under this arrangement, we recognize revenue when Wintec ships our product to Cisco or its contract manufacturers. We also have extended to Wintec a credit limit sufficient to cover our anticipated annual business with Cisco and its contract manufacturers. Given the volume of business that we anticipate to flow through Wintec, and given our lack of payment history working with Wintec, we require irrevocable letters of credit and reliable guarantees to support the credit limit we have extended to Wintec. In our discretion, we may accept orders from Wintec that exceed the credit limit based on our analysis of the collectability of such orders and Wintec’s payment history.

As a consequence of the acquisition of the NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offer price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, revenues and costs relating to sales to this distributor are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer. We have terminated our relationship with this distributor effective October 1, 2007.

Because we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our costs of revenue consists of payments to third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

Our research and development expenses consist primarily of compensation and related costs for personnel, as well as costs related to new and existing product development, depreciation, software maintenance and facilities costs. All research and development costs are expensed in the period incurred. In order for us to remain competitive, we believe a significant portion of our operating expenses will continue to be related to research and development efforts. We also believe that research and development headcount will increase in the future, and that research and development costs will increase in absolute dollars but decline as a percentage of revenue.

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended September 30, 2007 and the three months ended September 30, 2006 (in thousands, except percentage data):

	Three Months ended September 30, 2007	Percentage of Revenue	Three Months ended September 30, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$27,533	100.0%	$26,634	100.0%	$899	3.4%
Cost of revenue	9,935	36.1%	10,350	38.9%	(415)	-4.0%

Gross profits	17,598	63.9%	$16,284	61.1%	$1,314	8.1%

Revenue. Revenue for the three months ended September 30, 2007 increased by $0.9 million compared with that of the three months ended September 30, 2006. Revenue from sales to Cisco and its contract manufacturers represented 44% of our total revenue for the three months ended September 30, 2007, compared to 63% during the three months ended September

30, 2006. The decrease in sales to Cisco and its contract manufacturers was primarily due to the implementation of Cisco’s vendor managed inventory program during the quarter. The decrease in sales to Cisco and its contract manufacturers was mitigated by an increase in revenue from our non-Cisco customers, which totaled $15.4 million during the three months ended September 30, 2007, compared with $10.0 million during the three months ended September 30, 2006. The increase in sales to non-Cisco customers was primarily driven by the increasing demand in several emerging new markets, such as 10 Gigabit Ethernet, cable infrastructure and IPTV, in addition to the enterprise networking infrastructure market that has driven the demand for our products in the past. During the three months ended September 30, 2007, Alcatel-Lucent accounted for 14% of our total product revenue.

Cost of Revenue/Gross Profit/Gross Margin. The decrease in cost of revenue during the three months ended September 30, 2007 resulted primarily from a decrease in the provisions for excess and obsolete inventory reserves and continued improvements in our manufacturing yield. Cost of revenue for the three months ended September 30, 2007 included $0.6 million of amortization of intangible assets related to the NSE Business and TCAM 2 Products acquired from Cypress. Cost of revenue for the three months ended September 30, 2006 included $0.5 million of amortization of intangible assets related to the NSE Business.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2007 and the three months ended September 30, 2006 (in thousands, except percentage data):

	Three Months ended September 30, 2007	Percentage of Revenue	Three Months ended September 30, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$10,830	39.3%	$9,593	36.0%	$1,237	12.9%
Selling, general and administrative	5,112	18.6%	3,954	14.8%	1,158	29.3%

Total operating expenses	$15,942	57.9%	$13,547	50.8%	$2,395	17.7%

Research and Development Expenses. Research and development expenses increased during the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to increases in stock-based compensation expense of $0.4 million, product development and qualification expenses of $0.3 million, payroll related expenses of $0.2 million and travel expenses of $0.2 million. These increases were offset by a decrease in consulting expenses of $0.1 million. The increase in product development and qualification expense was the result of expediting the production qualification and characterization for the NL7000 and NL8000 processors, which were earlier than expected. The increase in payroll and stock-based compensation expense is due to an increase in engineering headcount, primarily in India, to support our new product development efforts. Depreciation expense increased by $0.2 million during the three months ended September 30, 2007 as we purchased software and other tools to support our research and development efforts. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended September 30, 2007, compared to the same period in 2006, primarily due to increases in stock-based compensation expense of $0.5 million, payroll related expenses of $0.3 million, and legal fees of $0.2 million. The increase in payroll related costs was due to increased headcount to support our growing operations primarily in the sales and marketing areas. The increase in legal fees was attributable to our patent application activities. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the three months ended September 30, 2007 and the three months ended September 30, 2006 (in thousands, except percentage data):

	Three Months ended September 30, 2007	Percentage of Revenue	Three Months ended September 30, 2006	Percentage of Revenue	Year-to-Year Change	Increase (Decrease) Change
Other income, net
Interest income	$1,291	4.7%	$1,011	3.8%	$280	27.7%
Other income (expense), net	7	—	5	—	2	40.0%

Total interest and other income, net	$1,298	4.7%	$1,016	3.8%	$282	27.8%

Interest and Other Income (Expenses), Net. The net interest and other income of $1.3 million generated during the three months ended September 30, 2007 was primarily due to a higher average cash and investment balance during the period and higher market yields for our investments. The higher average cash and investment balance during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to the cash generated from operating activities. Our cash, cash equivalents and short-term investments balance increased from $84.0 million at September 30, 2006 to $99.8 million at September 30, 2007.

Provision for Income Taxes. During the three months ended September 30, 2007, we recorded income tax benefit of $0.5 million, which represented a net impact of the release of the valuation allowance previously recorded against our net deferred tax assets. As of September 30, 2007, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets will be realized.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 (in thousands, except percentage data):

	Nine Months ended September 30, 2007	Percentage of Revenue	Nine Months ended September 30, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$76,778	100.0%	$75,789	100.0%	$989	1.3%
Cost of revenue	28,036	36.5%	29,380	38.8%	(1,344)	-4.6%

Gross profits	$48,742	63.5%	$46,409	61.2%	$2,333	5.0%

Revenue. Revenue for the nine months ended September 30, 2007 increased approximately $1.0 million compared with that of the nine months ended September 30, 2006. Revenue from sales to Cisco and its contract manufacturers represented 51% of our total revenue for the nine months ended September 30, 2007, compared to 60% during the nine months ended September 30, 2006. The comparative decrease in sales to Cisco and its contract manufacturers had two principal causes. One was the recent migration to a just-in-time inventory model by Solectron, one of Cisco’s principal contract manufacturers, as well as the implementation of the vendor managed inventory program by Cisco. The other was the placement of excess orders by Cisco and its contract manufacturers during the nine months September 30, 2006 to offset anticipated shortages of third party organic substrates used for some of our knowledge-based processors, Sales to AlaxalA Networks, our largest Japanese customer, decreased to 2% of total revenue during the nine months ended September 30, 2007, compared with 7% for the same period a year ago because of lower demand in the Japan market. We believe this is the result of postponements in infrastructure upgrades by one of it’s largest customers. However, revenue from our non-Cisco customers, excluding

AlaxalA Networks, totaled $35.8 million during the nine months ended September 30, 2007, compared with $24.9 million during the same period a year ago. The increase in sales to non-Cisco customers was primarily driven by the increasing demand in several emerging new markets, such as 10 Gigabit Ethernet, cable infrastructure and IPTV, in addition to the enterprise networking infrastructure market that has driven the demand for our products in the past. During the nine months ended September 30, 2007, Alcatel-Lucent accounted for 12% of our total product revenue.

Cost of Revenue/Gross Profit/Gross Margin. The decrease in cost of revenue during the nine months ended September 30, 2007 resulted primarily from a decrease in the provisions for excess and obsolete inventory reserves and our continued improvements in manufacturing yield. Cost of revenue for the nine months ended September 30, 2007 included $1.3 million of amortization of intangible assets related to the NSE Business and TCAM 2 Products acquired from Cypress. Cost of revenue for the nine months ended September 30, 2007 included $1.6 million of amortization of intangible assets related to the NSE Business. Amortization expense associated with these intangible assets decreased for the nine months ended September 30, 2007 because the amortization of the backlog intangible asset related to the NSE Business was completed during fiscal 2006.

Operating expenses

The table below sets forth operating expense data for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 (in thousands, except percentage data):

	Nine Months ended September 30, 2007	Percentage of Revenue	Nine Months ended September 30, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$31,763	41.4%	$27,357	36.1%	$4,406	16.1%
In-process research and development	—	—	10,700	14.1%	(10,700)	-100.0%
Selling, general and administrative	13,633	17.8%	11,557	15.2%	2,076	18.0%

Total operating expenses	$45,396	59.2%	$49,614	65.4%	$(4,218)	-8.5%

Research and Development Expenses. Research and development expenses increased during the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to increases in product development and qualification expenses of $1.6 million, stock-based compensation expense of $1.2 million, payroll related expenses of $1.0 million, and travel expenses of $0.4 million. Consulting expenses decreased by $0.7 million in the first nine months of 2007. The increase in product development and qualification expense was the result of expediting the production qualification and characterization for the NL7000 and NL8000 processors, which occurred earlier than expected. The increase in payroll and stock-based compensation expense was due to an increase in engineering headcount, primarily in India, to support our new product development efforts. Depreciation expense increased by $0.8 million during the nine months ended September 30, 2007 as we purchased software and other tools to support our research and development efforts. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. As part of our purchase price allocation in connection with the acquisition of the Cypress NSE business, we recorded a charge of $10.7 million for (“IPRD”) during the nine months ended September 30, 2006 based upon our estimate of the fair values of assets acquired. We acquired only one IPRD project, which is related to the acquired Sahasra algorithmic technology, that has not reached technological feasibility, and has no alternative use. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

To date, there have been no significant differences between the actual and estimated results of the IPRD project. As of September 30, 2007, we had incurred total post-acquisition costs of approximately $1.7 million related to the IPRD project, and we estimate that an additional investment of approximately $1.4 million will be required to complete the project. The Company expects to complete the project by the end of fiscal 2007 and to benefit from the IPRD project beginning in fiscal 2008.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to increases in stock-based compensation expense of $0.8 million, payroll related expenses of $0.7 million, recruiting expenses of $0.2 million, consulting and outside vendor service expenses of $0.1 million, accounting fees expenses of $0.1 million, and legal fees expenses of $0.1 million. The increase in payroll related costs was due to increased headcount to support our growing operations primarily in sales and marketing. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 (in thousands, except percentage data):

	Nine Months ended September 30, 2007	Percentage of Revenue	Nine Months ended September 30, 2006	Percentage of Revenue	Year-to-Year Change	Increase (Decrease) Change
Other income, net
Interest income	$3,724	4.9%	$2,642	3.5%	$1,082	41.0%
Other income (expense), net	36	—	(22)	—	58	-263.6%

Total interest and other income, net	$3,760	4.9%	$2,620	3.5%	$1,140	43.5%

Interest and Other Income (Expenses), Net. The net interest and other income of $3.8 million generated during the nine months ended September 30, 2007 was primarily due to a higher average cash and investment balance during the period and higher market yields for our investments. The higher average cash and investment balance during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to the cash generated from operating activities. Our cash, cash equivalents and short-term investments balance increased from $84.0 million at September 30, 2006 to $99.8 million at September 30, 2007.

Provision for Income Taxes. During the nine months ended September 30, 2007, we recorded income tax benefit of $0.3 million, which includes a net impact of the release of the valuation allowance previously recorded against our net deferred tax assets. As of September 30, 2007, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources: Changes in Financial Condition

At September 30, 2007, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $99.8 million. Taking into account the proceeds used in our recent acquisition of Aeluros and the TCAM2 Products from Cypress, we now have used all of the net proceeds of our initial public offering in July 2004. We believe that our current cash, cash equivalents and short-term investments are adequate for our operational needs for the foreseeable future.

The table below (in thousands) sets forth the key components of cash flow for the nine months ended September 30, 2007 and 2006:

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Net cash provided by operating activities	$21,991	$16,997
Net cash provided (used) by investing activities	$20,682	$(20,662)
Net cash provided by financing activities	$3,370	$3,209

Cash Flows during the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2007, our operating activities generated net cash of $22.0 million. During the period, we recorded non-cash items of $14.5 million primarily consisting of stock-based compensation of $10.9 million, depreciation and amortization of $4.3 million, and provision of excess and obsolete inventory reserves of $0.6 million, offset by accretion of discount on debt securities of $0.8 million, and net impact of deferred tax asset valuation allowance release of $0.5 million. We also generated cash from a decrease in inventory of $1.0 million, and an increase in accounts payable and accrued liabilities of $2.6 million. The cash generated was offset by an increase in accounts receivables of $2.9 million on higher sales of our knowledge-based processors during the period, and prepaids and other assets of $1.2 million primarily due to prepayment of directors’ and officers’ insurance premium.

Our investing activities provided net cash of $20.7 million during the nine months ended September 30, 2007. We obtained $50.8 million in proceeds from maturities of short-term investments, and used $14.0 million for the purchase of short-term investments. We used $14.6 million to purchase the TCAM2 and TCAM-CR network search engine products and certain related assets from Cypress. We used $1.5 million to purchase computer equipment and research and development design tools to support our on-going R&D projects. We expect to make capital expenditures of approximately $1.4 million during the remainder of 2007. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these expenditures.

Our financing activities provided net cash of $3.4 million for the nine months ended September 30, 2007, primarily from $6.0 million of proceeds of stock option exercises, offset by $2.7 million of repayments of software license and other obligations.

Cash Flows during the Nine Months ended September 30, 2006

During the nine months ended September 30, 2006, our operating activities generated net cash of $17.0 million. During the period, we recorded non-cash items of $25.1 million primarily consisting of an in-process research and development charge of $10.7 million related to the acquisition of the Cypress NSE assets, stock-based compensation of $8.7 million and depreciation and amortization of intangibles of $3.8 million. Other sources of cash for operating activities during the nine months ended September 30, 2006 included an increase in accrued liabilities of $1.5 million primarily related to the timing of payments to our vendors. Cash was also generated from an increase in deferred revenue of $0.2 million relating to sales of certain products through one distributor. The cash generated was offset by the increase in accounts receivable of $3.8 million on higher sales of our knowledge-based processors during the period, an increase in inventory of $2.9 million primarily due to the addition of NSE products acquired from Cypress, an increase of $1.2 million in prepaid expenses and other assets primarily due to prepayment of directors’ and officers’ insurance premium, and a decrease in accounts payable of $1.0 million due to the timing of payments to our vendors.

Our investing activities used cash of $20.7 million during the nine months ended September 30, 2006, of which $18.7 million was for the purchase of short-term investments. The remaining $1.2 million was used to purchase computer equipment and research and development design tools to support our growing operations.

Our financing activities provided net cash of $3.2 million for the nine months ended September 30, 2006, primarily from stock option exercises. Cash provided by financing activities was offset by repayment of software license obligations.

Contractual Obligations

Our principal commitments as of September 30, 2007 consisted of operating lease obligation payments, payments on software license and other obligations, and wafer purchases which are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$3,358	$867	$1,797	$694	$—
Software license and other obligations	1,653	1,653
Wafer purchases	6,997	6,997

Total	$12,008	$9,517	$1,797	$694	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

On October 23, 2007, we signed the Agreement and Plan of Merger by and among NetLogic Microsystems, Inc., Athena Merger Corporation, Aeluros, Inc. and the Representative of the Holders of all of the Capital Stock of Aeluros, Inc. (the “Merger Agreement”). The Merger Agreement provided for the acquisition by us of all the outstanding equity securities of Aeluros, Inc. for cash through the merger of our wholly owned subsidiary, Athena Merger Corporation, with and into Aeluros, Inc. On October 24, 2007, we completed the merger and acquisition of Aeluros, Inc. We paid $57.0 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,770 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we may be obligated to pay up to an additional $20.0 million cash upon the attainment of performance milestones for the acquired business over the one year period following the close of the transaction. If owed, such additional payment is likely to be paid in the first quarter of 2009. Pursuant to the Merger Agreement, we retained approximately 15 percent of the initial cash paid in escrow with respect to certain indemnification and other obligations of the former stockholders of Aeluros, Inc., as set forth in the Merger Agreement. The acquisition will be accounted for as a business combination during the fourth quarter of fiscal 2007.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2007, our investments consisted primarily of money market funds and government agency debt securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. Sales of our knowledge-based processors accounted for 77% and 87% of our total revenue during the nine months ended September 30, 2007 and 2006, respectively. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future or that the demand for our customers’ systems will increase as well. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of networking OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the nine months ended September 30, 2007 and 2006, Cisco and its contract manufacturers accounted for 51% and 60% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We reported net income of $7.4 million during the nine months ended September 30, 2007. For the year ended December 31, 2006, we reported net income of $0.6 million. At September 30, 2007, we have an accumulated deficit of approximately $74.7 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 51% and 77% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer.

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

Any acquisitions we make, such as our recent acquisitions of Aeluros, Inc. and the TCAM2 products from Cypress Semiconductor Corporation, could disrupt our business, and harm our financial condition and dilute our stockholders.

In the future, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Acquisitions, like our 2007 purchase of assets and intellectual property associated with Cypress Semiconductor’s TCAM2 products and our 2007 acquisition of Aeluros, Inc., present a significant number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs, reduce the value to us of the acquired company or business, including:

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

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 53% of our total revenue during the nine months ended September 30, 2007, and for 46% of our total revenue during the same period of 2006. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

There are risks to our global strategy

During the third quarter of 2007, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside of the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, we anticipate our 2007 annual effective tax rate to be materially lower than our combined statutory rates. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. The expected operational benefits and lower tax rate will depend on a number of factors, including our future business results and profitability, and the effectiveness and timing of our implementation of our global strategy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2007, we granted 50,000 shares of common stock to one employee in connection with his commencement of employment with us. There was no purchase price for the shares. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933 the (“Act”) as provided by Section 4(2) of such Act. Additionally, on July 5, 2007 and July 18, 2007 and August 6, 2007, we granted options to a total of three employees to purchase an aggregate of 122,500 shares of common stock as new employee hiring inducement grants pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The option exercise prices ranged from $28.69 to $33.91 per share. To the extent that the grants of those options could be deemed to have constituted a sale of securities subject to the Act, those grants were exempt from registration under the Act by reason of Section 4(2).

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: November 7, 2007	By:	/s/ RONALD JANKOV
Ronald Jankov
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2007	By:	/s/ MICHAEL TATE
Michael Tate
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification