Form 10-K
period 2007-12-31
NETLOGIC MICROSYSTEMS INC
filed 2008-03-14
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

000-50838

NETLOGIC MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0455244
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1875 Charleston Road, Mountain View, California	94043
(Address of principal executive office)	(Zip Code)

(650) 961-6676

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $665,003,076 (based on the last reported sale price of $31.84 on June 29, 2007).

21,358,653 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2008 Annual Meeting of Stockholders to be held on or about May 16, 2008 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NETLOGIC MICROSYSTEMS, INC.

FISCAL 2007 FORM 10-K

PART I

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risks Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” below. All forward-looking statements in this report are based on information available to us as of the date of this report, and we assume no obligation to update any such forward-looking statements. The information contained in this report should be read in conjunction with our condensed financial statements and the accompanying notes contained in this report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

ITEM 1.	BUSINESS.

Overview

We are a semiconductor company that designs, develops and markets high-performance processors and high-speed integrated circuits that are deployed by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our knowledge-based processors, physical layer products and network search engine products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs including AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

We organized our business in 1995 as a California limited liability company and incorporated in Delaware in 2000. We completed our initial public offering in July 2004. During the past five years our revenues have grown from $2.9 million in 2002 to $109.0 million for the year ended December 31, 2007 as a result of increased demand for our products and the expansion of our product offerings through our own development efforts and acquisitions.

In February 2006, we completed the acquisition of Cypress Semiconductor Corporation’s (“Cypress”) Network Search Engine (“NSE”) products pursuant to an Agreement for the Purchase and Sale of Assets entered into on January 25, 2006, as amended. Upon closing the transaction, we acquired assets relating to Cypress’ NSE business, including all intellectual property related primarily to the acquired NSE business (including all intellectual property related to the Sahasra™ algorithmic technology), the NSE70000 and Ayama™ product families and all inventory and fixed assets for those product families. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the Ayama 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market. In August 2007, we purchased the TCAM2 and TCAM2-CR network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total cash purchase price of approximately $14.6 million.

The acquisition of the TCAM2 Products has expanded our revenue base and extended our market presence in the desktop switching market segment.

In October 2007, we acquired all the outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products (“PLPs”). The PLP family extends our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection (“OSI”) reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The physical layer provides the physical and electrical means for transmitting data between different nodes on a network. We paid $57.0 million in cash upon the closing of the transaction for all of the outstanding equity securities of Aeluros, and we may be obligated to pay up to an additional $20 million in cash upon the attainment of certain revenue milestones for the acquired business over the one year period following the close of the transaction.

We may continue to acquire additional products or companies in the future to further diversify and complement our customers, revenue base and product offerings. For a further discussion of risks presented by acquisition, please refer to “Any acquisitions we make, such as our recent acquisition of Aeluros, Inc. and the TCAM2 assets from Cypress Semiconductor Corporation, could disrupt our business, and harm our financial condition and dilute our stockholders” in “Risk Factors” in Item IA.

Our Markets

We sell our products primarily to OEMs that supply networking equipment for the Internet infrastructure, which consists of various networking systems that process packets of information that enable communication between the networking systems. The networking systems include routers, switches, application acceleration equipment, network security appliances, network access equipment and networked storage devices that are utilized by networking systems such as:

•	core networks, for long-distance city-to-city communications which may span hundreds or thousands of miles;

•	enterprise networks, for internal corporate communications, including access to storage environments;

•	datacenter networks, for high-density server farms;

•	metro networks, for intra-city communications which may span several miles;

•	edge networks, which link core, metro, enterprise and access networks; and

•	access networks, which connect individual users to the edge network

Sales of networking equipment have increased overall during the past five years, as the Internet has continued to grow and evolve to accommodate the continued growth in the amount of digital media content available and provide converged support for the quad-play applications of voice, data, video and mobility over a single unified Internet Protocol, or IP, infrastructure. These applications include:

•	Internet Protocol Television, or IPTV;

•	Video on demand, or VoD;

•	Voice transmission over the Internet, or VoIP;

•	On-line gaming;

•	Filtering of malware (e.g., virus, spyware and spam) and intrusion attempts;

•	Music, picture and video file downloading and sharing;

•	Email communications;

•	E-commerce;

•	Music, picture and video file downloading and sharing to mobile devices such as cell phones and portable music/video devices; and

•	Internet Web-surfing and video portal viewing, such as You-Tube, delivered over the IP infrastructure to cell phones and other mobile devices.

Due to the increased usage of the Internet, as well as the greater complexity of Internet-based infrastructure to support quad-play applications, OEM systems must increasingly make complex decisions about individual packets of information using knowledge about the overall network, which includes the method and manner in which networking systems are interconnected, as well as traffic patterns and congestion points, connection availability, user-based privileges, priorities and other attributes, as well as knowledge about the content carried by or applications that use the network. Using this knowledge of the network to make complex decisions about individual packets of information involves network awareness, while using knowledge of packet content to make complex decisions about individual packets of information involves content awareness. Network awareness and content awareness include the following:

•	Preferential transmission of packets based upon assigned priority;

•	Restrictions on access based upon security designations;

•	Changes to packet forwarding destinations based upon traffic patterns and bandwidth availability, or packet content; and

•	Addition or deletion of information about networks and users and applications.

Moreover, network and content awareness in advanced systems require multiple classes of packet processing, in addition to forwarding of packets in the network. These additional classes of processing include access control for network security, prioritization of packets to maintain quality of service (“QoS”) and statistical measurement of Internet traffic for transaction billing. Compared to the basic processing task of forwarding, these additional classes of packet processing require a significantly higher degree of processing of IP packets to enable network and content awareness, or network-aware and content-aware processing.

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

Maintain and Extend our Market and Technology Leadership Positions. We were the first supplier of knowledge-based processors to offer a “hybrid” architecture that integrates our advanced Sahasra algorithmic technology with knowledge-based processing engines, the first supplier to offer 64Gbps of interconnect bandwidth, the first supplier to offer approximately 256 thousand Internet Protocol Version 6 (“IPv6”) database entries and 1 million Internet Protocol Version 4 (“IPv4”) data entries, the first supplier to achieve 1.0 Volt operation of knowledge-based processors for lower power dissipation, and the first supplier to achieve operating frequencies of up to 500 MHz. We were also the first supplier of knowledge-based processors that are capable of processing application networking and security functions with a single 10 Gigabit-per-second engine. We intend to expand our market and technology leadership positions by continuing to invest in the development of successive generations of our knowledge-based processors and our other products to meet the increasingly high performance needs of networking OEMs, and acquire such capabilities through strategic partnerships and purchases of other businesses when we encounter favorable opportunities. We intend to leverage our engineering capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high performance circuit design, custom circuit layout, high performance I/O interfaces, and applications engineering. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our products.

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

Leverage Technologies to Create New Products and Pursue New Market Opportunities. We intend to leverage our core design expertise to develop our products for a broader range of applications to further expand our market opportunities. We plan to address new market segments that are increasingly adopting network-aware processing, such as corporate storage networks that use IP-based packet-switching networking protocols. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our products.

Capitalize on Highly Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus greater resources on product development. We work closely with our wafer foundries to incorporate advanced process technologies in our solutions to achieve higher levels of performance and to reduce costs. These technologies include advanced 130, 110, 80 and 55 nanometer complimentary metal oxide semiconductor (“CMOS”) processing nodes with up to eight layers of copper interconnect and 300 millimeter wafer sizes. Our business model allows us to benefit from the large manufacturing investment of our wafer foundries who are able to leverage their investment across many markets.

Expand International Presence. We sell our products on a worldwide basis and utilize a network of direct sales and independent sales representatives in the U.S., Europe and Asia. We intend to continue to expand our sales and technical support organization to broaden our customer reach in new markets. We believe that Asia, in particular China, where we have already established customer relationships, provides the potential for significant additional long-term growth for our products. Given the continued globalization of OEM supply chains, particularly with respect to design and manufacturing, we believe that having a global presence will become increasingly important for securing new customers and design wins and to support OEMs in bringing their products to markets.

Our Products

Our products include high-performance knowledge-based processors, NETLiteTM processors, network search engines and PLPs.

Knowledge-based Processors

Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge or signature database containing information on the network, as well as applications and content that run on the network, to make complex decisions about individual packets of information traveling through the network. Our knowledge-based processors significantly enhance the ability of networking OEMs to supply network service providers with systems offering more advanced functionality for the Internet, such as support for IPTV, VoIP, unified threat management, or UTM, virtual private networks, or VPNs, rich content delivery over mobile wireless networks, and streaming video and audio.

Our knowledge-based processors incorporate advanced technologies that enable rapid processing, such as a superscalar architecture, which uses parallel-processing techniques, and deep pipelining, which segments processing tasks into smaller sub-tasks, for higher decision throughput. These technologies enable wireline and wireless networking systems to perform a broad range of network-aware and content-aware processing functions, such as application-based routing, UTM network security, intrusion detection and prevention, virus inspection, access control for network security, prioritization of traffic flow to maintain quality of service and statistical measurement of Internet traffic for transaction billing.

We offer knowledge-based processors in two main product families: Layer 3-4 knowledge-based processors for use in routers, switches, network access equipment and networked storage devices; and Layer 7 knowledge-based processors for use in Layer 7 application switches and routers, UTM appliances, intrusion detection and prevention systems, and anti-virus gateways.

Layer 3-4 Knowledge-based Processors. Layers 3 and 4 refer to the data and transport layers, respectively, of the OSI reference model. For networking infrastructure that supports Layer 3-4 routing, decisions on how to handle IP packets are made using the data that is contained in the packet header. The packet header information consists of key data regarding the packet, including the IP address of the system that generated the packet, referred to as the source IP address, and the IP address of the device to which the packet is to be transmitted, referred to as the destination IP address. Our proprietary NL5000, NL6000, NL7000, NL8000 and NL9000 families of knowledge-based processors operate in conjunction with an OEM-developed custom integrated circuits, programmable logic devices, and one or more network processing units (NPUs), and feature a proprietary interface that provides advanced interface technology to enable networking OEMs to meet their system performance requirements for Layer 3-4 processing. We also provide versions of our proprietary interface knowledge-based processors that work with proprietary custom integrated circuits and application software developed by or in collaboration with Cisco Systems.

Networking OEMs typically require solutions at different prices in order to target different market segments with the same design. To satisfy this demand, we offer knowledge-based processors with a range of knowledge database sizes, and all of our knowledge-based processors are designed to be connected in groups to increase the knowledge database available for processing.

We introduced the NL5000, the first of our four families of knowledge-based processors, to the market in the second quarter of 2002. These knowledge-based processors operate from a 1.0 Volt power supply for reduced power consumption and support a knowledge database of up to approximately 256,000 Internet Protocol Version 6, or IPv6, database entries to 1 million Internet Protocol Version 4, or IPv4, database entries with throughput of up to 40 Gigabits per second, or 40 Gbps. These knowledge-based processors also support advanced features for improved fault tolerance that help maintain the data integrity of the knowledge database by providing built-in circuitry to detect faults in the knowledge database.

In 2007, we announced the availability of our NL8000 fourth-generation knowledge-based processor family, which can process 1.2 billion decisions per second. The NL8512 and NL8256 processors feature a patented dual-core technology and a unique ability to parse decisions into 64 unique processing to enable multiple parallel decisions during a single core clock cycle which allows our customers to deploy 100 Gbps systems.

Also in 2007, we received samples of a new member of our NL7000 family of knowledge-based processors and the first member of our NL9000 fifth-generation knowledge-based processor family, which are the first knowledge-based processors manufactured on the 55 nanometer CMOS process node at our manufacturing partner Taiwan Semiconductor Manufacturing, Inc., or TSMC. The NL9000 is the world’s first “hybrid” knowledge-based processor that uniquely combines high-performance, massively parallel knowledge-based processing with the superior low-power efficiency and flexibility of our algorithmic Sahasra technology to dramatically reduce power consumption while delivering high performance and improved functionality specifically for such applications as next-generation IPTV and advanced mobile wireless networks.

We also offer our Sahasra family of knowledge-based processors that use advanced algorithms to achieve low power dissipation, and is particularly well suited for applications using exact match or longest-prefix match functions. This family of devices scales up to 1.5 million IPv4 entries in a single device.

NETL7™ Layer 7 Knowledge-based Processors. For networking infrastructure that supports Layer 7 routing, decisions on how to handle IP packets are made using the information that is contained in the packet payload or packet content. The packet content contains the actual data being transmitted between applications using the network. Layer 7 of the OSI model reference model, known as the application layer, facilitates communication between software applications and lower-layer network services. Our NLS1005 and NLS1000 NETL7TM knowledge-based processors are designed to accelerate Layer 7 content processing and signature recognition tasks for enterprise and carrier-class networks. The NETL7 family of processors are capable of performing 10Gbps wire-speed content inspection of packets traveling through the network. This extends the processing capabilities of our knowledge-based processors into the packet payload, thereby enabling the design and deployment of next-generation networking systems that can make packet processing decisions based on an awareness of the packet content. Typical applications for the NLS1005 and NLS1000 processors include Layer 7 application switches and routers, mobile wireless infrastructure equipment, unified threat management appliances, intrusion detection and prevention systems and malware protection gateways. In 2007, we were awarded our first design wins for the NETL7 products with one of the world’s largest providers of enterprise security solutions and services.

NETLite™ Processors

Our NETLite™ NL3000 and NL31000 processor families are specifically designed for cost-sensitive, high-volume applications such as entry-level switches, routers and access equipment. The NETLite processor families leverage circuit techniques developed and refined during the design of our knowledge-based processor families, and benefit from die size optimization, lower power dissipation and redundant computing techniques. In addition, the NETLite processors utilize a simplified pipeline architecture, as compared to our knowledge based processors, that allows for lower cost manufacturing and assembly in less expensive packages, and allows for lower cost system designs. As such, the NETLite processors are ideal for entry-level systems that do not require the advanced parallel processing and deep pipelining performance of our high-end knowledge-based processors.

Our NETLite processors also include the Ayama™10000 and Ayama 20000 processors. We offer these processors in densities ranging from 128K to 512K IPv4 entries, and they include differentiated features such as Mini-Key™ power management. The Ayama 20000 processors incorporate all the features of the Ayama 10000 processors and work seamlessly with industry-leading NPUs. To help reduce development time and cost, the Ayama processors are also offered with our CynapseTM software platform for customers to more easily integrate these processors into their systems.

Network Search Engines

We continue to support our legacy network search engines, which include the NSE1000 through NSE4000, the NSE70000 network search engine families and the NSE3128GLM network search engines, a device that interfaces directly to certain NPUs from Applied Micro Circuits Corporation. We introduced our network search engine products between 1998 and 2001. These products are fabricated by UMC or TSMC using a range of process technologies from 0.35 micron to 0.15 micron.

In August 2007, we purchased the TCAM2 Product and certain related assets from Cypress. The acquisition of the TCAM2 Products has expanded our revenue base and extended our market presence in the desktop switching market segment.

Physical Layer Products

Our PLP family of products provides high-performance, single and dual-channel low-power interface technology for high-density data communication and storage systems, and offer comprehensive support for multiple 10-Gigabit Ethernet standards. The PLP products also integrate advanced electronic dispersion compensation, or EDC, technology with proven interoperability with 10Gigabit Ethernet switches such as the Prestera® family of 10 Gigabit Ethernet switches offered by Marvell Technology Group, Ltd. We expect our PLP family of products to benefit from the same market drivers as our knowledge-based processors, including growth in 10-Gigabit Ethernet ports in switches and routers, upgrades of the telecom infrastructure to support IPTV, and the deployment of the 10Gbit Ethernet IP-backbone for advanced mobile wireless networks.

Customers

The markets for networking systems utilizing our products and services are mainly served by large networking OEMs, such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

We work with these and other networking OEMs to understand their requirements, and provide them with solutions that they then qualify and, in some cases, specify for use within their systems. While we sell directly to some networking OEMs, we also provide our products and services indirectly to other networking OEMs through their contract manufacturers, who in turn assemble our products into systems for delivery to our OEM customers. Sales to contract manufacturers accounted for 65%, 78% and 79% of total revenue in 2007, 2006 and 2005, respectively. Sales of our products are made under short-term, cancelable purchase orders. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

We also provide our products and services indirectly to our OEM customers through distribution and our international stocking sales representatives. Our stocking sales representatives are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S. These international stocking sales representatives generally exclusively service a particular foreign region or customer base, and purchase our products pursuant to cancelable and reschedulable purchase orders containing our standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. To date, our international stocking sales representatives have returned a small number of defective products to us. Our international stocking sales representatives may also act as a sales representative and receive commissions on sales of our products. Our international stocking sales representatives include Bussan Microelectronics Corporation/Mitsui Comtek Corporation and Lestina International Limited. Sales through our international stocking sales representatives accounted for 11%, 13% and 13% of total revenue in 2007, 2006 and 2005, respectively. While we have purchase agreements with our international stocking sales representatives, our international stocking sales representatives do not have long-term contracts with any of our OEM customers that use our products and services.

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

During the second half of 2007, at Cisco’s request we transitioned into a just-in-time inventory model covering substantially all of our product shipments to Cisco and its contract manufacturers. In conjunction with this transition, in the third quarter of 2007, we entered into a purchase agreement with Wintec Industries who, during the second half of 2007, became the primary purchaser of our products on a consignment basis for resale to Cisco and Cisco’s contract manufacturers. We generally have provided to Wintec the same terms and conditions that we provide to Cisco under the master purchase agreement between us and Cisco, including: our obligations to accept all purchase orders from Wintec (unless we are unable to meet Wintec’s schedule), ensure that we have the capacity to increase or decrease production of our products based upon Wintec’s demand forecasts, use our best efforts to meet Wintec’s stated cost reduction targets and provide to Wintec all price decreases that we achieve, cancellation rights for standard and custom products, and extended product warranties. We also have extended to Wintec a credit limit sufficient to cover our anticipated annual business with Cisco and Cisco’s contract manufacturers. Given the volume of business that we anticipate to flow through Wintec, and given our lack of payment history working with Wintec, we will require irrevocable letters of credit and reliable guarantees to support the credit limit we have extended to Wintec. In our discretion, we may accept orders from Wintec that exceed the credit limit based on our analysis of the collectability of such orders and Wintec’s payment history. Sales through Wintec accounted for 17% of total revenue in 2007.

In 2007, 2006 and 2005, Cisco, including its contract manufacturers, accounted for 50%, 61% and 74% of our total revenue, respectively. Cisco accounted for a smaller portion of our total sales in 2007 as we increased our customer diversification. Notably, Alcatel-Lucent became a 10% customer, by revenue, in 2007. We expect to continue to further diversify our customer account base in 2008.

Sales, Marketing and Distribution

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

We market and sell our products through our direct sales force and through independent sales representatives throughout the world. Our direct sales force is dedicated to enhancing relationships with our customers. We supplement our direct sales force with independent sales representatives, who have been selected based on their understanding of the networking systems market and their level of penetration at our target OEM customers. We also use application engineers to provide technical support and design assistance to existing and potential customers.

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

We operate in one business segment and sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue:
United States	$48,221	$46,227	$54,952
Malaysia	34,017	31,632	21,349
China	14,126	6,073	3,257
Other	12,669	12,874	2,201

Total	$109,033	$96,806	$81,759

Research and Development

We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of networking OEMs. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. In 2005 we opened a design center in Bangalore, India to accelerate introduction of our product development. As of December 31, 2007, we had approximately 144 full-time employees engaged in research and development worldwide. Our research and development expense was $45.2 million, $36.6 million and $21.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We use a number of standard design tools in the design, manufacture and verification of our products. Due to the highly complex design requirements of our products, we typically supplement these standard tools with our own tools to create a proprietary design method that allows us to optimize the performance of our products at the circuit-level.

Manufacturing and Materials

We design and develop all of our products and electronically transfer our proprietary designs to third party wafer foundries to manufacture our products. Wafers processed by these foundries are shipped to our subcontractors, where they are assembled into finished products and electronically tested before delivery to our customers. We believe that this manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products.

Our principal wafer foundry is TSMC in Taiwan. We are actively involved with product development on next-generation processes, and are designing products on TSMC’s most advanced logic processes. The latest generation of our products employs up to eight layers of copper interconnect and 300 millimeter wafer sizes.

Our products are designed to use industry standard packages and be tested using widely available automatic test equipment. We develop and control product test programs used by our subcontractors based on our product specifications. We currently rely on Amkor Technology, Inc., Advanced Semiconductor Engineering, Inc. in Taiwan, King Yuan Electronics Co., Ltd. in Taiwan, ISE Labs, Inc. and Viko Test Lab in the U.S. to assemble and test our products. We also have an office in Taiwan that employ local personnel to work directly with our Asian wafer manufacturers and assembly and test houses to facilitate manufacturing operations.

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

We believe that we compete favorably with respect to each of the bases identified above. However, some of our larger competitors have greater financial resources and a longer track record as a semiconductor supplier than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. Within our target market, we primarily compete with certain divisions of Integrated Device Technology, Inc. and Renesas Technology, Corp. In the Layer 7 market, we primarily compete with certain divisions of LSI Corporation. In the 10-Gigabit Ethernet physical layer market, we primarily compete with certain divisions of Applied Micro Circuits Corporation, Broadcom Corporation, Marvell Technology Group Ltd., Cortina Systems, Inc. and Vitesse Semiconductor Corporation. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, including large integrated device manufacturers, and innovative start-up semiconductor design companies.

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

As of February 29, 2008, we held 213 issued U.S. patents, 8 issued foreign patents, and numerous patent applications pending in the U.S and abroad. We may not receive any additional patents as a result of these applications or future applications. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

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

Employees

As of December 31, 2007, we had 225 full-time employees worldwide, including 150 in research and development, 36 in operations, 25 in sales and marketing and 14 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

We derive most of our revenue from sales of our knowledge-based processors, and, if the demand for these products and other products does not grow, we may not achieve our growth and strategic objectives.

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. Year-over-year revenue from sales of our knowledge-based processors decreased 7% from 2006 to 2007. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future or that the demand for our customers’ systems will increase as well. In addition, a substantial percentage of the total increase in our revenue in 2007 came from sales of TCAM2 and PLP products that were acquired in 2007. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if the OEM customers modify their current product designs or select products sold by our competitors instead. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors and other products may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of networking OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the year ended December 31, 2007, 2006 and 2005, Cisco and its contract manufacturers accounted for 50%, 61% and 74% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

We cannot assure you that existing or potential customers will not develop their own solutions, purchase competitive products or acquire companies that use alternative methods in their systems. We do not have long-term purchase commitments from any of our OEM customers or their contract manufacturers. Although we entered into master purchase agreements with Cisco, one of Cisco’s foreign affiliates and a Cisco purchasing agent, these agreements do not include any long-term purchase commitments. Cisco and our other customers do business with us currently only on the basis of short-term purchase orders (subject, in the case of Cisco, to the terms of the master purchase agreements), which often are cancelable prior to shipment. The loss of orders for our knowledge-based processors for Cisco products or products of other major users of our knowledge-based processors would have a significant negative impact on our business.

We face additional risks to our business success and financial condition because of our dependence on a small number of customers for sales of our products.

Our dependence on a small number of customers, especially Cisco and its contract manufacturers, for most of our revenue in the foreseeable future creates additional risks for our business, including the following:

•	we may face increased pressure to reduce the average selling prices of our products;

•	we may find it difficult to pass through increases in our manufacturing and other direct costs;

•

the reputation of our products in the marketplace may be affected adversely if Cisco or other networking OEMs that represent a significant percentage of our sales of products reduce or cease their use of our products; and

•	we may face problems in collecting a substantial portion of our accounts receivable if any of these companies faces financial difficulties or dispute payments.

We have a history of net losses, may incur significant net losses in the future and may not be able to sustain profitability.

Although we reported net income of $2.6 million, $0.6 million, and $16.4 million during the years ended December 31, 2007, 2006 and 2005, we reported net losses in years prior to fiscal 2005. At December 31, 2007, we had an accumulated deficit of approximately $79.6 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

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

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 65%, 78% and 79% of our total revenue for the year ended December 31, 2007, 2006 and 2005, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

The average selling prices of our products may decline, which could reduce our revenue and gross margin.

In our experience the average selling prices of our products have declined over the course of their commercial lives, principally due to the supply of competing products, reduction in demand from customers, pressure from customers to reduce prices and product cycle changes, we expect these trends to continue. In addition, under our master purchase agreements with Cisco, we agreed to provide to Cisco all price decreases that we achieve, and granted to Cisco the right (under limited circumstances) to purchase our knowledge-based processors directly from our manufacturers (subject to payments to us, net of specified costs). Declining average selling prices can adversely affect our future operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and achieving corresponding production cost reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

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

Generally, in pricing our products, we assume that manufacturing, assembly and test yields will continue to increase, even as the complexity of our products increases. Once our products are initially qualified with our wafer foundries, minimum acceptable yields are established. We are responsible for the costs of the wafers if the actual yield is above the minimum. If actual yields are below the minimum, we are not required to purchase the wafers. The minimum acceptable yields for our new products are generally lower at first and increase as we achieve full production. Whether as a result of a design defect or manufacturing, assembly or test error, unacceptably low product yields or other product manufacturing, assembly or test problems could substantially increase the overall production time and costs and adversely impact our operating results on sales of our products. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our operating results and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

To be successful we must continue to develop and have manufactured for us, innovative products to meet the evolving requirements of networking OEMs.

To remain competitive, we devote substantial resources to research and development, both to improve our existing technology and to develop new technology. We also seek to improve the manufacturing processes for our products, including the use of smaller process geometries, which we believe is important for our products to serve our OEM customers’ requirements for enhanced processing. Our failure to migrate our products to logic processes at smaller process geometries could substantially reduce the future competitiveness of our products. In addition, from time to time, we may have to redesign some of our products or modify the manufacturing process for them. We cannot give you any assurance that we will be able to improve our existing technology or develop and integrate new technology into our products. Even if we design better products, we may encounter problems during the manufacturing or assembly process, including reduced manufacturing yields, production delays and increased expenses, all of which could adversely affect our business and results of operations.

In addition, given the highly complex nature of these products, even the slightest change or adjustment to our integrated circuit designs could require substantial resources to implement them. We may not be able to make these changes or adjustments to our products or correct any errors or defects arising from their implementation. Failure to make these changes or adjustments or correct these errors or defects during the product development stages, or any resulting delays, could severely harm our existing and potential customer relationships and could likely increase our development costs, adversely affecting our operating results. If these changes, adjustments, errors or defects are not identified or requested until after commercial production has begun or after products have been delivered to customers, we may be required to re-test existing inventory, replace products already shipped or re-design the products, all of which would likely result in significant time delays and additional costs and expenses.

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

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 56%, 52% and 33% of our total revenue during the years ended December 31, 2007, 2006 and 2005. The increase is foreign sales is primarily due to the use of off-shore contract manufacturers by our largest customers. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. Furthermore, in the third quarter of 2007 we commenced the implementation of a global strategy that involves an increase investment in technology and headcount outside the United States. We face a variety of challenges in doing business internationally, including:

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

Because we anticipate that we will continue to rely heavily on foreign based customers for our future growth, the occurrence of any of the circumstances identified above could significantly increase our operating costs, delay the timing of our revenue and harm our business and financial condition.

We must design our products to meet the needs of our OEM customers and convince them to use our products, or our revenue will be adversely affected.

In general, our OEM customers design our products into their equipment during the early stages of their development after an in-depth technical evaluation of both our and our competitors’ products. These design wins are critical to the success of our business. In competing for design wins, if a competitor’s product is already designed into the product offering of a potential customer, it becomes very difficult for us to sell our products to that customer. Changing suppliers involves additional cost, time, effort and risk for the customer. In addition, our products must comply with the continually evolving specifications of networking OEMs. Our ability to compete in the future will depend, in large part, on our ability to comply with these specifications. As a result, we expect to invest significant time and effort and to incur significant expense to design our products to ensure compliance with relevant specifications. Even if a networking OEM designs our products into its systems, we cannot assure you that its systems will be commercially successful or that we will receive significant revenue from sales our products for those systems.

Factors that negatively affect the businesses of the networking OEMs that use or could use our products could negatively impact our total revenue.

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

We expect that our product sales cycle, which results in our products being designed into our customers’ products, could take up to 24 months. It can take an additional nine months to reach volume production of these products. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by networking OEMs, the design process required to integrate our products into our OEM customers’ products and the timing of networking OEMs’ new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

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

Our total revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our total revenue and operating results could negatively affect the trading price of our stock. In addition, our total revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include, for example, the periodic costs associated with the generation of mask sets for new products and product improvements and the risk factors discussed throughout this section. Additional factors that could cause our revenue and operating results to fluctuate from period to period include:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average selling prices of, our products;

•	the rate of qualification and adoption of our products by networking OEMs;

•	fluctuating demand for, and lengthy life cycles of, the products and systems that incorporate our products;

•	the market success of the OEMs’ networking systems that incorporate our products;

•	the ability of our wafer foundries to supply us with production capacity and finished products to sell to our OEM customers;

•	changes in the level of our costs and operating expenses;

•	our ability to receive our manufactured products from our wafer foundries and ship them within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	changes in our product lines and revenue mix;

•	the timing of the introduction by others of competing, replacement or substitute products technologies;

•	our ability or the ability of networking OEM customers that use our products to procure required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor or networking markets; and

•	general economic conditions that may affect end-user demand for products that use our products.

We have grown rapidly, and a failure to manage any continued growth could reduce our potential revenue and could negatively impact our future operating results.

In order to successfully implement our overall growth strategies, we will need to carefully and efficiently manage our planned expansion. Among other things, this will require us to continue to:

•	improve our products technology and develop new technologies;

•	implement and manage new marketing and distribution channels to penetrate different and broader markets for our products;

•	manage an increasing number of complex relationships with our customers, wafer foundries and other third parties;

•	monitor and improve our operating systems, procedures and financial controls on a timely basis;

•	retain existing, and hire additional, key management and technical personnel; and

•	expand, train and manage our workforce and, in particular, our development, sales, marketing and support organizations.

We may not be able to adequately manage our growth or meet the foregoing objectives. A failure to do so could jeopardize our future revenue and cause our stock price to decline. Also, our ability to execute our business plan and grow our business will be heavily dependent on our management team’s ability to work effectively together.

We have recently implemented a new enterprise resource planning system, which could disrupt our ability to timely and accurately process transactions, report our financial position, and complete evaluation of our internal controls.

We may experience difficulties with our new enterprise resource planning (“ERP”) system implemented as of January 2008 that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system or any future systems also could adversely affect our ability to maintain effective internal controls over financial reporting and to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, resulting in delayed reporting of material financial information and filing of required reports with the SEC. In addition, system failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. Any of these events could cause our operating results to be misstated, our reputation to be harmed and the trading price of our common stock to be adversely affected.

The cyclical nature of the semiconductor industry and the networking markets could adversely affect our operating results and our business.

We expect our business to be subject to the cyclicality of the semiconductor industry, especially the market for communications integrated circuits. Historically, there have been significant downturns in this industry segment, characterized by reduced demand for integrated circuits and accelerated erosion of average selling prices. At times, these downturns have lasted for prolonged periods of time. Furthermore, from time to time, the semiconductor industry also has experienced periods of increased demand and production constraints, in which event we may not be able to have our products produced in sufficient quantities, if at all, to satisfy our customers’ needs. It is likely that the communications integrated circuit business will experience similar downturns in the future and that, during such times, our business could be affected adversely. It is also likely that the semiconductor industry will experience periods of strong demand. We may have difficulty in obtaining enough products to sell to our customers or may face substantial increases in the wafer prices charged by our foundries.

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

Our business is extremely competitive, especially during the design-in phase of networking OEMs’ design cycles. We compete with the enterprise and networking divisions of large semiconductor manufacturers, many of which have more established reputations, more diverse customer bases and greater financial and other resources than we do. In addition, our OEM customers may design their own integrated circuits to address their needs for network-aware processing. As we develop new applications for our products and expand into new markets, we expect to face even greater competition. Our present and future competitors may be able to better anticipate customer and industry demands and to respond more quickly and efficiently to those demands, such as with product offerings, financial discounts or other incentives. Furthermore, our OEM customers may be able develop or acquire integrated circuits that satisfy their needs faster or most cost effectively than we can. We cannot assure you that we will be able to compete effectively against these and our other competitors. If we do not compete effectively, our revenue and market share may decline.

Any acquisitions we make, such as our recent acquisition of Aeluros, Inc. and the TCAM2 assets from Cypress Semiconductor Corporation, could disrupt our business, and harm our financial condition and dilute our stockholders.

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

•

dilution to our existing stockholders from the issuance of additional shares of common stock or reduction of earnings per outstanding share in connection with an acquisition that fails to increase the value of our company.

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

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. Substantially all the shares of our common stock currently outstanding are eligible for sale in the public market but sales by our affiliates will be subject to conditions of Rule 144 (other than holding period requirements) including the volume restrictions set forth in SEC Rule 144(e). As of February 29, 2008, several of our executive officers and one board member have entered into plans for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Their individual plans provide for total sales of between 15,000 and 240,000 shares per plan pursuant to limit orders at specified prices, with total potential sales by all of these plans amounting to 485,000 shares of common stock combined during 2008. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares will be sold through broker-dealers in ordinary market transactions. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans.

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

We believe that we have or will have access to capital sufficient to satisfy our working capital requirements for at least the next 12 months. After that time, it may be necessary for us to raise additional funds to support our growth. We cannot assure you that we will be able to obtain financing when needed or that, if available to us, the terms will be acceptable to us. If we issue equity securities in any financing, the new securities may have rights and preferences senior to our shares of common stock, and the ownership interest in us of our current stockholders will be proportionately reduced. If we issued debt securities, they will rank senior to all equity securities. If we are unable to raise additional capital, we may not be able to implement our growth strategy, and our business could be harmed significantly. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company. For this purpose, we have a current effective universal shelf registration statement on Form S-3 under which we may sell up to $150 million of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions), which may result in an increase in the number of shares and decline in earnings per share. We may sell these securities from time-to-time without prior announcement.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names, ages and offices of each of our executive officers as of February 29, 2008:

Name	Age	Position
Ronald Jankov	49	Director, Chief Executive Officer and President
Michael Tate	42	Vice President and Chief Financial Officer
Dimitrios Dimitrelis	50	Vice President of Engineering
Ibrahim Korgav	59	Senior Vice President of Worldwide Business Operations
Mozafar Maghsoudnia	41	Vice President of Worldwide Manufacturing
Varadarajan Srinivasan	57	Vice President of Product Development and Chief Technical Officer
Marcia Zander	45	Senior Vice President of Worldwide Sales
Chris O’Reilly	35	Vice President of Marketing
Roland Cortes	43	Vice President, General Counsel and Secretary

Ronald Jankov has served as our President, Chief Executive Officer and as a member of our board of directors since April 2000.

Michael Tate has served as our Vice President of Finance and Chief Financial Officer since July 2007. Prior to joining us, Mr. Tate was interim chief financial officer, vice president, corporate controller, and treasurer at Marvell Technology Group Ltd. He joined Marvell in January 2001 as part of Marvell’s acquisition of Galileo Technology Ltd. Mr. Tate is a CPA and holds a Bachelor of Science degree in Business Administration from California Polytechnic State University, San Luis Obispo, where he graduated with honors.

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

Varadarajan Srinivasan has served as our Vice President of Product Development since March 1996, as our Chief Technical Officer since August 2000.

Marcia Zander has served as our Senior Vice President of Worldwide Sales since January 2006 and Vice President of Sales since July 1999.

Chris O’Reilly has served as our Vice President of Marketing since August 2007. Prior to August 2007, Mr. O’Reilly served as our senior director of marketing, director of sales for the Asia Pacific region and senior marketing manager since 1999.

Roland Cortes has served as our Vice President, General Counsel and Secretary since April 2007. Prior to April 2007, Mr. Cortes served as our Secretary since May 2004, as our Senior Director of Legal Affairs and IP Management since July 2002, and as our Director of Legal Affairs and IP Management since April 1999.

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

	High	Low
Fiscal 2007:
Fourth quarter	$38.69	$27.46
Third quarter	$37.25	$26.76
Second quarter	$35.17	$26.08
First quarter	$28.61	$20.00

Fiscal 2006:
Fourth quarter	$28.21	$17.55
Third quarter*	$32.49	$22.61
Second quarter	$45.03	$27.67
First quarter	$42.59	$26.30

*	Our stock became listed on the Global Select Market automatically on August 1, 2006.

As of February 29, 2008, there were approximately 147 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph shows the 42 month cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on July 9, 2004 (the day of the Company’s initial public offering) in each of the Company’s common stock, the S&P 500 Index and the Philadelphia Semiconductor Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	Cumulative Total Return
	7/9/04	12/31/04	12/31/05	12/31/06	12/31/07
NetLogic Microsystems, Inc.	$100.00	$83.33	$227.00	$180.75	$268.33
S&P 500 Index	$100.00	$108.91	$112.17	$127.45	$131.95
Philadelphia Semiconductor Index	$100.00	$96.05	$106.28	$103.52	$90.45

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes included in Item 8 of this report, which discusses factors affecting the comparability of such financial data. The selected balance sheet data as of December 31, 2007 and 2006 and selected statements of operations data for the years ended December 31, 2007, 2006 and 2005 are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2005, 2004 and 2003 and the selected statements of operations data for the years ended December 31, 2004 and 2003 were derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$13,535	$47,833	$81,759	$96,806	$109,033
Cost of revenue	20,315	26,664	33,415	36,762	44,732

Gross profit	(6,780)	21,169	48,344	60,044	64,301

Operating expenses:
Research and development	19,799	19,425	21,939	36,578	45,175
In-process research and development	—	—	—	10,700	1,610
Selling, general and administrative	5,593	9,932	10,936	15,455	19,672

Total operating expenses	25,392	29,357	32,875	62,733	66,457

Income (loss) from operations	(32,172)	(8,188)	15,469	(2,689)	(2,156)

Interest income	466	382	1,568	3,737	4,431
Interest expense	(166)	(4,076)	(203)	—	—
Other income (expense), net	(88)	(149)	(16)	3	32

Income (loss) before income taxes	(31,960)	(12,031)	16,818	1,051	2,307
Provision for (benefit from) income taxes	—	—	379	459	(288)

Net income (loss)	$(31,960)	$(12,031)	$16,439	$592	$2,595

Net income (loss) per share—basic	$(11.01)	$(1.17)	$0.93	$0.03	$0.13

Net income (loss) per share—diluted	$(11.01)	$(1.17)	$0.87	$0.03	$0.12

Shares used in calculation—basic	2,903	10,318	17,725	19,758	20,747

Shares used in calculation—diluted	2,903	10,318	18,992	21,107	21,938

	December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,150	$41,411	$65,788	$89,879	$50,689
Working capital	6,896	45,283	65,164	95,986	67,942
Total assets	31,844	59,454	85,529	157,769	205,283
Software license and other obligations	10,396	1,317	687	2,625	2,528
Redeemable convertible preferred stock	91,600	—	—	—	—
Stockholders’ equity (deficit)	(82,351)	48,102	68,658	142,524	171,888

Supplemental Information:

The tables present financial information including the acquisition of the TCAM2 and TCAM-CR network search engine products and certain related assets from Cypress Semiconductor Corp. and the acquisition of Aeluros, Inc. completed in fiscal 2007 and the acquisition of NSE Business from Cypress Semiconductor Corp. completed in 2006. See Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of these acquisitions, which may affect the comparability of the data. Effective in fiscal year 2006, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a semiconductor company that designs, develops and markets high-performance processors and high-speed integrated circuits that are deployed by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs including AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc. Since the second half of 2003, we have experienced significant revenue growth caused by a rapid rise in new customer orders for our knowledge-based processors. Our total revenue increased by 253% from $13.5 million for fiscal 2003 to $47.8 million for fiscal 2004, 71% from fiscal 2004 to $81.8 million for fiscal 2005, and by 18% from fiscal 2005 to $96.8 million for fiscal 2006. Our total revenue for fiscal year ended December 31, 2007 was $109.0 million, which represented an increase of 13% over fiscal 2006.

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

On August 29, 2007, we purchased the TCAM2 and TCAM2-CR network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total cash purchase price of approximately $14.6 million. The acquisition of the TCAM2 Products is expected to expand our revenue base and extend our market leadership into the desktop switching market segment.

On October 24, 2007, we completed the merger and acquisition of Aeluros, Inc (the “Aeluros Acquisition”). The acquisition was accounted for as a business combination during the fourth quarter of fiscal 2007. We paid $57.0 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,770 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we may be obligated to pay up to an additional $20.0 million cash upon the attainment of performance milestones for the acquired business over the one year period following the close of the transaction. Any additional payment that we will owe is likely to be paid in the first quarter of 2009. Approximately $8.5 million of the initial purchase price has been withheld and placed in escrow as a form of security for certain indemnification and other obligations of the former Aeluros stockholders

As a fabless semiconductor company, our business is less capital intensive than others because we rely on third parties to manufacture, assemble, and test our products. In general, we do not anticipate making significant capital expenditures aside from business acquisitions that we might make from time to time. In the future, as we launch new products or expand our operations, however, we may require additional funds to procure product mask sets, order elevated quantities of wafers from our foundry partners, perform qualification testing and assemble and test those products.

We employ a direct sales force and a sales representative network to sell our products. A substantial portion of our revenue comes from customers headquartered in the United States; however, we also earn a significant amount from customers headquartered in countries outside the United States. All revenue to date has been denominated in U.S. dollars.

Our product sales cycles can take up to 24 or more months to complete and volume production can take an additional six months to be achieved, if at all. Cancellations of customer orders or changes in product specifications might result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory or operating expenses. Our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business.

In general, we recognize revenue at the time of shipment to our customers or our international stocking sales representatives. Our revenue consists primarily of sales of our knowledge-based processors, network search engines and 10 Gigabit Ethernet physical layer products to networking OEMs and their contract manufacturers. Initial sales of our products for a new design are usually made directly to networking OEMs. Once a design enters production, a networking OEM often outsources its manufacturing to contract manufacturers that purchase products directly from us.

In the third and fourth quarters of 2007, we transitioned into a just-in-time inventory model covering substantially all of our product shipments for Cisco Systems and its contract manufacturers. As a part of this model, in the third quarter of 2007, we entered into a purchase agreement with Wintec Industries who has become the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We generally provided to Wintec the same terms and conditions that we provide to Cisco under the master purchase agreement between us and Cisco, including:

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

As a consequence of the acquisition of the NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offered price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, revenues and costs relating to sales to this distributor were deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer. We have terminated our relationship with this distributor effective October 1, 2007.

Because we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our costs of revenue consists of payments to third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

Our research and development expenses consist primarily of compensation and related costs for personnel, as well as costs related to new and existing product development, depreciation, software maintenance and facilities costs. All research and development costs are expensed in the period incurred. In order for us to remain competitive, we believe a significant portion of our operating expenses will continue to be related to research and development efforts. We also believe that research and development headcount will increase in the future, and that research and development costs will increase in absolute dollars.

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

As a consequence of the acquisition of the NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offered price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, we defer the recognition of revenues and costs relating to sales to this distributor deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer. We have terminated our relationship with this distributor effective October 1, 2007.

In the third and fourth quarters of 2007, we transitioned into a just-in-time inventory model covering substantially all of our product shipments for Cisco Systems and its contract manufacturers. As a part of this model, in the third quarter of 2007, we entered into a purchase agreement with Wintec Industries who has become the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We recognize revenue when Wintec ships our product to Cisco or its contract manufacturers.

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

Accounting for Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” In applying SFAS 109, we are required to estimate our current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. During the third fiscal quarter of 2007, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it was more likely than not that the deferred tax assets would be realized.

In the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48), and related guidance. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 8—Income Taxes, of the “Notes to Consolidated Financial Statements” in Item 8 for further information.

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

Results of Operations

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2007 and 2006 (in thousands, except percentage data):

	Year ended December 31, 2007	Percentage of Revenue	Year ended December 31, 2006	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$109,033	100.0%	$96,806	100.0%	$12,227	12.6%
Cost of revenue	44,732	41.0%	36,762	38.0%	7,970	21.7%

Gross profits	$64,301	59.0%	$60,044	62.0%	$4,257	7.1%

Revenue. Revenue for the year ended December 31, 2007 increased by $12.2 million compared with that of the year ended December 31, 2006. Revenue from sales to Cisco and its contract manufacturers represented 50% of our total revenue for the year ended December 31, 2007, compared to 61% during the year ended December 31, 2006. The decrease in sales to Cisco and its contract manufacturers was primarily due to the implementation of Cisco’s vendor managed inventory program during the second half of 2007 which resulted in lower levels of inventory at Cisco as well as the implementation of a just-in-time inventory model the second quarter of 2007 by Solectron Corporation, one of Cisco’s contract manufacturers. The revenue loss attributable to the implementation of these new manufacturing models in 2007 was partially offset by increased revenues of new products to Cisco including the NL6000, NL7000, NL8000 and TCAM2 products which increased $7.9 million from 2006. The decrease in sales to Cisco and its contract manufacturers was mitigated by an increase in revenue from our non-Cisco customers, which totaled $54.0 million during the year ended December 31, 2007, compared with $37.7 million during the year ended December 31, 2006. The increase in sales to non-Cisco customers was primarily driven by the increasing demand for our products in several emerging new markets, such as 10 Gigabit Ethernet, cable infrastructure and IPTV, in addition to the enterprise networking infrastructure market that has driven the demand for our products in the past. The average selling price of our products decreased approximately 41% from 2006 primarily due to increased revenues of our network search engine products into the high volume desktop switching segment. In addition, we began shipping our newly acquired 10 Gigabit Ethernet physical layer products in the fourth quarter of 2007. During the year ended December 31, 2007, Alcatel-Lucent accounted for 11% of our total product revenue compared to 10 % in 2006.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the year ended December 31, 2007 increased primarily due to the addition of intangible asset amortization expense and recording of the fair value inventory adjustments resulting from the acquisition of the TCAM2 Products from Cypress Semiconductor Corp. and the Aeluros Acquisition, both of which were completed in 2007. Intangible asset amortization expense for the year ended December 31, 2007 was $5.0 million compared with $2.0 million for the year ended December 31, 2006. The fair value inventory adjustments for the year ended December 31, 2007 totaled $1.8 million compared with $0.3 million for the year ended December 31, 2006. The intangible asset amortization expense and fair value inventory adjustment recorded during the year ended December 31, 2006 related to the acquisition of NSE Business from Cypress Semiconductor Corp. The remainder of the increase in cost of sales during the year ended December 31, 2007 was primarily due to the increase in sales of our products.

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2007 and 2006 (in thousands, except percentage data):

	Year ended December 31, 2007	Percentage of Revenue	Year ended December 31, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$45,175	41.4%	$36,578	37.8%	$8,597	23.5%
In-process research and development	1,610	1.5%	10,700	11.1%	(9,090)	-85.0%
Selling, general and administrative	19,672	18.0%	15,455	16.0%	4,217	27.3%

Total operating expenses	$66,457	60.9%	$62,733	64.9%	$3,724	5.9%

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2007, as compared to fiscal 2006, primarily due to increases in product development and qualification expenses of $3.0 million, stock-based compensation expense of $2.5 million, payroll related expenses of $1.8 million, and travel expenses of $0.5 million. The increase in product development and qualification expense was primarily due to the production qualification and characterization for the NL7000 and NL8000 processors. The increase in stock-based compensation expense was primarily due to the issuance of stock-based compensation options and awards for additional engineering headcount, including the new employees who joined us through the Aeluros Acquisition. The increase in payroll related expenses was primarily due to an increase in our engineering headcount in India to support our new product development efforts and the incremental employees as a result of the Aeluros Acquisition. Depreciation expense increased by $0.8 million during the year ended December 31, 2007 as we purchased software and other tools to support our research and development efforts. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. During the year ended December 31, 2007, we recorded $1.6 million of in-process research and development (“IPRD”) charge related to the Aeluros Acquisition. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rate of 24% used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. At December 31, 2007, we estimated that the aggregate costs to complete the projects would be $0.3 million. The projects are in process and expected to be completed in the first half of 2008.

During the year ended December 31, 2006, we recorded $10.7 million of IPRD charge related to our acquisition of the NSE Business from Cypress based upon our estimate of the fair values of assets acquired. We acquired only one IPRD project from Cypress, which was related to the acquired Sahasra algorithmic technology, that had not reached technological feasibility, and had no alternative use. The Sahasra algorithmic technology complemented our Layer 7 processing initiative and was a beneficial building block in driving towards low-cost

Layer 7 applications acceleration and security processing solutions. As of December 31, 2007, we had completed the IPRD project and incurred total post-acquisition costs of approximately $1.9 million. We expect to benefit from it beginning in fiscal 2008, which is consistent with our original estimate.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2007, as compared to fiscal 2006, primarily due to increases in stock-based compensation expense of $1.5 million, payroll related expenses of $1.1 million, accounting fees of $0.3 million, legal expenses of $0.3 million, consulting and outside vendor expenses of $0.3 million, amortization of intangible assets expense of $0.3 million and recruiting fees expenses of $0.2 million. The increase in stock-based compensation expense and payroll related expenses was primarily due to an increase in headcount to support our growing operations. Selling, general and administrative expenses for 2007 also included $0.3 million of amortization expense for the customer relationship intangible asset related to the Aeluros Acquisition. The remainder of the increase in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth interest and other income (expense), net for the years ended December 31, 2007 and 2006 (in thousands, except percentage data):

	Year ended December 31, 2007	Percentage of Revenue	Year ended December 31, 2006	Percentage of Revenue	Year-to-Year Change	Increase (Decrease) Change
Other income, net
Interest income	$4,431	4.1%	$3,737	4.6%	$694	18.6%
Other income (expense), net	32	0.0%	3	0.0%	29	966.7%

Total interest and other income, net	$4,463	4.1%	$3,740	4.6%	$723	19.3%

Interest and Other Income (Expenses), net. The net interest and other income of $4.5 million generated during the year ended December 31, 2007 was due to a higher average cash and investment balance during the period and higher market yields for our chosen investments.

Provision for income taxes. During the year ended December 31, 2007, we recorded income tax benefit of $0.3 million, which included the release of the valuation allowance previously recorded against our net deferred tax assets and the tax impact of an intercompany license agreement. During the third fiscal quarter of 2007, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, we adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the year ended December 31, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31,
	2007	2006
Cost of revenues	$747	$548
Research and development	9,933	7,481
Selling, general and administrative	5,366	3,878

Total stock-based compensation expense	$16,046	$11,907

In addition, we capitalized approximately $0.2 million and $0.2 million of stock-based compensation in inventory as of December 31, 2007 and 2006, which represented indirect manufacturing costs related to our inventory.

As of December 31, 2007 and 2006, we had approximately $44.2 million and $20.4 million of total unrecognized stock-based compensation cost, after estimated forfeitures, related to unvested employee stock options, restricted common stock and shares under our 2004 employee stock purchase plan, which is expected to be recognized over an estimated weighted average amortization period of 2.92 years.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2006 and 2005 (in thousands, except percentage data):

	Year ended December 31, 2006	Percentage of Revenue	Year ended December 31, 2005	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$96,806	100.0%	$81,759	100.0%	$15,047	18.4%
Cost of revenue	36,762	38.0%	33,415	40.9%	3,347	10.0%

Gross profits	$60,044	62.0%	$48,344	59.1%	$11,700	24.2%

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

During the latter part of the year ended December 31, 2006, inventory level adjustments at some of our larger customers and slowing demand from our Japanese customers resulted in reduced levels of new orders and slower revenue growth. It appears that the inventory level adjustments were due to excess order placements by our customers in prior quarters to offset an anticipated shortage of organic substrates from suppliers used for some of our knowledge-based processors. It appears, however, that these suppliers did not experience such a shortage, but, as a consequence of their excess order placements earlier in the year, some of our larger customers were left with excess inventory of our knowledge-based processors. We believe this inventory level adjustment did not affect us materially in the future as our largest customers appeared to had completed their adjustment process during the fourth quarter of fiscal 2006.

Cost of Revenue/Gross Profit/Gross Margin. The increase in cost of revenue and gross profit during the year ended December 31, 2006 was primarily due to the continued growth in sales of our knowledge-based processors. Improvements in our production yields also contributed to the increase in gross profit. During the year ended December 31, 2006 and 2005, we recorded a provision for excess and obsolete inventory reserve of $2.5 million and $3.5 million, respectively, for inventory that is not saleable. The cost of revenue during the year ended December 31, 2006 included an additional provision of warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers, and approximately $0.5 million of stock-based compensation expense under SFAS 123R that was inapplicable in 2005. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to June 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of December 31, 2006 and 2007, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2006 and 2005 (in thousands, except percentage data):

	Year ended December 31, 2006	Percentage of Revenue	Year ended December 31, 2005	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$36,578	37.8%	$21,939	26.8%	$14,639	66.7%
In-process research and development	10,700	11.1%	—	0.0%	10,700	100.0%
Selling, general and administrative	15,455	16.0%	10,936	13.4%	4,519	41.3%

Total operating expenses	$62,733	64.9%	$32,875	40.2%	$29,858	90.8%

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

In-Process Research and Development. During the year ended December 31, 2006, we recorded $10.7 million of IPRD charge related to our acquisition of the NSE Business from Cypress based upon our estimate of the fair values of assets acquired. We acquired only one IPRD project from Cypress, which is related to the acquired Sahasra algorithmic technology, that has not reached technological feasibility, and has no alternative use. The Sahasra algorithmic technology complements our Layer 7 processing initiative and is a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

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

Other items

The table below sets forth other data for the years ended December 31, 2006 and 2005 (in thousands, except percentage data):

	Year ended December 31, 2006	Percentage of Revenue	Year ended December 31, 2005	Percentage of Revenue	Year-to-Year Change	Increase (Decrease) Change
Other income, net
Interest income	$3,737	4.6%	$1,568	1.9%	$2,169	138.3%
Interest expense	—	0.0%	(203)	-0.2%	203	-100.0%
Other income (expense), net	3	0.0%	(16)	0.0%	19	-118.8%

Total interest and other income, net	$3,740	4.6%	$1,349	1.7%	$2,391	177.2%

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

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity were our cash and cash equivalents which totaled $50.7 million.

The table below (in thousands) sets forth the key components of cash flow for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net cash provided by operating activities	$24,907	$22,308	$25,925
Net cash used in investing activities	$(32,629)	$(41,391)	$(1,635)
Net cash provided by financing activities	$7,674	$4,053	$77

Cash Flows during the Year ended December 31, 2007

During the year ended December 31, 2007, our operating activities generated net cash of $24.9 million. During the period, we recorded non-cash items of $22.5 million primarily consisting of stock-based compensation of $16.0 million, depreciation and amortization of $9.1 million, in-process research and development charge of $1.6 million related to the Aeluros Acquisition, provision for inventory reserve of $1.0 million, offset by net impact of deferred tax asset valuation allowance release of $0.5 million, tax benefit from stock-based awards of $2.5 million, deferred income taxes, net of $1.7 million, and accretion of discount on debt securities of $0.7 million. We also generated cash from a decrease of inventory of $1.5 million, and an increase in accounts payable and accrued liabilities of $2.9 million, and other long-term liabilities of $1.0 million. The cash generated was partially offset by the increase in accounts receivable of $4.5 million on higher sales of our products during the period, increase in prepaid expenses and other assets of $1.3 million.

Our investing activities used cash of $32.6 million during the year ended December 31, 2007, of which we obtained $53.8 million in proceeds from sales and maturities of short-term investments, and used $13.9 million for the purchase of short-term investments. We used $2.2 million to purchase computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $4.4 million during fiscal 2008. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases. We used $70.2 million to purchase the TCAM2 products and certain related assets from Cypress Semiconductor and for the Aeluros Acquisition.

Our financing activities provided net cash of $7.7 million for the year ended December 31, 2007, primarily from proceeds of stock option exercises of $8.3 million, and tax benefit from stock-based awards of $2.5 million. Cash provided by financing activities was offset by repayment of software license and other obligations of $3.1 million.

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

Our investing activities used cash of $41.4 million during the year ended December 31, 2006, of which $39.1 million was for the purchase of short-term investments. We used $1.5 million to purchase computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $5.1 million during fiscal 2007. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases. We paid approximately $0.8 million for expenses directly associated with the acquisition of the NSE Business from Cypress.

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

Capital Resources

We believe that our existing cash and cash equivalents balance of $50.7 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company, including, but not limited to, from the sale of up to $150 million of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement.

Contractual Obligations

Our principal commitments as of December 31, 2007 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$3,516	$979	$2,021	$516	$—
Software license obligations	2,528	2,528	—	—	—
Wafer purchases	8,186	8,186	—	—	—
Other	231	231	—	—	—

Total	$14,461	$11,924	$2,021	$516	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Other obligations shown above represent $0.2 million of adverse purchase commitments for which the inventory is considered unsalable.

In addition, due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $11.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8. – Income Taxes or a discussion on Income Taxes.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we were not involved in any unconsolidated SPE transactions.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligation to indemnify our lessors under facility lease agreements, and obligation to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

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

Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and fair value disclosures.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 159 and has not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on its financial position, results of operations and fair value disclosures.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing SFAS No. 160 and has not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on its financial position, results of operations and cashflows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investment securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2007, our investments consisted of money market funds. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

NETLOGIC MICROSYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

NetLogic Microsystems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 13, 2008

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$50,689	$50,752
Short-term investments	—	39,127
Accounts receivables, net	14,838	7,736
Inventory	12,938	10,703
Deferred income taxes	9,382	—
Prepaid expenses and other current assets	3,320	1,387

Total current assets	91,167	109,705

Property and equipment, net	5,745	5,530
Goodwill	55,422	37,069
Intangible asset, net	52,837	5,362
Other assets	112	103

Total assets	$205,283	$157,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,094	$4,930
Accrued liabilities	13,286	7,353
Deferred revenue	317	54
Software license and other obligations, current	2,528	1,382

Total current liabilities	23,225	13,719
Software license and other obligations, long-term	—	1,243
Deferred income taxes, net	2,132	—
Other liabilities	8,038	283

Total liabilities	33,395	15,245

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 50,000 shares authorized at December 31, 2007 and 2006; none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock; 200,000 shares authorized at December 31, 2007 and 2006; 21,314 and 20,439 shares issued and outstanding at December 31, 2007 and 2006	213	204
Additional paid-in capital	251,241	224,647
Deferred stock-based compensation	—	(182)
Accumulated other comprehensive income (loss)	(8)	8
Accumulated deficit	(79,558)	(82,153)

Total stockholders’ equity	171,888	142,524

Total liabilities and stockholders’ equity	$205,283	$157,769

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year Ended December 31,
	2007	2006	2005
Revenue	$109,033	$96,806	$81,759
Cost of revenue	44,732	36,762	33,415

Gross profit	64,301	60,044	48,344

Operating expenses:
Research and development	45,175	36,578	21,939
In-process research and development	1,610	10,700	—
Selling, general and administrative	19,672	15,455	10,936

Total operating expenses	66,457	62,733	32,875

Income (loss) from operations	(2,156)	(2,689)	15,469

Interest income	4,431	3,737	1,568
Interest expense	—	—	(203)
Other income (expense), net	32	3	(16)

Income before income taxes	2,307	1,051	16,818
Provision for (benefit from) income taxes	(288)	459	379

Net income	$2,595	$592	$16,439

Net income per share—basic	$0.13	$0.03	$0.93

Net income per share—diluted	$0.12	$0.03	$0.87

Shares used in calculation—basic	20,747	19,758	17,725

Shares used in calculation—diluted	21,938	21,107	18,992

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	17,581	$176	$150,771	$(434)	$(3,227)	$—	$(99,184)	$48,102
Issuance of stock under stock compensation plans	495	4	1,834	—	—	—		1,838
Issuance of stock for warrant exercise	2	—	—	—	—	—		—
Additional deferred compensation for below-market option grants			192	—	(192)	—		—
Amortization of deferred stock-based compensation				—	1,897	—		1,897
Reversal of deferred stock-based compensation due to terminations			(408)	—	408	—		—
Repurchase of Common Stock	(3)	—	(10)	—	—	—		(10)
Repayment of notes receivable				390	—	—		390
Net income and comprehensive income							16,439	16,439

Balance at December 31, 2005	18,075	180	152,379	(44)	(1,114)	—	(82,745)	68,656
Issuance of stock in connection with the acquisition of Cypress Semiconductor’s Network Search Engine Business	1,653	17	56,184					56,201
Issuance of stock under stock compensation plans	697	7	4,803					4,810
Issuance of stock for warrant exercise	14	—	—					—
Amortization of deferred stock-based compensation					778			778
Reversal of deferred stock-based compensation due to terminations			(16)		16			—
Reversal of deferred stock-based compensation upon adoption of FAS 123R			(138)		138			—
Recording of stock-based compensation expense under SFAS 123R	—	—	11,316	—	—		—	11,316
Repayment of notes receivable				44				44
Tax benefits of stock options			119					119
Currency translation adjustments	—	—	—	—	—	8	—	8
Net income							592	592

Total comprehensive income								600

Balance at December 31, 2006	20,439	204	224,647	—	(182)	8	(82,153)	142,524
Issuance of stock under stock compensation plans	875	9	8,339					8,348
Amortization of deferred stock-based compensation					179			179
Reversal of deferred stock-based compensation due to terminations			(3)		3			—
Recording of stock-based compensation expense under SFAS 123R	—	—	15,793	—	—		—	15,793
Tax benefits of stock options			2,465					2,465
Currency translation adjustments	—	—	—	—	—	(16)	—	(16)
Net income							2,595	2,595

Total comprehensive income								2,579

Balance at December 31, 2007	21,314	$213	$251,241	$—	$—	$(8)	$(79,558)	$171,888

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,595	$592	$16,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,134	4,937	2,062
Accretion of discount in debt securities	(709)	(544)	—
Stock-based compensation	16,046	11,907	1,916
Non-cash interest expense	—	—	204
Provision for recovery of doubtful accounts	(25)	(16)	(225)
Provision for inventory reserves	1,022	2,471	3,473
Loss on disposal of property and equipment	38	—	—
In-process research and development	1,610	10,700	—
Deferred income taxes, net	(1,688)	—	—
Tax benefit from stock-based awards	(2,465)	(119)	—
Net impact of deferred tax asset valuation allowance release and tax effect of intercompany license agreement	(504)	—	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,471)	(1,748)	126
Inventories	1,479	(2,598)	(4,536)
Prepaid expenses and other assets	(1,312)	284	323
Accounts payable	971	(3,528)	2,768
Accrued liabilities	1,947	(73)	3,272
Deferred revenue	263	54	—
Other long-term liabilities	976	(11)	113

Net cash provided by operating activities	24,907	22,308	25,935

Cash flows from investing activities:
Purchase of property and equipment	(2,220)	(1,510)	(1,635)
Purchase of short-term investments	(13,935)	(39,127)	—
Sales and maturities of short-term investments	53,771	—	—
Cash paid for acquisitions, net of cash acquired	(70,245)	(754)	—

Net cash used in investing activities	(32,629)	(41,391)	(1,635)

Cash flows from financing activities:
Payment of software license and other obligations	(3,139)	(920)	(2,122)
Repurchase of restricted Common Stock for cash	—	—	(10)
Proceeds from issuance of Common Stock	8,348	4,810	1,819
Tax benefit from stock-based awards	2,465	119	—
Proceeds from payment of notes receivable from stockholders	—	44	390

Net cash provided by financing activities	7,674	4,053	77

Effects of exchange rate on cash and cash equivalents	(15)	(6)

Net increase (decrease) in cash and cash equivalents	(63)	(15,030)	24,377
Cash and cash equivalents at beginning of year	50,752	65,788	41,411

Cash and cash equivalents at end of year	$50,689	$50,752	$65,788

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$1

Cash paid for income taxes	$4,665	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and software license obligations	$1,697	$3,233	$1,490

Issuance of common stock in connection with the acquisition of Cypress’ NSE assets	$—	$56,201	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We are a semiconductor company that designs, develops and markets high-performance processors and high-speed integrated circuits that are deployed by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our knowledge-based processors, physical layer products and network search engine products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs including AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Force10 Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

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

Revenue recognition

We derive revenue mainly from product sales and, to a lesser extent, from engineering services. Except for shipments to one distributor and to an inventory consignment agent for our largest customer, we recognize revenue from product sales upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions or return rights. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support, additional products or enhancements. Customers, other than the distributor discussed below, have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

As a consequence of the acquisition of NSE Business from Cypress, we began selling our products to a distributor in February 2006. We offered price protection and limited stock rotation rights to this distributor. Given the uncertainties associated with the levels of returns and price protection and other credits potentially issuable to this distributor, revenues and costs relating to the sales to this distributor were deferred, on a gross basis, until such rights lapse, which is generally upon receiving notification from this distributor that it has resold the products to our end customer. We have terminated our relationship with this distributor effective October 1, 2007.

In the third and fourth quarters of 2007, we transitioned into a just-in-time inventory model covering substantially all of our product shipments for Cisco Systems and its contract manufacturers. As a part of this

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

model, in the third quarter of 2007, we entered into a purchase agreement with Wintec Industries who has become the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We recognize revenue when Wintec ships our product to Cisco or its contract manufacturers.

From time-to-time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer. Engineering service revenues were not significant in 2007, 2006 or 2005.

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

Short-term investments as of December 31, 2006 are comprised of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale and carried at fair value.

Risks and uncertainties and concentration of credit risk

While we achieved profitability during the years ended December 31, 2007, 2006 and 2005, we have a history of net losses prior to 2005. Our net loss for the year ended December 31, 2004 was $12.0 million. Our ability to remain profitable is dependent, among other factors, upon the rate of growth of our target markets, continued customer acceptance of our products, continued end-user acceptance of our customer’s products, the strategic position of our products related to current or future competitors, our ability to develop new products that fulfill customer’s specifications, our ability to lower cost of goods sold through yield improvements and our ability to manage expenses. If we are unable to achieve profitability, we could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to us or at all.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2007, 2006 and 2005, our top five customers accounted for approximately 80.0%, 79.0% and 83.6% of total product revenue, respectively. Because of the substantial market share owned by our top five customers, our revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our products. Our revenue would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from our customers, particularly for our top five customers, would harm our financial performance. Because our sales are based upon standard purchase orders and not on long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Financial instruments that potentially subject us to a concentration of credit risk as of December 31, 2007 consist of cash, cash equivalents and accounts receivable. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. To date we have not experienced any losses on our deposits of cash or cash equivalents. Our accounts receivable are derived from revenue earned from customers primarily located in North America and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

The following table summarizes revenue from customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	December 31,
	2007	2006	2005
Solectron Corporation	28%	56%	69%
Wintec Industries Inc	17%	*	*
Sanmina Corporation	11%	*	*

*	Less than 10% of net revenue

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable for the periods indicated:

	December 31,
	2007	2006
Wintec Industries	42%	*
Celestica Corporation	14%	*
Sanmina Corporation	11%	11%
Solectron Corporation	*	57%

*	Less than 10% of gross accounts receivable

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

December 31, 2007

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

Foreign currency

The functional currencies of our significant foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in other income (expense), net. Such gains or losses have not been material for any period presented.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Computation of net income per share

We have computed net income per share under two methods, basic and diluted. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in thousands):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income: basic and diluted	$2,595	$592	$16,439

Denominator:
Add: common shares outstanding	20,781	19,805	17,834
Less: unvested common shares subject to repurchase	(34)	(47)	(109)

Total shares: basic	20,747	19,758	17,725

Add: stock options and warrants outstanding	1,157	1,302	1,158
Add: shares subject to repurchase	34	47	109

Total shares: diluted	21,938	21,107	18,992

Basic earnings per share	$0.13	$0.03	$0.93

Diluted earnings per share	$0.12	$0.03	$0.87

The following numbers of shares underlying outstanding common stock warrants and common stock options were excluded from the computation of diluted net income per share as they had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005
Stock options	1,665	795	216

Advertising costs

Advertising costs are expensed as incurred. Advertising costs were not significant in 2007, 2006 or 2005.

Research and development

Research and development costs are expensed as incurred.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Stock-based compensation

We estimate the fair value of stock options using the Black-Scholes Model, consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures of net income, including stock-based compensation determined under a fair value method as prescribed by SFAS 123. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using both the historical and implied volatility of our common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in the adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the adoption of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006 was $16.0 million and $11.9 million, respectively and related to employee stock options and employee stock purchase rights. Under the modified prospective transition method, our Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchase rights recognized in prior periods presented, other than stock-based compensation expense recognized and disclosed previously.

SFAS 123(R) requires companies to estimate the fair value of option and ESPP awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for options had been recognized in our Consolidated Statement of Operations if the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the year ended December 31, 2007 and 2006 included (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We attribute the value of stock-based compensation to expense on a straight-line single option method

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

for the awards granted subsequent to December 31, 2005, while the accelerated method is used for awards granted on or prior to December 31, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2006, we accounted for forfeitures as they occurred in its pro forma information required under SFAS 123.

We use the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which is the same model used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, as well as actual and projected employee stock option exercise behavior.

Recent accounting pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We are currently assessing SFAS No. 157 and has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and fair value disclosures.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing SFAS No. 159 and has not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on its financial position, results of operations and fair value disclosures.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing SFAS No. 160 and have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

NOTE 2—Business Combinations and Asset Purchase

Business Combinations:

Aeluros, Inc.

On October 24, 2007, we completed the acquisition of Aeluros and paid approximately $56.4 million in cash in exchange for all of the outstanding equity securities of Aeluros. In addition, under the terms of the Merger Agreement, NetLogic may be obligated to pay up to an additional $20.0 million cash upon the attainment of certain revenue milestones for the acquired business over the one year period following the close of the transaction. If owed, such additional payment is likely to be paid in the first quarter of 2009 and will be added to the amount of goodwill calculated below. The results of operations relating to Aeluros have been included in our results of operations from the acquisition date.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The purchase price of Aeluros of $57.1 million was determined as follows (in thousands):

Cash	$56,402
Direct transaction costs	697

Total purchase price	$57,099

Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values as follows (in thousands).

Net tangible assets	$2,735
Identifiable intangible assets:
Developed technology	27,680
Patents and core technology	5,590
Customer relationships	6,900
Backlog	970
In-process research and development	1,610
Goodwill	18,353
Deferred tax asset	9,845
Deferred tax liabilities	(16,584)

Total estimated purchase price	$57,099

Developed technology consisted of products which have reached technological feasibility and shipped in volume to customers. The value of the developed technology was determined by discounting estimated net future cash flows of the products. We will amortize the existing technology for the chip technology on a straight-line basis over estimated lives of 4 to 5 years.

Patents and core technology represent a combination of processes, patents and trade secrets developed though years of experience in design and development of the products. The value of the patents and core technology was determined by estimating a benefit from owning the intangible asset rather than paying a royalty to a third party for the use of the asset. We will amortize the core technology on a straight-line basis over an estimated life of 5 years.

Customer relationships relate to our ability to sell existing, in process and future versions of its products to the existing customers of Aeluros. The value of the customer relationships was determined by discounting estimated net future cash flows from the customer contracts. We intend to amortize customer relationships on a straight-line basis over an estimated life of 5 years.

The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We expect these orders to be delivered and billed within six months, over which the asset is amortized.

Of the total estimated purchase price, approximately $1.6 million has been allocated to in-process research and development (“IPRD”) based upon management’s estimate of the fair values of assets acquired and was charged to expense in the three months ended December 31, 2007. Projects that qualify as IPRD represent those that have not reached technological feasibility and which have no alternative use and therefore were written-off immediately.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rate of 24% used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. At the time of the acquisition, we estimated that the aggregate costs to complete the projects would be $0.3 million. The projects are in process and expected to be completed in the first half of 2008.

The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Of the total estimated purchase price paid at the time of the acquisition, approximately $18.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. We expect these experienced engineers to provide the capability of developing and integrating advanced interface technology into its next generation products. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Cypress Semiconductor Corp. Network Search Engine (NSE) Business

On February 15, 2006, we completed the acquisition of net assets of the NSE business of Cypress (“the Business”) including the Ayama™10000, Ayama 20000, and NSE70000 Network Search Engine families, as well as the Sahasra™50000 Algorithmic Search Engine family. The Sahasra algorithmic technology complemented our Layer 7 processing initiative and has been a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market. These factors contributed to a purchase price in excess of the fair value of net tangible assets acquired from Cypress and as a result, we recorded goodwill in connection with this transaction. The results of operations relating to the Business have been included in our results of operations from the acquisition date.

In the acquisition, we paid $1,000 in cash and issued 1,488,063 shares of common stock valued at $49.7 million on February 15, 2006. On April 11, 2006, we issued an additional 165,344 shares of our common stock to Cypress. The value of the additional shares of $6.5 million was considered additional purchase price and recorded as an increase to goodwill during the year ended December 31, 2006. We also agreed to pay Cypress up to an additional $10.0 million in cash and up to an additional $10.0 million in shares of our common stock if certain revenue milestones associated with the Business were achieved in the twelve-month period after the close of the transaction, but such milestones were not achieved.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Under the purchase method of accounting, the total purchase price was allocated to the Business’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on management estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Tangible assets	$1,850
Amortizable intangible assets:
Developed technology	6,500
Backlog	836
In-process research and development	10,700
Goodwill	37,069

Total purchase price allocation	$56,955

Developed technology comprised products that had reached technological feasibility and include the Ayama10000, Ayama 20000, and NSE70000 product families. The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 20% which was considered appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We are amortizing the existing technology intangible asset on a straight-line basis over an estimated life of five years.

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated those orders to be delivered and billed within six months from the acquisition date, which was the period over which we will amortize that asset.

Of the total estimated purchase price, we allocated $10.7 million to IPRD based upon management’s estimate of the fair values of assets acquired, all of which was charged to expense during the year ended December 31, 2006. We acquired only one IPRD project, which was related to the Sahasra algorithmic technology that had not reached technological feasibility and has no alternative use. The Sahasra algorithmic technology complements our Layer 7 processing initiative and was a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The fair value assigned to IPRD was determined using the income approach, under which we considered the importance of products under development to its overall development plans, estimated the costs to develop the purchased IPRD into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. We used a discount rate of 23% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success, as well as the products’ stage of completion. The estimates used in valuing IPRD were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Those assumptions may have been incomplete or inaccurate, and inconsistent with actual events and circumstances may occur. Accordingly, actual results may vary from the projected results.

As of December 31, 2007, we completed the IPRD project and incurred total post-acquisition costs of approximately $1.9 million. We expect to benefit from it beginning in fiscal 2008, which is consistent with our original estimate.

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

Unaudited pro forma results of operations

Summarized below are the unaudited pro forma results as though the Aeluros Acquisition and the NSE Business acquisition had occurred at the beginning of 2005 as for the NSE Business acquisition and as of the beginning of 2006 for the Aeluros Acquisition. Adjustments have been made for the amortization of intangibles and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring. The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates, nor of the results that may occur in the future.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Revenue	$118,033	$105,062	$91,161
Net income (loss)	$(7,736)	$8,421	$(2,260)
Net income (loss) per share (basic)	$(0.37)	$0.43	$(0.12)
Net income (loss) per share (diluted)	$(0.37)	$0.40	$(0.12)

TCAM2 Assets Purchase

On August 29, 2007, we purchased certain additional network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total purchase price of approximately $14.6 million, which was determined as follows (in thousands of dollars):

Cash	$14,448
Direct transaction costs	188

Total purchase price	$14,636

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

The composite intangible asset consisted of the existing technology related to the TCAM2 Products and a customer relationship with Cisco, who is the sole customer for the TCAM2 Products. On the acquisition date, there was no active research and development in process on the TCAM2 Products and therefore, no IPRD was identified. The value assigned to the composite intangible asset was based upon future discounted cash flows related to the TCAM2 Products’ projected income streams. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We are amortizing the composite intangible asset on a straight-line basis over an estimated life of four years.

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the discounted cash flow method. We estimated those orders would be delivered and billed within four months from the acquisition date, which is the period over which the asset is being amortized.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

NOTE 3—Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the business combination described in Note 2 (in thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$55,422	$—	$55,422

Other intangible assets:
Developed technology	$34,180	$(3,679)	$30,501
Composite intangible asset	11,246	(937)	10,309
Patents and core technology	5,590	(207)	5,383
Customer relationships	6,900	(256)	6,644
Backlog	2,106	(2,106)	—

Total	$60,022	$(7,185)	$52,837

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$37,069	$—	$37,069

Other intangible assets:
Developed technology	$6,500	$(1,138)	$5,362
Backlog	836	(836)	—

Total	$7,336	$(1,974)	$5,362

Backlog, with an estimated useful life of three to six months, was classified within prepaid expenses and other current assets and was fully amortized as of December 31, 2007.

For the year ended December 31, 2007 and 2006, amortization expense related to other intangible assets was $5.2 million and $2.0 million, respectively, which was included in cost of sales because it related to products sold during such periods, except for the amortization of the customer relationship of $0.3 million, which was included in selling, general and administrative expenses.

As of December 31, 2007, the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2008	$13,299
2009	13,299
2010	13,299
2011	10,154
2012	2,786

Total	$52,837

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In accordance with SFAS 142, we evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. We performed our annual goodwill impairment assessment in the fourth quarter of fiscal 2007 and no impairment charges were recorded. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2007	2006
	(in thousands)
Accounts receivable:
Trade accounts receivable	$14,857	$7,802
Less: Allowance for doubtful accounts and customer returns	(19)	(66)

	$14,838	$7,736

Inventories:
Finished goods	$3,363	$1,903
Work-in-progress	9,575	8,800

	$12,938	$10,703

Property and equipment, net:
Machinery and equipment	$6,428	$4,684
Software	14,918	12,755
Furniture and fixtures	341	311
Leasehold improvements	180	81

	21,867	17,831
Less: Accumulated depreciation and amortization	(16,122)	(12,301)

	$5,745	$5,530

Property and equipment includes $1.7 million of machinery and equipment under capital lease arrangements that were fully depreciated at December 31, 2007 and 2006.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $3.0 million and $2.1 million, respectively.

	December 31,
	2007	2006
	(in thousands)
Accrued Liabilities:
Accrued payroll and related expenses	$4,295	$3,365
Accrued accounts payable	2,038	157
Accrued inventory purchases	1,774	897
Accrued warranty	1,512	1,270
Other accrued expenses	3,667	1,664

	$13,286	$7,353

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
	(in thousands)
Warranty accrual:
Beginning balance	$1,270	$531
Provision for warranty	501	1,105
Settlements made during the period	(259)	(366)

Ending balance	$1,512	$1,270

NOTE 5—COMMON STOCK:

Our restated certificate of incorporation authorizes us to issue 200,000,000 shares of $0.01 par value Common Stock. A portion of the shares sold are subject to a right of repurchase by us subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2007 and 2006, there were 34,000 and 47,000 shares, respectively, subject to such a right to repurchase.

Warrants for common stock

At December 31, 2007, warrants to purchase approximately 30,000 shares of Common Stock at an exercise prices ranging from $0.80 to $13.00 per share remained outstanding. The warrants expire at various dates through March 2011.

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

NOTE 6—NOTES RECEIVABLE FROM STOCKHOLDERS:

Notes receivable from stockholders include full recourse promissory notes issued in conjunction with the exercise of options by employees. The notes bear interest rates of 6% and 7% compounded semi-annually or annually. Accrued interest and principal are due and payable upon the earlier of the termination of the employees or the maturity of the notes. The terms of the notes range from 4 to 8 years. Notes receivables from stockholders and related accrued interest totaled $14,000 at December 31, 2006. During the year ended December 31, 2007, all remaining outstanding principal and accrued interest balances were paid off.

NOTE 7—STOCK OPTION PLANS:

Our 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the “Plans”) provide for the granting of stock options to employees, directors and consultants. Options granted under the Plans may be either incentive

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to our employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to our employees, non-employee directors and consultants. We no longer grant options under the 2000 Stock Plan. A total of 5,823,191 shares of common stock have been reserved for awards issuable under the 2004 Equity Incentive Plan, which further provides for an annual increase of 150,000 shares on each January 1.

Options under the Plans may be granted for periods of up to ten years. Under the Plans, the exercise price of (i) an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The exercise price of an NSO under the 2004 Plan may be any price as determined by the board of directors. Options granted under the 2000 Stock Plan were exercisable immediately subject to repurchase options held by us which lapse over a maximum period of five years at such times and under such conditions as determined by the board of directors.

The 2004 Plan also allows for the grant of restricted common stock. During the year ended December 31, 2007 and 2006, the Board of Directors granted 475,000 and 217,000 shares of restricted common stock to certain employees. No shares of restricted common stock were granted in 2005. We measured compensation expense for restricted stock granted during the year ended December 31, 2007 based on the fair value of the common stock on the date of grant. We recognize such compensation expense over the vesting period of 2 to 4 years.

In conjunction with the Aeluros acquisition (See Note 2) in October 2007, we assumed Aeluros’ 2001 Stock Option/Stock Issuance Plan (the “Aeluros Plan”), and reserved 104,000 shares of common stock under the Aeluros Plan for issuance upon exercise of assumed outstanding options. The related options are included in the table below. The options vest over four to five years and have eight to ten year terms.

On January 16, 2008 we adopted our 2008 New Employee Incentive Plan (the “2008 Plan”) and reserved 250,000 shares of common stock under the 2008 Plan for the granting of non-statutory stock options and restricted units to retain the services of new employees and directors, or following a bona fide period of non-employment, as an inducement material to the individual’s entering employment with us within the meaning of Rule 4350(i)(l)(A)(iv) of the Nasdaq Marketplace Rules, and to provide incentives.

Performance Base Restricted Stock Units

During the fourth quarter of 2007, in connection with the Aeluros acquisition we entered into performance-based restricted stock unit award agreements with certain former Aeluros employees. These awards provide the recipients with the opportunity to earn 54,000 shares of our common stock, pursuant to, and subject to the continuous employment for one year after the attainment of specified performance goals.

As of December 31, 2007, we had $2.1 million of unrecognized compensation cost related to these performance based-restricted stock unit awards, which we expect to recognize on a straight-line basis over a weighted average period of 2.8 years. To the extent the performance goals are not achieved, the corresponding compensation cost will be adjusted prospectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

A summary of all options activity under the Plans is presented below (number of shares in thousands):

	Shares Available for Grant	Options Outstanding		Restricted Stock Units Outstanding
		Number of Shares Outstanding	Weighted Average Exercise Price
Balances at December 31, 2004	2,715	2,250	$5.81	—
Additional shares authorized	150	—	—	—
Options granted	(1,562)	1,562	18.72	—
Options exercised	—	(449)	2.96	—
Options forfeited or expired	223	(223)	5.82	—

Balances at December 31, 2005	1,526	3,140	12.63	—
Additional shares authorized	1,737	—	—	—
Transfer of authorized shares from 2004 Employee Stock Purchase Plan	700	—	—	—
Options granted	(1,285)	1,285	28.03	217
Options exercised	—	(450)	8.69	—
Options forfeited or expired	171	(171)	25.74	(25)

Balances at December 31, 2006	2,849	3,804	17.70	192
Additional shares authorized	150			—
Options granted and acquisition-related assumed options	(1,951)	1,951	27.83	475
Options exercised	—	(762)	11.94	—
Options forfeited or expired	351	(351)	24.37	(5)

Balances at December 31, 2007	1,399	4,642	22.40	662

	Options Outstanding at December 31, 2007				Options Exercisable at December 31, 2007
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.80–$ 2.52	263	4.73	$1.95	$7,955	260	$1.95	$7,865
$ 2.53–$ 2.53	94	8.24	2.53	2,789	9	2.53	267
$ 2.54–$17.54	872	6.81	11.40	18,136	595	11.41	12,370
$17.55–$21.41	839	8.08	19.91	10,314	362	19.89	4,456
$21.42–$27.84	916	8.73	24.96	6,635	263	26.31	1,549
$27.85–$27.85	5	9.79	27.85	22	—	—	—
$27.86–$31.50	970	9.62	30.66	1,494	8	31.02	9
$31.51–$40.43	683	8.56	34.84	—	148	35.03	—

	4,642	8.18	22.39	$47,345	1,645	16.34	$26,516

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $32.20 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares subject to in-the-money options exercisable as of December 31, 2007 was 1.5 million shares.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The total intrinsic value of options exercised and total cash received from employees for those exercises during the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2007	2006
Total intrinsic value of options exercised	$13,209	$10,770
Total cash received for option exercises	$9,107	$3,907

Deferred Stock-Based Compensation

Prior to January 1, 2006, our adoption date of SFAS 123(R), we recorded deferred stock-based compensation of $12.2 million (of which $12.0 million had been amortized as of December 31, 2006) due to the difference between the exercise price and the estimated fair value of common stock. Deferred stock-based compensation was being amortized over the vesting period of four years. Beginning in fiscal 2006, stock-based compensation expense was calculated based on an estimated fair value under SFAS 123(R) and recognized over the remaining vesting periods. However, as the deferred stock-based compensation balance recorded as of December 31, 2005 related to the awards granted prior to our becoming a publicly traded company, the remaining balance of deferred stock-based compensation will continue to be accounted for under APB 25 and amortized over the remaining vesting period. During the year ended December 31, 2007 and 2006, we amortized $0.2 million and $0.9 million, respectively, of deferred stock-based compensation, which is included in the total stock-based compensation expense of $16.0 million and $11.9 million, respectively, for the same periods. As of December 31, 2007, we no longer have any more Pre-IPO deferred stock-based compensation.

2004 Employee Stock Purchase Plan

In July 2004, we adopted the 2004 employee stock purchase plan, or ESPP, which complies with the requirements of Section 423 of the Internal Revenue Code. The shares reserved under the 2004 ESPP are subject to an automatic increase on January 1 of each year equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of our common stock at the end of the preceding fiscal year. The 2004 ESPP permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. At our 2006 Annual Meeting of Stockholders held on May 18, 2006, our stockholders approved the reduction in the number of shares reserved under the 2004 ESPP by 700,000 shares, and the transfer of those reserved shares to our 2004 Equity Incentive Plan. During the year ended December 31, 2007 and 2006, approximately 44,000 shares and 55,000 shares were issued under the Purchase Plan, and approximately 129,000 shares remain available for future issuance at December 31, 2007. The 2004 ESPP terminates in May 2014.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, we adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the our employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2007. The total stock-based compensation expense recognized for the year ended December 31, 2007 and 2006 was allocated as follows (in thousands):

	Year Ended December 31,
	2007	2006
Cost of revenues	$747	$548
Research and development	9,933	7,481
Selling, general and administrative	5,366	3,878

Total stock-based compensation expense	$16,046	$11,907

In addition, we capitalized approximately $0.2 million and $0.2 million of stock-based compensation in inventory as of December 31, 2007 and 2006, respectively, which represented indirect manufacturing costs related to our inventory.

As of December 31, 2007 and 2006, there were approximately $44.2 million and $20.4 million, respectively, of total unrecognized stock-based compensation cost, after estimated forfeitures, related to unvested employee stock options, restricted common stock and shares under the 2004 ESPP, which is expected to be recognized over an estimated weighted average amortization period of 2.92 years. The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes Model, which was also the method used for the Company’s pro forma information required under FAS 123. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding, and assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). Our expected volatility assumption uses both the historical and implied volatility of our stock, as applicable for the expected term. We also used our historical stock price to determine the fair value of awards for purposes of its pro forma information under FAS 123. Since we do not pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The post-vesting forfeiture rate is based on our historical option cancellation and employee exercise information, as well as the historical information of similar sized companies in the same industry.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Valuation Assumptions

For the years ended December 31, 2007 and 2006, the fair value of stock options including options assumed in connection with the Aeluros acquisition, and granted under the 2004 Equity Incentive Plan and 2004 ESPP, were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006
Stock Option Plans:
Risk-free interest rate	4.58%	4.51%
Expected life of options	4.90 years	4.47 years
Expected dividend yield	0%	0%
Volatility	57%	57%
Weighted average fair value	$15.46	$14.11

Employee Stock Purchase Plan:
Risk-free interest rate	5.06%	4.65%
Expected life of options	0.5 years	0.5 years
Expected dividend yield	0%	0%
Volatility	57%	58%
Weighted average fair value	$8.38	$9.64

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to adopting SFAS No. 123(R), we presented the pro forma disclosures of the effects of stock-based compensation under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The pro forma effect of recognizing compensation expense under the fair value method on our net income per share for the year ended December 31, 2005 was as follows (in thousands, except per share data):

Year Ended December 31, 2005
Net income—as reported	$16,439
Add: stock-based compensation expense included in reported net income	1,897
Deduct: stock-based compensation expense determined under fair value based method for all awards	(9,938)

Net income—pro forma	$8,398

Net income per common share
As reported:
Basic	$0.93

Diluted	$0.87

Pro forma:
Basic	$0.47

Diluted	$0.44

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

For the year ended December 31, 2005, the fair value of employee stock options granted under the 2004 Equity Incentive Plan and 2004 ESPP was estimated using the following weighted average assumptions:

Year Ended December 31, 2005
Stock Option Plans:
Risk-free interest rate	4.02%
Expected life of options	3.70 years
Expected dividend yield	0%
Volatility	71%
Weighted average fair value	$9.62

Employee Stock Purchase Plan:
Risk-free interest rate	2.65%
Expected life of options	0.5 to 2 years
Expected dividend yield	0%
Volatility	80%
Weighted average fair value	$9.62

NOTE 8—INCOME TAXES:

The components of net income (loss) before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Domestic	$(4,255)	$731	$17,095
Foreign	6,562	320	(277)

Net income before income taxes	$2,307	$1,051	$16,818

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$13,511	$349	$313
State	17	59	46
Foreign	173	51	20

Total current	13,701	459	379

Deferred
Federal	(9,437)	—	—
State	(4,552)	—	—
Foreign	—	—	—

Total deferred	(13,989)	—	—

Provision for income taxes	$(288)	$459	$379

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The provision for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income (loss) before income tax provision as a result of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Tax at statutory rate	$807	$358	$5,759
State taxes, net of federal benefit	17	59	46
Change in valuation allowance	(29,898)	99	(5,446)
Foreign rate differential	(2,111)	(57)	20
Research and development credits	(746)	—	—
Intercompany license agreement	28,140	—	—
Other	3,503	—	—

	$(288)	$459	$379

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$2,439	$14,832
Accrued liabilities and other	1,685	2,560
Deferred stock-based compensation	3,986	2,374
Depreciation and amortization	3,845	5,319
Research and development tax credits	2,565	9,441

	14,520	34,526
Valuation allowance	—	(34,526)

Total deferred tax assets	14,520	—
Deferred tax liabilities:
Acquired intangible assets and other	(7,270)	—

Net deferred tax assets	$7,250	$—

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities (in thousands):

	December 31,
	2007	2006
Current deferred tax assets	$9,382	$—
Non-current deferred assets	5,138	—
Non-current deferred tax liabilities	(7,270)	—

Net deferred tax assets	$7,250	$—

During the year ended December 31, 2007, we reassessed the valuation allowance previously recorded against our deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

determined that it is more likely than not that the deferred tax assets would be realized and, accordingly, the entire valuation allowance was released during the year ended December 31, 2007.

The deferred tax assets at December 31, 2007 exclude $2.2 million ($2.0 million at December 31, 2006) related to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

At December 31, 2007, we had federal and state net operating loss carryforwards of approximately $3.6 million and $22.5 million, respectively. These net operating loss carryforwards will expire commencing in 2025 and 2013 for federal and state purposes, respectively. We also have federal and state research and development tax credit carryforwards of approximately $1.2 million and $4.6 million, respectively. The federal tax credits carryforwards will expire commencing in 2021 and California tax credits have no expiration date.

For federal and state purposes, a portion of our net operating loss carryforwards will be subject to certain limitation on annual utilization due to a change in ownership, as defined by federal and state tax law.

Undistributed earnings of our foreign subsidiary of approximately $6.6 million and $0.3 million at December 31, 2007 and 2006, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$2,634
Increase related to current year tax positions	10,760
Increase related to tax positions of prior years	1,369

Balance at December 31, 2007	$14,763

A total of $11.9 million of the unrecognized tax benefits would affect our effective tax rate and $1.4 million would affect goodwill if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have no accrued interest or penalties related to uncertain tax positions. The tax years 1997-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to December 31, 2008.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Leases

We lease office space under noncancelable operating leases with various expiration dates through 2011. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.0 million, $0.9 million and $0.7 million, respectively. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating lease, which include common area maintenance charges, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2008	$979
2009	1,000
2010	1,021
2011	516
2012 and thereafter	—

Total minimum lease payments	$3,516

We have software license obligations that are paid over the license periods, which range from one to three years. These software licenses are used for our internal research and development projects. At December 31, 2007 and 2006, we had $2.6 million and $2.6 million of software license obligations, respectively. All our future payments for software license obligations are due in 2008.

Purchase Commitments

At December 31, 2007, we had approximately $8.2 million in non-cancelable purchase commitments with suppliers. We have recorded a liability of $0.2 million for adverse purchase commitments related to a portion of these commitments for which the inventory is considered unsalable.

Contingencies

From time to time we are party to claims and litigation proceedings arising in the normal course of business. Currently, we do not believe that there are any claims or litigation proceeds involving us that matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

based upon our products, obligation to indemnify our lessors under facility lease agreements, and obligation to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

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

NOTE 10—SEGMENT INFORMATION:

We operate in one business segment and sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue:
United States	$48,221	$46,227	$54,952
Malaysia	34,017	31,632	21,349
China	14,126	6,073	3,257
Other	12,669	12,874	2,201

Total	$109,033	$96,806	$81,759

Substantially all of our long-lived assets are located in the United States of America.

NOTE 11—EMPLOYEE BENEFIT PLAN:

We sponsor a 401(k) defined contribution plan covering all employees. Contributions made by us are determined annually by the Board of Directors. To date we have made no contributions to the plan.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

NOTE 12—RELATED PARTY:

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. During the year ended December 31, 2007, 2006 and 2005, we made lease payments of approximately $853,000, $799,000 and $634,000, respectively, under this lease arrangement.

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2007. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second (2)	Third	Fourth (1)
	(in thousands, except per share data)
Year Ended December 31, 2007

Total revenue	$23,411	$25,835	$27,533	$32,254
Gross profit	$14,560	$16,586	$17,598	$15,557
Net income (loss)	$1,636	$2,338	$3,458	$(4,837)
Net income (loss) per share—basic	$0.08	$0.11	$0.17	$(0.23)
Net income (loss) per share—diluted	$0.08	$0.11	$0.16	$(0.23)
Shares used in calculation—basic	20,418	20,691	20,860	21,059
Shares used in calculation—diluted	21,438	21,773	21,989	21,059

Year Ended December 31, 2006

Total revenue	$23,324	$25,831	$26,634	$21,017
Gross profit	$14,388	$15,737	$16,284	$13,635
Net income (loss)	$(7,324)	$2,938	$3,445	$1,533
Net income (loss) per share-basic	$(0.39)	$0.15	$0.17	$0.08
Net income (loss) per share-diluted	$(0.39)	$0.14	$0.16	$0.07
Shares used in calculation—basic	18,846	19,923	20,070	20,163
Shares used in calculation—diluted	18,846	21,508	21,275	21,147

(1)	Net loss in the fourth quarter of 2007 included a one-time in-process research and development charge of $1.6 million related to the Aeluros Acquisition.
(2)	Net loss in the first quarter of 2006 included a one-time in-process research and development charge of $10.7 million related to the acquisition of the NSE Business from Cypress Semiconductor Corp.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures as of December 31, 2007.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment using those criteria, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our executive directors, executive officers and corporate governance required to be provided in response to this item will be presented in our definitive proxy statement in connection with our 2008 Annual Meeting of Stockholders to be held on or about May 16, 2008, which information is incorporated into this report by reference. However, certain information required by this item concerning executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Information relating to executive compensation required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about May 16, 2008, which information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership and securities authorized for issuance under equity compensation plans will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which information also is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about May 16, 2008, which information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about May 16, 2008, which information is incorporated into this report by reference.

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description
2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006, as amended. (11)

2.2	Agreement and Plan of Merger by and among NetLogic Microsystems, Inc., Athena Merger Corporation, Aeluros, Inc. and the Representative of the Holders of all of the Capital Stock of Aeluros, Inc., dated as of October 23, 2007 (18)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1*	2000 Stock Plan and forms of related agreements (6)

10.2*	2004 Equity Incentive Plan (3)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (14)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

Exhibit	Description
10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10*	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

10.12*	No longer in use.

10.13	Intentionally omitted

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (13)

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

10.21*	No longer in use.

10.22*	Description of the registrant’s Patent Incentive and Recognition Program (4)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (15)

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (15)

10.26	Aeluros, Inc. 2001 Stock Option/Stock Issuance Plan and forms of related agreements (17)

10.27	Netlogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (15)

10.29*	Form of New Employee Restricted Stock Unit Agreement (16)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of July 24, 2007.

(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 21, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 14, 2004.

(5)	Incorporated by reference to Exhibit (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission as of November 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission as of July 23, 2004.

(9)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission as of May 9, 2005.

(10)	Incorporated by reference to Exhibit 17.1 the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission as of November 8, 2005.

(11)	Incorporated by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of August 29, 2007.

(12)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as of March 11, 2005.

(13)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission as of May 9, 2006.

(14)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as of February 28, 2006.

(15)	Incorporated by reference to same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission as of August 7, 2007.

(16)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission as of October 31, 2007.

(17)	Incorporated by reference to Exhibit 10.23 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission as of October 31, 2007.

(18)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

*	Indicates management contract or compensatory plan or arrangement.

†	Certain portions of this exhibit are subject to confidential treatment.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2008	NETLOGIC MICROSYSTEMS, INC.

	By	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Jankov and Michael Tate as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RONALD JANKOV Ronald Jankov	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ MICHAEL TATE Michael Tate	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/s/ LEONARD PERHAM Leonard Perham	Director	March 14, 2008

/s/ NORMAN GODINHO Norman Godinho	Director	March 14, 2008

/s/ ALAN KROCK Alan Krock	Director	March 14, 2008

/s/ DOUGLAS BROYLES Douglas Broyles	Director	March 14, 2008

Steve Domenik	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs / Adjustments	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$44,000	18,000	(43,000)	$19,000

Year ended December 31, 2006
Allowance for doubtful accounts	$60,000	62,000	(78,000)	$44,000

Year ended December 31, 2005
Allowance for doubtful accounts	$285,000	22,000	(247,000)	$60,000

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006, as amended. (11)

2.2	Agreement and Plan of Merger by and among NetLogic Microsystems, Inc., Athena Merger Corporation, Aeluros, Inc. and the Representative of the Holders of all of the Capital Stock of Aeluros, Inc., dated as of October 23, 2007 (18)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2	Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1*	2000 Stock Plan and forms of related agreements (6)

10.2*	2004 Equity Incentive Plan (3)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (14)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10*	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

10.12*	No longer in use.

10.13	Intentionally omitted

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (13)

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (2)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (2)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (2)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (2)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (2)

Exhibit	Description
10.21*	No longer in use.

10.22*	Description of the registrant’s Patent Incentive and Recognition Program (4)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (15)

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (15)

10.26	Aeluros, Inc. 2001 Stock Option/Stock Issuance Plan and forms of related agreements (17)

10.27	Netlogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (15)

10.29*	Form of New Employee Restricted Stock Unit Agreement (16)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of July 24, 2007.

(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 21, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of June 14, 2004.

(5)	Incorporated by reference to Exhibit (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission as of November 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission as of July 23, 2004.

(9)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission as of May 9, 2005.

(10)	Incorporated by reference to Exhibit 17.1 the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission as of November 8, 2005.

(11)	Incorporated by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of August 29, 2007.

(12)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as of March 11, 2005.

(13)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission as of May 9, 2006.

(14)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as of February 28, 2006.

(15)	Incorporated by reference to same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission as of August 7, 2007.

(16)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission as of October 31, 2007.

(17)	Incorporated by reference to Exhibit 10.23 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission as of October 31, 2007.

(18)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

*	Indicates management contract or compensatory plan or arrangement.
†	Certain portions of this exhibit are subject to confidential treatment.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.