Form 10-Q
period 2008-03-31
NETLOGIC MICROSYSTEMS INC
filed 2008-05-07
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.01 par value per share	21,396,475 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$55,825	$50,689
Accounts receivables, net	19,758	14,838
Inventory	16,678	12,938
Prepaid expenses and other current assets	12,830	12,702

Total current assets	105,091	91,167
Property and equipment, net	5,175	5,745
Goodwill	54,103	55,422
Intangible assets, net	49,512	52,837
Other assets	109	112

Total assets	$213,990	$205,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,322	$7,094
Accrued liabilities	11,159	13,286
Deferred revenue	492	317
Software license and other obligations, current	2,073	2,528

Total current liabilities	26,046	23,225
Other liabilities	10,787	10,170

Total liabilities	36,833	33,395

Stockholders’ equity:
Common stock and additional paid-in capital	255,606	251,454
Accumulated other comprehensive loss	(18)	(8)
Accumulated deficit	(78,431)	(79,558)

Total stockholders’ equity	177,157	171,888

Total liabilities and stockholders’ equity	$213,990	$205,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Revenue	$34,180	$23,411
Cost of revenue	15,383	8,851

Gross Profit	18,797	14,560

Operating expenses:
Research and development	12,206	10,049
Selling, general and administrative	6,464	3,960

Total operating expenses	18,670	14,009

Income from operations	127	551
Interest and other income, net	487	1,171

Income before income taxes	614	1,722
Provision for (benefit from) income taxes	(513)	86

Net income	$1,127	$1,636

Net income per share-Basic	$0.05	$0.08

Net income per share-Diluted	$0.05	$0.08

Shares used in calculation-Basic	21,239	20,418

Shares used in calculation-Diluted	22,064	21,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,127	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,260	1,307
Accretion of discount on debt securities	—	(426)
Stock-based compensation	3,701	3,276
Recovery of allowance for doubtful accounts	—	(16)
Provision for inventory reserves	493	31
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,920)	(699)
Inventory	(2,390)	864
Prepaid expenses and other assets	(197)	(62)
Accounts payable	5,228	(498)
Accrued liabilities	(2,127)	(346)
Deferred revenue	175	(16)
Other liabilities	222	(4)

Net cash provided by operating activities	5,572	5,047

Cash flows from investing activities:
Maturities and sales of short-term investments	—	(13,935)
Purchase of short-term investments	—	10,600
Purchase of property and equipment	(365)	(586)

Net cash used in investing activities	(365)	(3,921)

Cash flows from financing activities:
Proceeds from issuance of common stock	394	1,877
Payment of software license obligations	(455)	(656)

Net cash provided by (used in) financing activities	(61)	1,221

Effects of exchange rate on cash and cash equivalents	(10)	10

Net increase in cash and cash equivalents	5,136	2,357
Cash and cash equivalents at the beginning of period	50,689	50,752

Cash and cash equivalents at the end of period	$55,825	$53,109

Supplemental disclosures of non-cash financing activities:
Software license obligations	$—	$1,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NetLogic Microsystems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NetLogic Microsystems, Inc. (“we,” “our” and the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for a fair statement of the results of operations for the periods are shown.

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three months ended March 31, 2008, there were no significant changes to the critical accounting policies and estimates discussed in our 2007 annual report on Form 10-K with the exception of those discussed below.

Adoption of Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard, or SFAS, No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value under generally accepted accounting principles and enhances disclosures amount fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The adoption of SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing SFAS No. 160 and have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on our financial position, results of operations and cash flows.

2. Basic and Diluted Net Income Per Share

We compute net income per share in accordance with SFAS 128, “Earnings per Share.” Basic net income per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method.

The following is a reconciliation of the weighted average number of common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$1,127	$1,636

Denominator:
Weighted-average common shares outstanding	21,272	20,457
Less: shares subject to repurchase	(33)	(39)

Shares used in calculation - basic	21,239	20,418

Stock options and warrants	792	981
Shares subject to repurchase	33	39

Shares used in caculation - diluted	22,064	21,438

Net income per share:
Basic	$0.05	$0.08

Diluted	$0.05	$0.08

For the three months ended March 31, 2008 and 2007, employee stock options to purchase the following number of shares of common stock were excluded from the computation of diluted net income per share as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2008	2007
Shares excluded from the computation of diluted net income per share	3,041	1,959

3. Stock-Based Compensation

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

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three months ended March 31,
	2008	2007
Cost of revenue	$280	$191
Research and development	2,018	2,070
Selling, general and administrative	1,403	1,014

Total stock-based compensation expense	$3,701	$3,275

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three months ended March 31, 2008 and 2007, we granted stock options to purchase approximately 205,000 and 456,000 shares of common stock, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $14.83 and $12.95, respectively. As of March 31, 2008 there was approximately $32.1 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.8 years.

Restricted Stock

During the three months ended March 31, 2008 and 2007, we granted approximately 163,000 and 20,000 shares of restricted stock, respectively. These awards will vest over the requisite service period, which ranges from two to four years. The fair value of the restricted stock was determined using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of March 31, 2008 there was approximately $12.9 million of total unrecognized compensation cost related to unvested restricted stock granted which is expected to be recognized over a weighted average period of 3.3 years.

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

	Three months ended March 31,
	2008	2007
Stock option plans:
Risk-free interest rate	3.09%	4.86%
Expected life of options	5.18 years	4.82 years
Expected dividend yield	0%	0%
Volatility	60%	59%
Weighted average grant date fair value	$14.83	$12.95
Employee Stock Purchase Plan:
Risk-free interest rate	3.32%	5.09%
Expected life of options	0.5 years	0.5 years
Expected dividend yield	0%	0%
Volatility	60%	59%
Weighted average fair value	$9.99	$7.19

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, we on a semi-annual basis review the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement (SFAS) 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At January 1, 2008 and March 31, 2008, we had $14.9 million of unrecognized tax benefits, substantially all of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have accrued interest of $50,000 related to uncertain tax positions. The tax years 1997-2007 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to March 31, 2009.

5. Business Combination and Asset Purchase

Business Combinations:

Aeluros, Inc.

In October 2007, we acquired all the outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products (“PLPs”). The PLP family extends our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection (“OSI”) reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The physical layer provides the physical and electrical means for transmitting data between different nodes on a network. We paid $57.0 million in cash upon the closing of the transaction for all of the outstanding equity securities of Aeluros, and we may be obligated to pay up to an additional $20 million in cash upon the attainment of certain revenue milestones for the acquired business over the one year period following the close of the transaction. If owed, such additional payment will be added to the amount of goodwill calculated below. The results of operations relating to Aeluros have been included in our results of operations since the acquisition date.

The purchase price of Aeluros of $57.1 million was determined as follows (in thousands):

Cash	$56,402
Direct transaction costs	697

Total purchase price	$57,099

During the three months ended March 31, 2008, we recorded additional purchase price allocation adjustments. As a result of the recorded purchase price allocation adjustment, goodwill decreased and the net tangible assets and deferred tax liabilities increased. Under the purchase method of accounting, the total purchase price (including the additional purchase price allocation adjustments recorded during the three months ended March 31, 2008) was allocated to net tangible and intangible assets acquired based on their estimated fair values as follows (in thousands):

Net tangible assets	$4,449
Identifiable intangible assets:
Developed technology	27,680
Patents and core technology	5,590
Customer relationships	6,900
Backlog	970
In-process research and development	1,610
Goodwill	17,034
Deferred tax asset	9,845
Deferred tax liabilities	(16,979)

Total estimated purchase price	$57,099

Developed technology consisted of products which have reached technological feasibility and shipped in volume to customers. The value of the developed technology was determined by discounting estimated net future cash flows of the products. We will amortize the existing technology for the chip technology on a straight-line basis over estimated lives of 4 to 5 years.

Patents and core technology represent a combination of processes, patents and trade secrets developed though years of experience in design and development of the products. The value of the patents and core technology was determined by estimating a benefit from owning the intangible asset rather than paying a royalty to a third party for the use of the asset. We will amortize the core technology on a straight-line basis over an estimated life of five years.

Customer relationships relate to our ability to sell existing, in-process and future versions of the products to the existing customers for the products. The value of the customer relationships was determined by discounting estimated net future cash flows from the customer contracts. We intend to amortize customer relationships on a straight-line basis over an estimated life of five years.

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

The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 24% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success, as well as the product’s stage of completion. At the time of the acquisition, we estimated that the aggregate costs to complete the projects would be $0.3 million. We expect to complete the projects in the first half of 2008.

The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Of the total estimated purchase price paid at the time of the acquisition, approximately $17.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. We expect these experienced engineers to provide the capability of developing and integrating advanced interface technology into its next generation products. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

TCAM2 Assets Purchase

In August 2007, we purchased the TCAM2 and TCAM2-CR network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total cash purchase price of approximately $14.6 million, which was determined as follows (in thousands of dollars):

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

The composite intangible asset is composed of the existing technology related to the TCAM2 Products and a customer relationship with Cisco, who is the sole customer for the TCAM2 Products. On the acquisition date, there was no active research and development in process on the TCAM2 Products and therefore, no IPRD was identified. The value assigned to the composite intangible asset was based upon future discounted cash flows related to the TCAM2 Products’ projected income streams. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We are amortizing the composite intangible asset on a straight-line basis over an estimated life of four years.

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the discounted cash flow method. We estimated those orders would be delivered and billed within four months from the acquisition date, which is the period over which the asset was amortized.

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances, which were recorded as a result of the business combinations described in Note 5 (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$54,103	$—	$54,103	$55,422	$—	$55,422

Intangible assets:
Developed technology	$34,180	$(5,676)	$28,504	$34,180	$(3,679)	$30,501
Composite intangible asset	11,246	(1,640)	9,606	11,246	(937)	10,309
Patents and core technology	5,590	(487)	5,103	5,590	(207)	5,383
Customer relationships	6,900	(601)	6,299	6,900	(256)	6,644

Total	$57,916	$(8,404)	$49,512	$57,916	$(5,079)	$52,837

For the three months ended March 31, 2008, goodwill decreased due to additional purchase price allocation adjustments related to the Aeluros Acquisition.

For the three months ended March 31, 2008 and 2007, amortization expense related to intangible assets was $3.3 million and $0.3 million, respectively, which was included in cost of sales because it related to products sold during such periods, except for the amortization of the customer relationship $0.3 million and zero, respectively, which was included in selling, general and administrative expenses.

As of March 31, 2008, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2008 (remaining 9 months)	$9,974
2009	13,299
2010	13,299
2011	10,154
2012	2,786

Total	$49,512

7. Fair Value Measurements

Our financial instruments consist principally of cash and cash equivalents. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

8. Balance Sheet Components

The components of our inventory at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Inventories:
Finished goods	$8,740	$3,363
Work-in-progress	7,938	9,575

	$16,678	$12,938

The components of our accrued liabilities at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Accrued liabilities:
Accrued payroll and related expenses	$4,847	$4,295
Accrued accounts payable	91	2,038
Accrued inventory purchases	1,546	1,774
Accrued warranty	1,366	1,512
Other accrued expenses	3,309	3,667

	$11,159	$13,286

9. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Warranty accrual:
Beginning balance	$1,512	$1,270
Provision for warranty	192	146
Settlements made during the period	(338)	(107)

Ending balance	$1,366	$1,309

During the first two quarters of 2006, we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of March 31, 2008, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

10. Commitments and Contingencies

Purchase Commitments

At March 31, 2008, we had approximately $6.0 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

Contingencies

We may become party to claims and litigation proceedings arising in the normal course of business. The legal responsibility and financial impact with respect to claims and litigation that may arise cannot currently be ascertained. Presently we do not know of any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance that any such matters would be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future which might adversely impact gross margins.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligation to indemnify our lessors under facility lease agreements, and obligations to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments or guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

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

11. Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income are as follows:

	Three months ended March 31,
	2008	2007
Net income	$1,127	$1,636
Currency transalation adjustments	(10)	(10)
Unrealized loss on short-term investments	—	(22)

Comprehensive income	$1,117	$1,604

12. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which has held shares of our common stock. During the three months ended March 31, 2008 and 2007, we made lease payments of approximately $242,000 and $210,000, respectively, under this lease arrangement.

13. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Revenue:
United States	42%	40%
Malaysia	27%	41%
China	19%	5%
Other	12%	14%

Total revenue	100%	100%

The following table summarizes customers comprising 10% or more of our gross account receivable for the periods indicated:

	March 31, 2008	December 31, 2007
Wintec Industries Inc	30%	42%
Celestica Corporation	16%	14%
Sanmina Corporation	13%	11%
Flextronics International	12%	*

*	Less than 10% of gross account receivable

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

Overview

We are a semiconductor company that designs, develops and sells proprietary high-performance processors and high-speed integrated circuits that are used by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our knowledge-based processors, physical layer products and network search engine products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Cisco Systems, Inc., Foundry Networks, Inc., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

The products and technologies we have developed and acquired are targeted to enable our customers to develop systems that support the increasing speeds and complexity of the Internet infrastructure. We believe there is a growing need to include knowledge-based processors and high speed integrated circuits in a larger number of such systems as networks transition to all Internet Protocol (IP) packet processing at increasing speeds.

The equipment and systems that use our products are technically complex. As a result, the time from our initial customer engagement design activity to volume production can be lengthy and may require considerable support from our design engineering, research and development, sales, and marketing personnel in order to secure the engagement and commence product sales to the customer. Once the customer’s equipment is in volume production, however, it generally has a life cycle of three to five years and requires less ongoing support.

In general, we recognize revenue from sales of our products upon shipment to our customers or our international stocking sales representatives. Usually, we sell the initial shipments of a product for a new design engagement directly to the OEM customer. Once the design enters volume production, the OEM frequently outsources its manufacturing to contract manufacturers who purchase the products directly from us.

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

Our challenges include customer and product diversification and inventory management. During the three months ended March 31, 2008 our top five customers accounted for 69% of our revenues. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

As an integral part of our efforts to diversify our product and customer base, as well as strengthen our competitive positioning, and broaden our technology portfolio and research and development capabilities, we have entered into strategic acquisitions of products and technology, including:

•

The acquisition of the majority of products and assets of the network search engine business from Cypress Semiconductor Corporation (“Cypress”) in February 2006, which the Sahasra™ algorithmic technology that we integrated into our NL9000 knowledge-based processor which we announced in January 2008;

•

The acquisition of TCAM2 and TCAM2 CR network search engine products from Cypress in August 2007 that have resulted in immediate revenue expansion, as well as extension of our market leadership in the desktop switching market segment; and

•

The acquisition of Aeluros Inc., a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products in October 2007, which extends our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection reference model, and is consistent with our strategy to target customer systems that are being built to handle the increasing speeds of network traffic. The acquisition also increased our analog design capabilities and our ability to integrate higher speed, lower power I/O functionality into our next generation knowledge-based processors.

During the quarter ended March 31, 2008, our product inventory increased partially due to inventory held for Cisco at Wintec Industries (“Wintec”). Historically, Cisco and its contract manufacturers have accounted for a majority of our revenue. In the third and fourth quarters of 2007, we transitioned into a just-in-time inventory model covering substantially all of our product shipments for Cisco Systems and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, if Cisco or its contract manufacturers does not take possession of our products from Wintec in accordance with schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own our product inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase, which in turn could increase our expenses associated with excess and obsolete product and negatively impact our cash flows.

During the three months ended March 31, 2008, our revenues from Cisco and Cisco’s contract manufacturers were $12.7 million or approximately 37% of our total gross revenue. This was lower than we originally anticipated as Cisco and its contract manufacturers consumed fewer of our products during the quarter than was indicated on our backlog with Wintec at the beginning of the quarter. This also resulted in us carrying higher levels of inventory specific to Cisco as of March 31, 2008 and illustrates that our predicted revenue streams could vary substantially from the amounts indicated by our backlog and forecasts provided by Wintec. Notwithstanding the decline in revenues to Wintec, Cisco and Cisco’s contract manufacturers, our total revenue increased for the quarter ended March 31, 2008 compared with the quarter ended December 31, 2007 reflecting progress in our customer and product revenue diversification efforts. Additionally, we expect sales to Wintec, Cisco and Cisco’s contract manufacturers to increase in our second quarter of fiscal year 2008 based upon shipments from Wintec to Cisco and its contract manufacturers in the first month of the second fiscal quarter of 2008 and forecasts provided by Wintec.

Thus, we believe that we are making positive strides in diversifying our customer base and product offerings by expanding our product portfolio and targeting and penetrating new customer systems and applications.

Critical Accounting Policies and Estimates

The preparation of our condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There were no changes to our critical accounting policies and estimates discussed in our 2007 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended March 31, 2008 and the three months ended March 31, 2007 (in thousands, except percentage data):

	Three Months ended March 31, 2008	Percentage of Revenue	Three Months ended March 31, 2007	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Revenue	$34,180	100.0%	$23,411	100.0%	$10,769	46.0%
Cost of revenue	15,383	45.0%	8,851	37.8%	6,532	73.8%

Gross profits	$18,797	55.0%	$14,560	62.2%	$4,237	29.1%

Revenue. Revenue for the three months ended March 31, 2008 increased by $10.8 million compared with the three months ended March 31, 2007. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $12.7 million of our total revenue for the three months ended March 31, 2008, compared to $13.9 million during the three months ended March 31, 2007. The decrease in sales to Cisco coincided with reduced orders from that customer primarily due to softer demand for our products at Cisco. The decrease in sales to Cisco and its contract manufacturers was mitigated by an increase in revenue from our non-Cisco customers, which totaled $21.5 million during the three months ended March 31, 2008, compared with $9.5 million during the three months ended March 31, 2007.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended March 31, 2008 increased by $6.5 million compared with that of the three months ended March 31, 2007. Most of the increase related to higher product sales. In addition, the increase in cost of revenue reflected an increase in amortization of intangible assets, a provision for excess and obsolete inventory and product scrap charges which were partially offset by a reversal of previously accrued inventory exposures that were no longer considered a liability.

Operating expenses

The table below sets forth operating expense data for the three months ended March 31, 2008 and the three months ended March 31, 2007 (in thousands, except percentage data):

	Three Months ended March 31, 2008	Percentage of Revenue	Three Months ended March 31, 2007	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$12,206	35.7%	$10,049	42.9%	$2,157	21.5%
Selling, general and administrative	6,464	18.9%	3,960	16.9%	2,504	63.2%

Total operating expenses	$18,670	54.6%	$14,009	59.8%	$4,661	33.3%

Research and Development Expenses. Research and development expenses increased for the three months ended March 31, 2008, compared with the same period in 2007 primarily due to increases in payroll related expenses of $1.0 million, product development and qualification expenses of $0.7 million, consulting and outside vendor expenses of $0.2 million, travel expenses of $0.1 million, and allocated overhead expenses of $0.1 million. The increase in payroll-related expenses was primarily due to increases in engineering headcount in India to support our new product development efforts, and in the U.S. as a result of the Aeluros Acquisition. The increase in product development and qualification expense related to the production qualification and characterization of our processors. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.5 million during the three months ended March 31, 2008, compared with the same period in 2007, primarily due to increased commission expenses of $0.7 million, stock-based compensation expense of $0.4 million, accounting expenses of $0.4 million, payroll related expenses of $0.3 million, and consulting and outside vendor expenses of $0.3 million. The increase in commission expenses was primarily a result of our increase in revenue. The increase in stock-based compensation expense and payroll related expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. Selling, general and administrative expenses also included $0.3 million of amortization expense for the customer relationship intangible asset related to the Aeluros Acquisition. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the three months ended March 31, 2008 and the three months ended March 31, 2007 (in thousands, except percentage data):

	Three Months ended March 31, 2008	Percentage of Revenue	Three Months ended March 31, 2007	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Other income, net:
Interest income	$483	1.4%	$1,156	5.0%	$(673)	-58.2%
Other income (expense), net	4	0.0%	15	0.0%	(11)	-73.3%

Total interest and other income, net	$487	1.4%	$1,171	5.0%	$(684)	-58.4%

Interest and Other Income (Expenses), Net. Interest and other net income decreased by $0.7 million for the three months ended March 31, 2008, compared with the three months ended March 31, 2007 primarily due to our lower invested balances after paying approximately $71.7 million in connection with our acquisition activities of the TCAM2 Products from Cypress and the Aeluros Acquisition, and we also realized lower market yields for our investments. Our cash, cash equivalents and short-term investments balance decreased from $95.9 million at March 31, 2007 to $55.8 million at March 31, 2008.

Provision for Income Taxes. During the three months ended March 31, 2008, we recorded an income tax benefit of $0.5 million. Our effective tax rate for the three months ended March 31, 2008 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States. We recorded income tax expense of $86,000 for the three months ended March 31, 2007. Our effective tax rate for the three months ended March 31, 2007 was significantly less than statutory rates because we utilized net operating loss carry-forwards, to offset taxable income in the U.S.

Liquidity and Capital Resources: Changes in Financial Condition

At March 31, 2008, our principal source of liquidity was cash and cash equivalents, which totaled $55.8 million.

The table below sets forth the key components of cash flow for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$5,572	$5,047
Net cash used in investing activities	$(365)	$(3,921)
Net cash provided by (used in) financing activities	$(61)	$1,221

Cash Flows during the Three Months Ended March 31, 2008

Our net cash provided by operating activities was $5.6 million for the three months ended March 31, 2008, which resulted primarily from net income of $1.1 million adjusted for non-cash reconciling items of approximately $8.5 million, related to depreciation and amortization expenses of $4.3 million, stock-based compensation expenses of $3.7 million, and a provision for inventory reserves of $0.5 million. Net cash provided by operating activities was negatively impacted by net changes in assets and liabilities of $4.0 million. Net changes in assets and liabilities primarily consisted of increases in accounts receivables of $4.9 million and inventory of $2.4 million on higher product sales, and an increase in accounts payable and accrued liabilities of $3.1 million.

Our net cash used in investing activities was $0.4 million for the three months ended March 31, 2008. We used $0.4 million to purchase computer equipment and research and development design tools to support our on-going R&D projects. We expect to make capital expenditures of approximately $3.1 million primarily for design tools during the remainder of 2008, to support product development activities. We will use our cash and cash equivalents to fund these expenditures.

Our net cash used in financing activities was $0.1 million for the three months ended March 31, 2008, as, $0.4 million of proceeds of stock option exercises were offset by $0.5 million of prepayments of software licenses and other obligations.

Cash Flows during the Three Months ended March 31, 2007

For the three months ended March 31, 2007, our operating activities generated net cash of $5.0 million. During the period, we recorded non-cash items of $4.1 million primarily consisting of stock-based compensation of $3.3 million and depreciation and amortization of intangibles of $1.3 million, offset by accretion of discount on debt securities of $0.4 million. Cash was generated primarily from higher than expected sales for the three months ended March 31, 2007. The cash generated was offset by an increase in accounts receivable of $0.7 million on higher sales of our knowledge-based processors, a decrease in accounts payable and accrued liabilities of $0.8 million due to the timing of payments to our vendors.

Our investing activities used cash of $3.9 million during the three months ended March 31, 2007, of which $13.9 million was for the purchase of short-term investments, and which was partially offset by $10.6 million of proceeds from maturities of short-term investments. We used $0.6 million to purchase computer equipment and research and development design tools to support our on-going R&D projects.

Our financing activities provided net cash of $1.2 million for the three months ended March 31, 2007 primarily from stock option exercises. Cash provided by financing activities was partially offset by repayment of software licenses and other obligations.

Contractual Obligations

Our principal commitments as of March 31, 2008 consisted of operating lease obligation payments, wafer purchases, and payments on software licenses and other obligations, which are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$3,274	$984	$2,032	$258	$—
Software licenses and other obligations	2,073	2,073
Wafer purchases	6,007	6,007

Total	$11,354	$9,064	$2,032	$258	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2008, our investments consisted primarily of money market funds. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

The change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting consisted of the implementation of a new enterprise resource planning system and related control processes.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1A:	Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 14, 2007. The following discussion is of material changes to risk factors disclosed in that report.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the three months ended March 31, 2008 and 2007, Cisco and its contract manufacturers accounted for 37% and 59% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

We cannot assure you that existing or potential customers will not develop their own solutions, purchase competitive products or acquire companies that use alternative methods in their systems. We do not have long-term purchase commitments from any of our OEM customers or their contract manufacturers. Although we entered into master purchase agreements with Cisco, one of Cisco’s foreign affiliates and a Cisco purchasing agent, these agreements do not include any long-term purchase commitments. Cisco and our other customers do business with us currently only on the basis of short term purchase orders (subject, in the case of Cisco, to the terms of the master purchase agreements), which often are cancelable prior to shipment. The loss of orders for our knowledge-based processors for Cisco products or products of other major users of our knowledge-based processors would have a significant negative impact on our business.

We have recently implemented a new enterprise resource planning system, which could disrupt our ability to timely and accurately process transactions, report our financial results, and complete our annual evaluation of our internal control over financial reporting.

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

NETLOGIC MICROSYSTEMS, INC.

Dated: May 7, 2008	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2008	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification