Form 10-Q
period 2008-06-30
NETLOGIC MICROSYSTEMS INC
filed 2008-08-06
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.01 par value per share	21,722,308 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$73,678	$50,689
Accounts receivables, net	14,654	14,838
Inventories	16,085	12,938
Prepaid expenses and other current assets	14,257	12,702

Total current assets	118,674	91,167
Property and equipment, net	5,731	5,745
Goodwill	53,758	55,422
Intangible assets, net	46,187	52,837
Other assets	105	112

Total assets	$224,455	$205,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,184	$7,094
Accrued liabiliites	11,580	13,286
Deferred margin	2,143	317
Software license and other obligations, current	1,069	2,528

Total current liabilities	24,976	23,225
Software license and other obligations, long-term	356	—
Other liabilities	11,138	10,170

Total liabilities	36,470	33,395

Stockholders’ equity:
Common stock and additional paid-in capital	264,114	251,454
Accumulated other comprehensive loss	(30)	(8)
Accumulated deficit	(76,099)	(79,558)

Total stockholders’ equity	187,985	171,888

Total liabilities and stockholders’ equity	$224,455	$205,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$36,543	$25,835	$70,723	$49,246
Cost of revenue	15,982	9,249	31,365	18,100

Gross profit	20,561	16,586	39,358	31,146

Operating expenses:
Research and development	12,357	10,886	24,563	20,934
Selling, general and administrative	6,245	4,561	12,709	8,521

Total operating expenses	18,602	15,447	37,272	29,455

Income from operations	1,959	1,139	2,086	1,691
Interest and other income, net	258	1,291	745	2,462

Income before income taxes	2,217	2,430	2,831	4,153
Provision for (benefit from) income taxes	(115)	92	(628)	178

Net income	$2,332	$2,338	$3,459	$3,975

Net income per share-Basic	$0.11	$0.11	$0.16	$0.19

Net income per share-Diluted	$0.10	$0.11	$0.16	$0.18

Shares used in calculation-Basic	21,390	20,691	21,277	20,548

Shares used in calculation-Diluted	22,529	21,773	22,214	21,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,459	$3,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,485	2,618
Loss on disposal of property and equipment	92	—
Accretion of discount on debt securities	—	(694)
Stock-based compensation	6,975	6,815
Provision for (recovery of) allowance for doubtful accounts	30	(25)
Provision for inventory reserves	649	327
Tax benefit from stock-based awards	—	(16)
Changes in assets and liabilities:
Accounts receivable	319	(163)
Inventories	(1,961)	605
Prepaid expenses and other assets	(1,638)	(498)
Accounts payable	3,090	(22)
Accrued liabilities	(1,706)	344
Deferred margin	1,825	154
Other liabilities	574	(8)

Net cash provided by operating activities	20,193	13,412

Cash flows from investing activities:
Maturities and sales of short-term investments	—	22,636
Purchase of short-term investments	—	(13,935)
Purchase of property and equipment	(601)	(1,177)

Net cash provided by (used in) investing activities	(601)	7,524

Cash flows from financing activities:
Proceeds from issuance of common stock	5,676	4,236
Payment of software license obligations	(2,257)	(2,238)
Tax benefit from stock-based awards	—	16

Net cash provided by financing activities	3,419	2,014

Effects of exchange rate on cash and cash equivalents	(22)	15

Net increase in cash and cash equivalents	22,989	22,965
Cash and cash equivalents at the beginning of period	50,689	50,752

Cash and cash equivalents at the end of period	$73,678	$73,717

Supplemental disclosures of non-cash investing and financing activities:
Software license obligations	$1,312	$—

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Form 10-Q for the three months ended March 31, 2008. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the six months ended June 30, 2008, there were no significant changes to the significant accounting policies and estimates discussed in our 2007 annual report on Form 10-K with the exception of those discussed below.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-b was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-b. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations. The Company is currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that the adoption will have on its financial position and results of operations. Refer to Note 7, Fair Value Measurements, for further information.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issues FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables the users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and or ability to renew or extend the arrangement. FSP 142-3 is effective January 1, 2009 on a prospective basis. We are currently assessing FSP No. FAS 142-3 and have not yet determined the impact, if any, that the adoption of FSP No. FAS 142-3 will have on our financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing SFAS No. 160 and have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on our financial position, results of operations and cash flows.

2. Basic and Diluted Net Income Per Share

We compute net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method.

The following is a reconciliation of the weighted average number of common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$2,332	$2,338	$3,459	$3,975

Denominator:
Weighted-average common shares outstanding	21,424	20,727	21,311	20,584
Less: shares subject to repurchase	(34)	(36)	(34)	(36)

Shares used in calculation - basic	21,390	20,691	21,277	20,548

Stock options and warrants	1,105	1,046	903	1,044
Shares subject to repurchase	34	36	34	36

Shares used in caculation - diluted	22,529	21,773	22,214	21,628

Net income per share:
Basic	$0.11	$0.11	$0.16	$0.19

Diluted	$0.10	$0.11	$0.16	$0.18

For the three and six months ended June 30, 2008 and 2007, employee stock options to purchase the following number of shares of common stock were excluded from the computation of diluted net income per share as their effect would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Shares excluded from the computation of diluted net income per share	1,927	1,432	2,321	1,832

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

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of revenue	$326	$143	$606	$334
Research and development	1,777	2,223	3,795	4,294
Selling, general and administrative	1,171	1,173	2,574	2,187

Total stock-based compensation expense	$3,274	$3,539	$6,975	$6,815

In addition, we capitalized approximately $0.2 million and $0.2 million of stock-based compensation in inventory as of June 30, 2008 and December 31, 2007, respectively.

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three and six months ended June 30, 2008, we granted stock options to purchase approximately 51,000 and 256,000 shares of common stock, respectively. During the three and six months ended June 30, 2007, we granted stock options to purchase approximately 558,000 and 1,015,000 shares of common stock, respectively. As of June 30, 2008, total unrecognized compensation cost related to unvested stock options granted and outstanding was approximately $28.5 million with a weighted average remaining vesting period of 2.7 years.

Restricted Stock

During the three and six months ended June 30, 2008, we granted approximately 85,000 and 248,000 shares of restricted stock, respectively. During the three and six months ended June 30, 2007, we granted approximately 15,000 and 35,000 shares of restricted stock, respectively. These awards will vest over the requisite service period, which ranges from two to four years. The fair value of the restricted stock was determined using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period and is reduced for estimated forfeitures. As of June 30, 2008 total unrecognized compensation cost related to unvested restricted stock granted was approximately $12.8 million, which is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

Our ESPP provides that eligible employees may purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. During the six months ended June 30, 2008 and 2007, approximately 22,000 and 26,000 shares, respectively, were purchased under the ESPP.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock option plans:
Risk-free interest rate	3.13%	4.84%	3.10%	4.85%
Expected life (in years)	5.61	4.79	5.27	4.8
Expected dividend yield	0%	0%	0%	0%
Volatility	55%	55%	59%	57%
Weighted average grant date fair value	$15.53	$15.08	$14.97	$14.12
Employee Stock Purchase Plan:
Risk-free interest rate	3.32%	5.09%	3.32%	5.09%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%
Volatility	51%	59%	51%	59%
Weighted average fair value	$9.24	$7.19	$9.24	$7.19

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, on a semi-annual basis we review the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement (SFAS) 109, on January 1, 2007. We recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At January 1, 2008 and June 30, 2008, we had $14.9 million and $15.2 million of unrecognized tax benefits, substantially all of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had accrued interest of $177,000 related to uncertain tax positions.

The tax years 1997-2007 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to June 30, 2009.

5. Business Combination and Asset Purchase

Business Combinations:

Aeluros, Inc.

In October 2007, we acquired all outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products (“PLPs”). The PLP family extends our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection (“OSI”) reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The physical layer provides the physical and electrical means for transmitting data between different nodes on a network. We paid $57.1 million in cash and may be obligated to pay up to an additional $20 million in cash upon the attainment of certain revenue milestones for the acquired business over the one year period following the closing of the transaction. Presently we expect to pay a minimum of $5.0 million. If owed, such additional payment will be added to the amount of goodwill calculated below. The results of operations relating to Aeluros have been included in our results of operations since the acquisition date.

The purchase price of Aeluros of $57.1 million was determined as follows (in thousands):

Cash	$56,402
Direct transaction costs	697

Total purchase price	$57,099

During the six months ended June 30, 2008, we recorded additional purchase price allocation adjustments. As a result of the recorded purchase price allocation adjustment, goodwill decreased and the net tangible assets and deferred tax liabilities increased. Under the purchase method of accounting, the total purchase price (including the additional purchase price allocation adjustments recorded during the six months ended June 30, 2008) was allocated to net tangible and intangible assets acquired based on their estimated fair values as follows (in thousands):

Net tangible assets	$4,794
Identifiable intangible assets:
Developed technology	27,680
Patents and core technology	5,590
Customer relationships	6,900
Backlog	970
In-process research and development	1,610
Goowill	16,689
Deferred tax asset	9,845
Deferred tax liabilities	(16,979)

Total estimated purchase price	$57,099

Developed technology consisted of products that have reached technological feasibility and have shipped in volume to customers. We determined the value of the developed technology by discounting estimated net future cash flows of the products. We are amortizing the existing technology for the chip technology on a straight-line basis over estimated lives of four to five years.

Patents and core technology represent a combination of processes, patents and trade secrets developed though years of experience in design and development of the products. We determined the value of the patents and core technology by estimating a benefit from owning the intangible asset rather than paying a royalty to a third party for the use of the asset. We are amortizing the core technology on a straight-line basis over an estimated life of five years.

Customer relationships relate to our ability to sell existing, in-process and future versions of the products to the existing customers for the products. We determined the value of the customer relationships by discounting estimated net future cash flows from the customer contracts. We are amortizing customer relationships on a straight-line basis over an estimated life of five years.

The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated these orders to be delivered and billed within six months, over which the asset was amortized. As of December 31, 2007, the orders had been delivered and billed and the backlog intangible asset had been fully amortized.

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

The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 24% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success, as well as the product’s stage of completion. At the time of the acquisition, we estimated that the aggregate costs to complete the projects would be $0.3 million. We expect to complete the projects by September 30, 2008.

The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Of the total estimated purchase price paid at the time of the acquisition, approximately $16.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. We expect these experienced engineers to provide the capability of developing and integrating advanced interface technology into its next generation products. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

TCAM2 Assets Purchase

In August 2007, we purchased the TCAM2 and TCAM2-CR network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total cash purchase price of approximately $14.6 million, which was determined as follows (in thousands):

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

The composite intangible asset consisted of the existing technology related to the TCAM2 Products and a customer relationship with Cisco, who was and remains the sole customer for the TCAM2 Products. On the acquisition date, there was no active research and development in process on the TCAM2 Products and therefore, so no IPRD was identified. The value assigned to the composite intangible asset was based upon future discounted cash flows related to the TCAM2 Products’ projected income streams. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. We are amortizing the composite intangible asset on a straight-line basis over an estimated life of four years.

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the discounted cash flow method. We estimated those orders would be delivered and billed within four months from the acquisition date, which is the period over which the asset was amortized. As of December 31, 2007, the orders had been delivered and billed and the backlog intangible asset had been fully amortized.

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances, including those which were recorded as a result of the business combinations described in Note 5 (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$53,758	$—	$53,758	$55,422	$—	$55,422

Other intangible assets:
Developed technology	$34,180	$(7,674)	$26,506	$34,180	$(3,679)	$30,501
Composite intangible asset	11,246	(2,343)	8,903	11,246	(937)	10,309
Patents and core technology	5,590	(766)	4,824	5,590	(207)	5,383
Customer relationships	6,900	(946)	5,954	6,900	(256)	6,644

Total	$57,916	$(11,729)	$46,187	$57,916	$(5,079)	$52,837

For the six months ended June 30, 2008, goodwill decreased due to additional purchase price allocation adjustments related to the Aeluros Acquisition.

Amortization expense related to intangible assets was $3.3 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $6.7 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. The amortization expense related to intangible assets is included in cost of sales because it related to products sold during such periods, except for the amortization of customer relationships of $0.3 million and zero for the three months ended June 30, 2008 and 2007, respectively, and $0.7 million and zero for the six months ended June 30, 2008 and 2007, respectively, which was included in selling, general and administrative expenses.

As of June 30, 2008, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2008 (remaining 6 months)	$6,649
2009	13,299
2010	13,299
2011	10,154
2012	2,786

Total	$46,187

7. Fair Value Measurements

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The Company measures financial assets, specifically money market funds, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$61,943	$61,943	$—	$—

Total	$61,943	$61,943	$—	$—

8. Balance Sheet Components

The components of our inventory at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Inventories:
Finished goods	$8,100	$3,363
Work-in-progress	7,985	9,575

	$16,085	$12,938

The components of our accrued liabilities at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Accrued liabilities:
Accrued payroll and related expenses	$4,783	$4,295
Accrued accounts payable	140	2,038
Accrued inventory purchases	1,738	1,774
Accrued warranty	1,419	1,512
Other accrued expenses	3,500	3,667

	$11,580	$13,286

9. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Warranty accrual:
Beginning balance	$1,366	$1,309	$1,512	$1,270
Provision for warranty	436	63	628	209
Settlements and other adjustments made during the period	(383)	(3)	(721)	(110)

Ending balance	$1,419	$1,369	$1,419	$1,369

During the first two quarters of 2006, we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of June 30, 2008, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

10. Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expires through June 2011. The Company also acquires certain assets under software licenses.

Minimum commitments under non-cancelable software license and operating leases agreements as of June 30, 2008 were as follows:

	Software licenses and other obligations	Operating leases	Total
	(in thousands)
Remainder of 2008	$856	$495	$1,351
2009	486	1,000	1,486
2010	122	1,021	1,143
2011	—	516	516

	$1,464	$3,032	$4,496
Less: interest portion	(39)

Present value of minimum lease payment	1,425
Less: current portion	(1,069)

Long-term portion of obligations	$356

Purchase Commitments

At June 30, 2008, we had approximately $4.4 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

Contingencies

We may become party to claims and litigation proceedings arising in the normal course of business. The legal responsibility and financial impact with respect to claims and litigation that may arise cannot currently be ascertained. Presently we do not know of any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, which, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance that any such matters would be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future which might adversely impact gross margins.

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

In addition, under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately $15.4 million at June 30, 2008) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

11. Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$2,332	$2,338	$3,459	$3,975
Currency transalation adjustments	(12)	5	(22)	(5)
Unrealized gain (loss) on short-term investments	—	1	—	(21)

Comprehensive income	$2,320	$2,344	$3,437	$3,949

12. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which has held shares of our common stock. We made lease payments under this lease agreement of $161,000 and $210,000 for the three months ended June 30, 2008 and 2007, respectively, and $403,000 and $420,000 for the six months ended June 30, 2008 and 2007, respectively.

13. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. Following is a summary of geographic information related to revenue for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
United States	25%	50%	33%	45%
Malaysia	38%	31%	32%	36%
China	23%	8%	21%	7%
Other	14%	11%	14%	12%

Total revenue	100%	100%	100%	100%

The following table summarizes customers comprising 10% or more of our gross account receivable for the periods indicated:

	June 30, 2008	December 31, 2007
Wintec Industries Inc	48%	42%
Celestica Corporation	12%	14%
Sanmina Corporation	*	11%

*	Less than 10% of gross account receivable

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our quarterly report filed with the Securities and Exchange Commission on May 7, 2008, and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

Some of our challenges include customer and product diversification and inventory management. During the three and six months ended June 30, 2008 our top five customers accounted for 72% and 71% of our revenues. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

As an integral part of our efforts to diversify our product and customer base, as well as strengthen our competitive positioning, and broaden our technology portfolio and research and development capabilities, we have entered into strategic acquisitions of products and technology, including:

•

The acquisition of the majority of products and assets of the network search engine business from Cypress Semiconductor Corporation (“Cypress”) in February 2006, where we obtained the Sahasra™ algorithmic technology that we integrated into our NL9000 knowledge-based processor which we announced in January 2008;

•

The acquisition of TCAM2 and TCAM2 CR network search engine products from Cypress in August 2007 that have resulted in immediate revenue expansion, as well as extension of our market leadership in the desktop switching market segment; and

•

The acquisition of Aeluros Inc., a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products in October 2007, which extends our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection reference model, and is consistent with our strategy to target customer systems that are being built to handle the increasing speeds of network traffic. This acquisition also increased our analog design capabilities and our ability to integrate higher speed, lower power I/O functionality into our next generation knowledge-based processors.

Cisco and its contract manufacturers have accounted for a majority of our historical revenue. At Cisco’s request, in the third and fourth quarters of 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase. This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. During the three and six months ended June 30, 2008, our revenues from Cisco and Cisco’s contract manufacturers were $16.3 million and $29.0 million, or approximately 45% and 41% of total revenue.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 with Three Months Ended June 30, 2007

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit for the three months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months ended June 30, 2008	Percentage of Revenue	Three Months ended June 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$36,543	100.0%	$25,835	100.0%	$10,708	41.4%
Cost of revenue	15,982	43.7%	9,249	35.8%	6,733	72.8%

Gross profits	20,561	56.3%	$16,586	64.2%	$3,975	24.0%

Revenue. Revenue for the three months ended June 30, 2008 increased by $10.7 million compared with the three months ended June 30, 2007. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $16.3 million of our total revenue for the three months ended June 30, 2008, compared with $13.1 million during the three months ended June 30, 2007. The increase in sales to Cisco was primarily due to increased revenues of our new and additional products for Cisco, including the NL7000, NL8000 and TCAM2 products which increased $8.6 million, offset by a decrease of $5.2 million from 2007 in revenue from sales of NL5000 products. Revenue from non-Cisco customers represented $20.3 million of total revenue for the three months ended June 30, 2008, compared with $12.7 million for the three months ended June 30, 2007. The increase in sales to non-Cisco customers was driven primarily by increased demand for our products in several emerging new markets, such as 10 Gigabit Ethernet and IPTV.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended June 30, 2008 increased by $6.7 million compared with that of the three months ended June 30, 2007. Cost of revenue increased primarily due to an increase in product sales, amortization of intangible assets, and a provision for excess and obsolete inventory. Cost of revenue for the three months ended June 30, 2008 and 2007 included $3.0 million and $0.3 million, respectively, of amortization of intangible assets. The increase in amortization of intangible asset was primarily attributable to intangible assets recorded in connection with our acquisitions in the second half of 2007.

Operating expenses

The table below sets forth operating expense data for the three months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months ended June 30, 2008	Percentage of Revenue	Three Months ended June 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$12,357	33.8%	$10,886	42.1%	$1,471	13.5%
Selling, general and administrative	6,245	17.1%	4,561	17.7%	1,684	36.9%

Total operating expenses	$18,602	50.9%	$15,447	59.8%	$3,155	20.4%

Research and Development Expenses. Research and development expenses increased by $1.5 million during the three months ended June 30, 2008, compared with the same period in 2007 primarily due to increases in payroll related expenses of $1.0 million, product development and qualification expenses of $0.7 million, consulting and outside vendor expenses of $0.2 million, which were partially offset by a decrease of stock based compensation expense of $0.4 million. The increase in payroll-related expenses resulted primarily from increases in engineering headcount in India to support our new product development efforts, and in the U.S. as a result of the Aeluros Acquisition. The increase in product development and qualification expense related to production qualification and characterization of our newly introduced knowledge-based processors. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million during the three months ended June 30, 2008, compared with the same period in 2007, primarily due to increases in commission expense of $0.5 million, payroll related expenses of $0.5 million, consulting and outside vendor services expense of $0.1 million, and other professional service fees of $0.2 million. The increase in commission expenses was primarily a result of our increase in revenue. The increase in payroll related expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. Selling, general and administrative expenses also included $0.3 million of amortization expense for the customer relationship intangible asset related to the Aeluros Acquisition. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the three months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months ended June 30, 2008	Percentage of Revenue	Three Months ended June 30, 2007	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Other income, net:
Interest income	$356	1.0%	$1,277	4.9%	$(921)	-72.1%
Other income (expense), net	(98)	-0.3%	14	0.1%	(112)	-800.0%

Total interest and other income, net	$258	0.7%	$1,291	5.0%	$(1,033)	-80.0%

Interest and Other Income (Expenses), Net. Interest and other net income decreased by $1.0 million for the three months ended June 30, 2008, compared with the same period in 2007, primarily due to our lower invested balances after paying approximately $71.7 million in connection with our acquisitions of the TCAM2 Products from Cypress and the Aeluros Acquisition, and also lower yields on our investments. Our cash, cash equivalents and short-term investments balance decreased from $104.7 million at June 30, 2007 to $73.7 million at June 30, 2008.

Provision for Income Taxes. During the three months ended June 30, 2008, we recorded an income tax benefit of $0.1 million. Our effective tax rate for the three months ended June 30, 2008 was driven primarily by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States. We recorded income tax expense of $92,000 for the three months ended June 30, 2007. Our effective tax rate for the three months ended June 30, 2008 was significantly less than statutory rates because we utilized net operating loss carry-forwards to offset taxable income in the U.S.

Comparison of Six Months Ended June 30, 2008 with Six Months Ended June 30, 2007

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit for the six months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Six Months ended June 30, 2008	Percentage of Revenue	Six Months ended June 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$70,723	100.0%	$49,246	100.0%	$21,477	43.6%
Cost of revenue	31,365	44.3%	18,100	36.8%	13,265	73.3%

Gross profits	39,358	55.7%	$31,146	63.2%	$8,212	26.4%

Revenue. Revenue for the six months ended June 30, 2008 increased by $21.5 million compared with the six months ended June 30, 2007. Revenue from sales to Cisco represented $29.0 million of our total revenue for the six months ended June 30, 2008, compared with $27.0 million during the six months ended June 30, 2007. The increase in sales to Cisco was primarily due to increased revenues of new and additional products for Cisco, including the NL7000, NL8000 and TCAM2 products which increased $14.4 million, offset by a decrease of $12.0 million from 2007 in revenue from sales of NL5000 products. Revenue from our non-Cisco customers represented $41.7 million of our total revenue for the six months ended June 30, 2008, compared with $22.2 million for the six months ended June 30, 2007. The increase in sales to non-Cisco customers was driven primarily by the increased demand for our products in several emerging new markets, such as 10 Gigabit Ethernet and IPTV.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the six months ended June 30, 2008 increased by $13.3 million compared with that of the six months ended June 30, 2007. Cost of revenue increased primarily due to higher product sales, amortization of intangible assets, a provision for excess and obsolete inventory and product scrap charges which were partially offset by a reversal of previously accrued inventory exposures that were no longer considered a liability. Cost of revenue for the six months ended June 30, 2008 and 2007 included $6.0 million and $0.7 million, respectively, of amortization of intangible assets, principally those acquired in the second half of 2007.

Operating expenses

The table below sets forth operating expense data for the six months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Six Months ended June 30, 2008	Percentage of Revenue	Six Months ended June 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$24,563	34.7%	$20,934	42.5%	$3,629	17.3%
Selling, general and administrative	12,709	18.0%	8,521	17.3%	4,188	49.2%

Total operating expenses	$37,272	52.7%	$29,455	59.8%	$7,817	26.5%

Research and Development Expenses. Research and development expenses increased by $3.6 million during the six months ended June 30, 2008, compared with the same period in 2007, primarily due to increases in payroll related expenses of $2.1 million, product development and qualification expenses of $1.5 million, consulting and outside vendor expenses of $0.3 million, which were partially offset by a decrease in stock based compensation expense of $0.4 million. The increase in payroll-related expenses resulted primarily from increases in engineering headcount in India to support our new product development efforts, and in the U.S. as a result of the Aeluros Acquisition. The increase in product development and qualification expense related to the production qualification and characterization of our newly introduced knowledge-based processors. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.2 million during the six months ended June 30, 2008, compared with the same period in 2007, primarily due to increased commission expenses of $1.1 million, payroll related expenses of $0.8 million, accounting expenses of $0.4 million, stock-based compensation expense of $0.4 million, consulting and outside vendor expenses of $0.4 million, and legal expenses of $0.2 million. The increase in commission expenses was primarily a result of our increase in revenue. The increase in stock-based compensation expense and payroll related expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. Selling, general and administrative expenses also included $0.7 million of amortization expense for the customer relationship intangible asset related to the Aeluros Acquisition. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the six months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Six Months ended June 30, 2008	Percentage of Revenue	Six Months ended June 30, 2007	Percentage of Revenue	Year-to-Year (Decrease)	(Decrease) Percentage
Other income, net:
Interest income	$839	1.2%	$2,433	4.9%	$(1,594)	-65.5%
Other income (expense), net	(94)	-0.1%	29	0.1%	(123)	-424.1%

Total interest and other income, net	$745	1.1%	$2,462	5.0%	$(1,717)	-69.7%

Interest and Other Income (Expenses), Net. Interest and other net income decreased by $1.7 million during the six months ended June 30, 2008, compared with the same period in 2007, primarily due to our lower invested balances after paying approximately $71.7 million in connection with our acquisition activities of the TCAM2 Products from Cypress and the Aeluros Acquisition, and lower yields on our investments. Our cash, cash equivalents and short-term investments balance decreased from $104.7 million at June 30, 2007 to $73.7 million at June 30, 2008.

Provision for Income Taxes. During the six months ended June 30, 2008, we recorded an income tax benefit of $0.6 million. Our effective tax rate for the six months ended June 30, 2008 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States. We recorded income tax expense of $178,000 for the six months ended June 30, 2007. Our effective tax rate for the six months ended June 30, 2008 was significantly less than statutory rates because we utilized net operating loss carry-forwards to offset taxable income in the U.S.

Liquidity and Capital Resources: Changes in Financial Condition

At June 30, 2008, our principal source of liquidity was cash and cash equivalents, which totaled $73.7 million. We believe that our current cash position will be sufficient to meet our expected cash requirements for at least the next twelve months.

The table below sets forth the key components of cash flow for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$20,193	$13,412
Net cash provided by (used in) investing activities	$(601)	$7,524
Net cash provided by financing activities	$3,419	$2,014

Cash Flows during the Six Months Ended June 30, 2008

Our net cash provided by operating activities was $20.2 million for the three months ended June 30, 2008, which resulted primarily from net income of $3.5 million adjusted for non-cash reconciling items of approximately $16.2 million, related to depreciation and amortization expenses of $8.5 million, stock-based compensation expenses of $7.0 million, and a provision for inventory reserves of $0.6 million. Net cash provided by operating activities was adversely affected by net changes in assets and liabilities of $0.5 million, primarily consist of increases in inventory of $2.0 million and deferred margin of $1.8 million on higher product sales, an increase in accounts payable of $3.1 million and a decrease in accrued liabilities of $1.7 million.

We used $0.6 million to purchase computer equipment and research and development design tools to support our on-going R&D projects. We expect to use our cash on hand for capital expenditures of approximately $2.2 million primarily for design tools during the remainder of 2008 to support product development activities.

Our net cash provided by financing activities was $3.4 million for the three months ended June 30, 2008, as $5.7 million of proceeds of stock option exercises were partially offset by $2.3 million of payments of software licenses and other obligations.

Cash Flows during the Six Months ended June 30, 2007

For the six months ended June 30, 2007, our operating activities generated net cash of $13.4 million. During the period, we recorded non-cash items of $9.0 million primarily consisting of stock-based compensation of $6.8 million and depreciation and amortization of intangibles of $2.6 million, and provision of excess and obsolete inventory reserves of $0.3 million, offset by accretion of discount on debt securities of $0.7 million. Cash was also generated from a decrease in inventory of $0.6 million, and an increase in accounts payable and accrued liabilities of $0.3 million. The cash generated was offset by an increase in prepaids and other assets of $0.5 million.

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

Our financing activities provided net cash of $2.0 million for the six months ended June 30, 2007, primarily from stock option exercises. Cash provided by financing activities was partially offset by payment of software licenses and other obligations.

Contractual Obligations

Our principal commitments as of June 30, 2008 consisted of operating lease obligation payments, wafer purchases, and payments on software licenses and other obligations, which are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$3,032	$989	$2,043	$—	$—
Software licenses and other obligations	1,425	1,069	356	—	—
Wafer purchases	4,432	4,432	—	—	—

Total	$8,889	$6,490	$2,399	$—	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

As of June 30, 2008, our total amount of unrecognized tax benefits was $15.2 million and is considered a long-term obligation. We have recognized a net amount of $8.4 million in ‘other liabilities’ for unrecognized tax benefits in our Condensed Consolidated Balance Sheet as of June 30, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2008, our investments consisted primarily of money market funds. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

During the period covered by this Quarterly Report on Form 10-Q the implementation of a new enterprise resource planning system and related control processes represented a change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1A:	Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 14, 2007 and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our quarterly report filed with the Securities and Exchange Commission on May 7, 2008,. The following discussion is of material changes to risk factors disclosed in that report.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the six months ended June 30, 2008 and 2007, Cisco and its contract manufacturers accounted for 45% and 55% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

Item 4.	Submission of Matters to a Vote of Stockholders

On May 16, 2008, we held an annual meeting of our stockholders. The stockholders elected two Class I directors to hold office until our 2011 annual meeting of stockholders. Each such director received the number of votes set forth below:

Name	For	Withheld
Ronald Jankov	19,461,234	19,631
Norman Godinho	19,461,448	19,417

Directors Leonard Perham, Alan Krock, Douglas Broyles and Steve Domenik were not subject to election at the annual meeting and will continue to serve on the board of directors after the meeting.

The ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as our independent registered auditors for the fiscal year ended December 31, 2008, was approved by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
19,456,402	23,033	1,430	0

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: August 6, 2008	By:	/s/ RONALD JANKOV
Ronald Jankov
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2008	By:	/s/ MICHAEL TATE
Michael Tate
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification