Form 10-Q
period 2008-09-30
NETLOGIC MICROSYSTEMS INC
filed 2008-11-05
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, 0.01 par value per share	21,831,348 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$85,929	$50,689
Accounts receivables, net	14,728	14,838
Inventories	14,406	12,938
Prepaid expenses and other current assets	14,545	12,702
Total current assets	129,608	91,167
Property and equipment, net	6,298	5,745
Goodwill	53,758	55,422
Intangible assets, net	42,863	52,837
Other assets	182	112
Total assets	$232,709	$205,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,847	$7,094
Accrued liabilities	11,538	13,286
Deferred margin	1,802	317
Software license and other obligations, current	877	2,528
Total current liabilities	25,064	23,225
Software license and other obligations, long-term	541	-
Other liabilities	11,558	10,170
Total liabilities	37,163	33,395
Stockholders' equity:
Common stock and additional paid-in capital	270,437	251,454
Accumulated other comprehensive loss	(48)	(8)
Accumulated deficit	(74,843)	(79,558)
Total stockholders' equity	195,546	171,888
Total liabilities and stockholders' equity	$232,709	$205,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$38,311	$27,533	$109,034	$76,778
Cost of revenue	16,802	9,935	48,167	28,036
Gross profit	21,509	17,598	60,867	48,742
Operating expenses:
Research and development	13,629	10,830	38,192	31,763
Selling, general and administrative	7,195	5,112	19,904	13,633
Total operating expenses	20,824	15,942	58,096	45,396
Income from operations	685	1,656	2,771	3,346
Interest and other income, net	403	1,298	1,148	3,760
Income before income taxes	1,088	2,954	3,919	7,106
Benefit from income taxes	(168)	(504)	(796)	(326)
Net income	$1,256	$3,458	$4,715	$7,432
Net income per share-Basic	$0.06	$0.17	$0.22	$0.36
Net income per share-Diluted	$0.06	$0.16	$0.21	$0.34
Shares used in calculation-Basic	21,630	20,860	21,360	20,650
Shares used in calculation-Diluted	22,760	21,989	22,379	21,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,715	$7,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,853	4,279
Loss on disposal of property and equipment	106	-
Accretion of discount on debt securities	-	(805)
Stock-based compensation	11,557	10,858
Provision for (recovery of) allowance for doubtful accounts	39	(37)
Provision for inventory reserves	1,708	673
Tax benefit from stock-based awards	-	(16)
Net impact of deferred tax asset valuation allowance release	-	(504)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	236	(2,945)
Inventories	(1,328)	1,034
Prepaid expenses and other assets	(2,042)	(1,224)
Accounts payable	3,753	1,070
Accrued liabilities	(1,748)	1,516
Deferred margin	1,485	678
Other liabilities	992	(18)
Net cash provided by operating activities	32,326	21,991
Cash flows from investing activities:
Maturities and sales of short-term investments	-	50,751
Purchase of short-term investments	-	(13,935)
Purchase of property and equipment	(1,318)	(1,498)
Cash paid for acquisition	-	(14,636)
Net cash provided by (used in) investing activities	(1,318)	20,682
Cash flows from financing activities:
Proceeds from issuance of common stock	7,444	6,022
Payment of software license obligations	(3,172)	(2,668)
Tax benefit from stock-based awards	-	16
Net cash provided by financing activities	4,272	3,370
Effects of exchange rate on cash and cash equivalents	(40)	6
Net increase in cash and cash equivalents	35,240	46,049
Cash and cash equivalents at the beginning of period	50,689	50,752
Cash and cash equivalents at the end of period	$85,929	$96,801
Supplemental disclosures of non-cash investing and financing activities:
Software license obligations	$2,219	$1,697

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Form 10-Q for the three months ended March 31, 2008 and June 30, 2008. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the nine months ended September 30, 2008, there were no significant changes to the critical accounting policies and estimates discussed in our 2007 annual report on Form 10-K with the exception of those discussed below.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations. The Company is currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that the adoption will have on its financial position and results of operations. Refer to Note 7, Fair Value Measurements, for further information.

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,256	$3,458	$4,715	$7,432
Denominator:
Weighted-average common shares outstanding	21,664	20,894	21,394	20,684
Less: shares subject to repurchase	(34)	(34)	(34)	(34)
Shares used in calculation - basic	21,630	20,860	21,360	20,650
Stock options and warrants	1,096	1,095	985	1,071
Shares subject to repurchase	34	34	34	34
Shares used in caculation - diluted	22,760	21,989	22,379	21,755
Net income per share:
Basic	$0.06	$0.17	$0.22	$0.36
Diluted	$0.06	$0.16	$0.21	$0.34

For the three and nine months ended September 30, 2008 and 2007, employee stock options to purchase the following number of shares of common stock were excluded from the computation of diluted net income per share as their effect would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Shares excluded from the computation of diluted net income per share	1,828	1,733	2,215	1,608

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

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of revenue	$231	$185	$837	$519
Research and development	2,739	2,378	6,534	6,672
Selling, general and administrative	1,612	1,480	4,186	3,667
Total stock-based compensation expense	$4,582	$4,043	$11,557	$10,858

    In addition, we capitalized approximately $0.3 million and $0.2 million of stock-based compensation in inventory as of September 30, 2008 and December 31, 2007, respectively.

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three and nine months ended September 30, 2008, we granted stock options to purchase approximately 70,000 and 327,000 shares of common stock, respectively. During the three and nine months ended September 30, 2007, we granted stock options to purchase approximately 358,000 and 1,372,000 shares of common stock, respectively.  As of September 30, 2008, total unrecognized compensation cost related to unvested stock options granted and outstanding was approximately $26.4 million with a weighted average remaining vesting period of 2.5 years.

Restricted Stock

During the three and nine months ended September 30, 2008, we granted approximately 177,000 and 425,000 shares of restricted stock, respectively. During the three and nine months ended September 30, 2007, we granted approximately 96,000 and 131,000 shares of restricted stock, respectively. These awards will vest over the requisite service period, which ranges from two to four years. The fair value of the restricted stock was determined using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period and is reduced for estimated forfeitures. As of September 30, 2008, total unrecognized compensation cost related to unvested restricted stock granted was approximately $15.5 million, which is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

Our ESPP provides that eligible employees may purchase up to $25,000 worth of our common stock annually over the course of two nine-month offering periods. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock option plans:
Risk-free interest rate	3.33%	4.70%	3.15%	4.81%
Expected life (in years)	5.61	4.79	5.34	4.8
Expected dividend yield	0%	0%	0%	0%
Volatility	55%	55%	58%	56%
Weighted average grant date fair value	$17.29	$16.50	$15.47	$14.74
Employee Stock Purchase Plan:
Risk-free interest rate	2.13%	5.02%	2.75%	5.06%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%
Volatility	51%	55%	51%	57%
Weighted average fair value	$10.22	$10.07	$9.71	$8.38

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, on a semi-annual basis we review the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

At January 1, 2008 and September 30, 2008, we had $14.9 million and $15.5 million of unrecognized tax benefits, substantially all of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had accrued interest of $319,000 related to uncertain tax positions.

The tax years 1997-2007 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to September 30, 2009.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was signed into law.  A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009.  As a result of this new legislation, we expect to generate federal research and development tax credits for the years ended December 31, 2008 and 2009 resulting in additional tax credit carryovers.  We expect to record a tax benefit for these credit carryovers in the years ended December 31, 2008 and 2009.

5. Business Combination and Asset Purchase

Business Combinations:

Aeluros, Inc.

In October 2007, we acquired all outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products (“PLPs”). The PLP family extended our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection (“OSI”) reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The physical layer provides the physical and electrical means for transmitting data between different nodes on a network. We paid $57.1 million in cash. As of October 31, 2008, we became obligated to pay up to an additional $15.5 million in cash to the former Aeluros stockholders due to our attainment of post-acquisition revenue milestones, subject to certain adjustments as provided in the Aeluros acquisition agreement. The estimated additional consideration will be added to the amount of goodwill calculated below in the fourth quarter of 2008. The results of operations relating to Aeluros have been included in our results of operations since the acquisition date.

The purchase price of Aeluros of $57.1 million was determined as follows (in thousands):

Cash	$56,402
Direct transaction costs	697
Total purchase price	$57,099

During the nine months ended September 30, 2008, we recorded additional purchase price allocation adjustments. As a result of the recorded purchase price allocation adjustment, goodwill decreased and the net tangible assets and deferred tax liabilities increased. Under the purchase method of accounting, the total purchase price (including the additional purchase price allocation adjustments recorded during the nine months ended September 30, 2008) was allocated to net tangible and intangible assets acquired based on their estimated fair values as follows (in thousands):

Net tangible assets	$4,794
Identifiable intangible assets:
Developed technology	27,680
Patents and core technology	5,590
Customer relationships	6,900
Backlog	970
In-process research and development	1,610
Goodwill	16,689
Deferred tax asset	9,845
Deferred tas liabilities	(16,979)
Total estimated purchase price	$57,099

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

The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated these orders to be delivered and billed within nine months, over which the asset was amortized.  As of December 31, 2007, the orders had been delivered and billed and the backlog intangible asset had been fully amortized.

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

The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 24% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success, as well as the product’s stage of completion. At the time of the acquisition, we estimated that the aggregate costs to complete the projects would be $0.3 million. As of September 30, 2008, the projects have been completed.

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

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances, including those which were recorded as a result of the business combinations described in Note 5 (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$53,758	$-	$53,758	$55,422	$-	$55,422
Other intangible assets:
Developed technology	$34,180	$(9,670)	$24,510	$34,180	$(3,679)	$30,501
Composite intangible asset	11,246	(3,046)	8,200	11,246	(937)	10,309
Patents and core technology	5,590	(1,046)	4,544	5,590	(207)	5,383
Customer relationships	6,900	(1,291)	5,609	6,900	(256)	6,644
Total	$57,916	$(15,053)	$42,863	$57,916	$(5,079)	$52,837

For the nine months ended September 30, 2008, goodwill decreased due to additional purchase price allocation adjustments related to the Aeluros Acquisition.

At September 30, 2008 and December 31, 2007, goodwill represented approximately 23% and 27%, respectively, of our total assets.

In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.  During the three and nine months ended September 30, 2008 no impairment charges were recorded.

Amortization expense related to intangible assets was $3.3 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $10.0 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.  The amortization expense related to intangible assets is included in cost of sales because it related to products sold during such periods, except for the amortization of customer relationships of $0.3 million and zero for the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and zero for the nine months ended September 30, 2008 and 2007, respectively, which was included in selling, general and administrative expenses.

As of September 30, 2008, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization
2008 (remaining 3 months)	$3,325
2009	13,299
2010	13,299
2011	10,154
2012	2,786
Total	$42,863

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets, specifically its cash equivalents, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds (1)	$47,814	$47,814	$-	$-
United States government agency securities (1)	3,989	-	3,989	-
Commercial paper (1)	14,928	-	14,928	-
Total	$66,731	$47,814	$18,917	$-

(1) Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company’s cash and cash equivalents are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents as of September 30, 2008.  However, the capital and credit markets have been experiencing unprecedented levels of extreme volatility and disruption. Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues.  We can provide no assurance that our cash and cash equivalents investments will not be impacted by these matters in the future.

8. Balance Sheet Components

The components of our inventory at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Inventories:
Finished goods	$7,755	$3,363
Work-in-progress	6,651	9,575
	$14,406	$12,938

    The components of our accrued liabilities at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Accrued liabilities:
Accrued payroll and related expenses	$4,941	$4,295
Accrued accounts payable	229	2,038
Accrued inventory purchases	1,241	1,774
Accrued warranty	1,462	1,512
Other accrued expenses	3,665	3,667
	$11,538	$13,286

9. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Warranty accrual:
Beginning balance	$1,419	$1,369	$1,512	$1,270
Provision for warranty	84	57	712	266
Settlements and other adjustments made during the period	(41)	(15)	(762)	(125)
Ending balance	$1,462	$1,411	$1,462	$1,411

During the first two quarters of 2006, we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of September 30, 2008, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

10. Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expires through September 2011.  The Company also acquires certain assets under software licenses.

Minimum commitments under non-cancelable software license and operating leases agreements as of September 30, 2008 were as follows:

	Software licenses and other obligations	Operating leases	Total
	(in thousands)
Remainder of 2008	$243	$247	$490
2009	802	1,000	1,802
2010	437	1,021	1,458
2011	-	516	516
	$1,482	$2,784	$4,266
Less: interest component	(64)
Present value of minimum lease payment	1,418
Less: current portion	(877)
Long-term portion of obligations	$541

Purchase Commitments

At September 30, 2008, we had approximately $5.6 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

Contingencies

We may become party to claims and litigation proceedings arising in the normal course of business. The legal responsibility and financial impact with respect to claims and litigation that may arise cannot currently be ascertained. Presently we do not know of any matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, which, in the aggregate, would be material in relation to our business, financial position, and results of operations or cash flows. There can be no assurance that any such matters would be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future which might adversely impact gross margins.

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

In addition, under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately $14.7 million at September 30, 2008) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

11. Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$1,256	$3,458	$4,715	$7,432
Currency transalation adjustments	(2)	(8)	(24)	(14)
Unrealized gain (loss) on short-term investments	(16)	21	(16)	1
Comprehensive income	$1,238	$3,471	$4,675	$7,419

12. Related Party Transactions

    We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC (the “Affiliate”), which has held shares of our common stock. We made lease payments under this lease agreement of $356,000 and $215,000 for the three months ended September 30, 2008 and 2007, respectively, and $759,000 and $636,000 for the nine months ended September 30, 2008 and 2007, respectively.

13. Operating Segments and Geographic Information

We operate in one business segment. We sell our products directly to customers in the United States, Asia and Europe. Sales for geographic regions reported below are based upon the customer headquarter locations. The following is a summary of geographic information related to revenue for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
United States	28%	49%	31%	47%
Malaysia	30%	22%	32%	31%
China	27%	17%	23%	10%
Other	15%	12%	14%	12%
Total Revenue	100%	100%	100%	100%

    The following table summarizes customers comprising 10% or more of our gross account receivable for the periods indicated:

	September 30, 2008	December 31, 2007
Wintec Industries Inc	43%	42%
Celestica Corporation	15%	14%
Huawei	12%	*

* Less than 10% of gross account receivable

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our quarterly reports filed with the Securities and Exchange Commission on May 7, 2008 and August 6, 2008, and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

Some of our challenges include customer and product diversification and inventory management. Additionally, current macroeconomic conditions appear to have lowered demand for our products.  As a result, our revenues for the three months ended December 31, 2008 are expected to decrease. During the three and nine months ended September 30, 2008 our top five customers accounted for 67% and 69% of our revenues. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

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

•
The acquisition of TCAM2 and TCAM2-CR network search engine products from Cypress in August 2007 that have resulted in immediate revenue expansion, as well as extension of our market leadership in the desktop switching market segment; and

•
The acquisition of Aeluros Inc., a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products in October 2007, which extends our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection reference model, and is consistent with our strategy to target customer systems that are being built to handle the increasing speeds of network traffic. This acquisition also increased our analog design capabilities and our ability to integrate higher speed, lower power I/O functionality into our next generation knowledge-based processors.

 Cisco and its contract manufacturers have accounted for a majority of our historical revenue. At Cisco’s request, in the third and fourth quarters of 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase.  This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. During the three and nine months ended September 30, 2008, our revenues from Cisco and Cisco’s contract manufacturers were $13.9 million and $42.9 million, or approximately 36% and 39% of total revenue.  Additionally, we expect our revenues from Cisco and its contract manufacturers to decline during the three months ended December 31, 2008.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 with Three Months Ended September 30, 2007

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit for the three months ended September 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months ended September 30, 2008	Percentage of Revenue	Three Months ended September 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$38,311	100.0%	$27,533	100.0%	$10,778	39.1%
Cost of revenue	16,802	43.9%	9,935	36.1%	6,867	69.1%
Gross profits	$21,509	56.1%	$17,598	63.9%	$3,911	22.2%

Revenue. Revenue for the three months ended September 30, 2008 increased by $10.8 million compared with the three months ended September 30, 2007. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $13.9 million of our total revenue for the three months ended September 30, 2008, compared with $12.2 million during the three months ended September 30, 2007. The increase in sales to Cisco was primarily due to increased revenues of our new and additional products for Cisco, including the NL7000, NL8000 and TCAM2 products which increased $7.4 million, offset by a decrease of $5.3 million from 2007 in revenue from sales of NL5000 products.  Revenue from non-Cisco customers represented $24.4 million of total revenue for the three months ended September 30, 2008, compared with $15.3 million for the three months ended September 30, 2007.  The increase in sales to non-Cisco customers was driven primarily by increased demand for our products in several emerging new markets, such as 10 Gigabit Ethernet, including our acquired PLP products, and IPTV.  During the three months ended September 30, 2008, Alcatel-Lucent accounted for 10% of our total revenue.  Given the weakness in the macroeconomic environment, we expect our revenues, including revenues from sales to Cisco, to decline in the three months ended December 31, 2008.

        Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended September 30, 2008 increased by $6.9 million compared with that of the three months ended September 30, 2007. Cost of revenue increased primarily due to an increase in product sales, amortization of intangible assets, and a provision for excess and obsolete inventory. Cost of revenue for the three months ended September 30, 2008 and 2007 included $3.0 million and $0.6 million, respectively, of amortization of intangible assets, and $1.1 million and $0.3 million, respectively, of a provision for excess and obsolete inventory.  The increase in amortization of intangible asset was primarily attributable to intangible assets recorded in connection with our acquisitions in the second half of 2007.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months ended September 30, 2008	Percentage of Revenue	Three Months ended September 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$13,629	35.6%	$10,830	39.3%	$2,799	25.8%
Selling, general and administrative	7,195	18.8%	5,112	18.6%	2,083	40.7%
Total operating expenses	$20,824	54.4%	$15,942	57.9%	$4,882	30.6%

Research and Development Expenses. Research and development expenses increased by $2.8 million during the three months ended September 30, 2008, compared with the same period in 2007 primarily due to increases in payroll related expenses of $1.1 million, product development and qualification expenses of $0.7 million, consulting and outside vendor expenses of $0.8 million, and stock based compensation expenses of $0.4 million, which were partially offset by a decrease in travel related expenses of $0.2 million. The increase in payroll-related expenses resulted primarily from increases in engineering headcount in India to support our new product development efforts, and in the U.S. as a result of the Aeluros Acquisition. The increase in product development and qualification expense related to production qualification and characterization of our newly introduced knowledge-based processors. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million during the three months ended September 30, 2008, compared with the same period in 2007, primarily due to increases in commission expense of $0.5 million, consulting and outside vendor services expense of $0.5 million, payroll related expenses of $0.4 million, stock-based compensation expense of $0.1 million, and other professional service fees of $0.1 million. The increase in commission expenses was primarily a result of our increase in revenue. The increase in payroll related expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. Selling, general and administrative expenses also included $0.3 million of amortization expense for the customer relationship intangible asset related to the Aeluros Acquisition. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the three months ended September 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months ended September 30, 2008	Percentage of Revenue	Three Months ended September 30, 2007	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Other income, net:
Interest income	$421	1.1%	$1,291	4.7%	$(870)	-67.4%
Other income (expense), net	(18)	0.0%	7	0.0%	(25)	-357.1%
Total interest and other income, net	$403	1.1%	$1,298	4.7%	$(895)	-69.0%

Benefit from income taxes	$(168)	-0.4%	$(504)	-1.8%	$336	-66.7%

    Interest and Other Income (Expenses), Net. Interest and other net income decreased by $1.0 million for the three months ended September 30, 2008, compared with the same period in 2007, primarily due to our lower invested balances after paying approximately $71.7 million in connection with our acquisitions of the TCAM2 Products from Cypress and the Aeluros Acquisition, and also lower yields on our investments. Our cash, cash equivalents and short-term investments balance decreased from $99.8 million at September 30, 2007 to $85.9 million at September 30, 2008.

Benefit from Income Taxes. During the three months ended September 30, 2008, we recorded an income tax benefit of $0.2 million.  Our effective tax rate for the three months ended September 30, 2008 was driven primarily by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Comparison of Nine Months Ended September 30, 2008 with Nine Months Ended September 30, 2007

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit for the nine months ended September 30, 2008 and 2007 (in thousands, except percentage data):

	Nine Months ended September 30, 2008	Percentage of Revenue	Nine Months ended September 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$109,034	100.0%	$76,778	100.0%	$32,256	42.0%
Cost of revenue	48,167	44.2%	28,036	36.5%	20,131	71.8%
Gross profits	$60,867	55.8%	$48,742	63.5%	$12,125	24.9%

Revenue. Revenue for the nine months ended September 30, 2008 increased by $32.3 million compared with the nine months ended September 30, 2007. Revenue from sales to Cisco represented $42.9 million of our total revenue for the nine months ended September 30, 2008, compared with $39.2 million during the nine months ended September 30, 2007. The increase in sales to Cisco  resulted primarily from increased revenues of $22.1 million from new and additional products for Cisco, including the NL7000, NL8000 and TCAM2 products partially, offset by a decrease of $17.5 million from 2007 in revenue from sales of NL5000 products.  Revenue from our non-Cisco customers represented $66.1 million of our total revenue for the nine months ended September 30, 2008, compared with $37.6 million for the nine months ended September 30, 2007.  The increase in sales to non-Cisco customers was driven primarily by the increased demand for our products in several emerging new markets, such as 10 Gigabit Ethernet, including our PLP products, and IPTV.  During the nine months ended September 30, 2008, Alcatel-Lucent accounted for 10% of our total revenue. Given the weakness in the macroeconomic environment, we expect our revenues, including revenues from sales to Cisco, to decline in the three months ended December 31, 2008.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the nine months ended September 30, 2008 increased by $20.1 million compared with that of the nine months ended September 30, 2007.  Cost of revenue increased primarily due to higher product sales, amortization of intangible assets, and a provision for excess and obsolete inventory and product scrap charges which were partially offset by a reversal of previously accrued inventory exposures that were no longer considered a liability. Cost of revenue for the nine months ended September 30, 2008 and 2007 included $9.0 million and $1.3 million, respectively, of amortization of intangible assets, and $1.7 million and $0.7 million, respectively, of a provision for excess and obsolete inventory.

Operating expenses

The table below sets forth operating expense data for the nine months ended September 30, 2008 and 2007 (in thousands, except percentage data):

	Nine Months ended September 30, 2008	Percentage of Revenue	Nine Months ended September 30, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Operating expenses:
Research and development	$38,192	35.0%	$31,763	41.4%	$6,429	20.2%
Selling, general and administrative	19,904	18.3%	13,633	17.8%	6,271	46.0%
Total operating expenses	$58,096	53.3%	$45,396	59.2%	$12,700	28.0%

Research and Development Expenses. Research and development expenses increased by $6.4 million during the nine months ended September 30, 2008, compared with the same period in 2007, primarily due to increases in payroll related expenses of $3.1 million, product development and qualification expenses of $2.2 million, consulting and outside vendor expenses of $1.1 million, which were partially offset by a decrease of stock-based compensation expense of $0.1 million and travel expenses of $0.1 million. The increase in payroll-related expenses resulted primarily from increases in engineering headcount in India to support our new product development efforts, and in the U.S. as a result of the Aeluros Acquisition. The increase in product development and qualification expense related to the production qualification and characterization of our newly introduced knowledge-based processors. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.3 million during the nine months ended September 30, 2008, compared with the same period in 2007, primarily due to increased commission expenses of $1.6 million, payroll related expenses of $1.3 million, consulting and outside vendor expense of $0.9 million, other professional services fess of $0.6 million, stock-based compensation expense of $0.5 million. The increase in commission expenses was primarily a result of our increase in revenue. The increase in stock-based compensation expense and payroll related expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. Selling, general and administrative expenses also included $1.0 million of amortization expense for the customer relationship intangible asset related to the Aeluros Acquisition. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the nine months ended September 30, 2008 and 2007 (in thousands, except percentage data):

	Nine Months ended September 30, 2008	Percentage of Revenue	Nine Months ended September 30, 2007	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Other income, net:
Interest income	$1,259	1.2%	$3,724	4.9%	$(2,465)	-66.2%
Other income (expense), net	(111)	-0.1%	36	0.0%	(147)	-408.3%
Total interest and other income, net	$1,148	1.1%	$3,760	4.9%	$(2,612)	-69.5%

Benefit from income taxes	$(796)	-0.7%	$(326)	-0.4%	$(470)	144.2%

Interest and Other Income (Expenses), Net. Interest and other net income decreased by $2.6 million during the nine months ended September 30, 2008, compared with the same period in 2007, primarily due to our lower invested balances after paying approximately $71.7 million in connection with our acquisition activities of the TCAM2 Products from Cypress and the Aeluros Acquisition, and lower yields on our investments. Our cash, cash equivalents and short-term investments balance decreased from $99.8 million at September 30, 2007 to $85.9 million at September 30, 2008.

Benefit from Income Taxes. During the nine months ended September 30, 2008, we recorded an income tax benefit of $0.8 million. Our effective tax rate for the nine months ended September 30, 2008 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Liquidity and Capital Resources: Changes in Financial Condition

At September 30, 2008, our principal source of liquidity was cash and cash equivalents, which totaled $85.9 million.  We believe that our current cash position will be sufficient to meet our expected cash requirements for at least the next twelve months.

The Company’s cash and cash equivalents are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents as of September 30, 2008.  However, the capital and credit markets have been experiencing unprecedented levels of extreme volatility and disruption. Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues.  We can provide no assurance that our cash and cash equivalents investments will not be impacted by these matters in the future. The table below sets forth the key components of cash flow for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$32,326	$21,991
Net cash provided by (used in) investing activities	$(1,318)	$20,682
Net cash provided by financing activities	$4,272	$3,370

Cash Flows during the Nine Months Ended September 30, 2008

Net cash provided by operating activities was $32.3 million for the nine months ended September 30, 2008,which primarily consisted of $4.7 million of net income, $26.3 million of non-cash operating expenses and $1.3 million in changes in operating assets and liabilities.  Non-cash items in the nine months ended September 30, 2008 included depreciation and amortization expense of $12.9 million, stock-based compensation expense of $11.6 million, and provision for inventory reserves of $1.7 million.  Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $3.8 million, deferred margin of $1.5 million, and inventory of $1.3 million on higher product sales, offset by a decrease in accrued liabilities of $1.7 million.

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2008, which was primarily due to purchases of computer equipment and research and development design tools to support our on-going R&D projects. We expect to use our cash on hand for capital expenditures of approximately $0.7 million primarily for design tools during the remainder of 2008 to support product development activities.

Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2008, which was primarily due to net proceeds of $7.5 million of stock option exercises, offset by $3.2 million in principal payments of software licenses and other obligations.

Cash Flows during the Nine Months ended September 30, 2007

Net cash provided by operating activities was $22.0 million. Net cash provided by operating activities primarily consisted of $7.4 million of net income, $14.5 million on non-cash operating expenses and $0.1 million in changes in operating assets and liabilities.  Non-cash items in the nine months ended September 30, 2007 included stock-based compensation expense of $10.9 million, depreciation and amortization expenses of $4.3 million, and provision for excess and obsolete inventory reserves of $0.6 million, offset by accretion of discount on debt securities of $0.8 million, and net impact of deferred tax asset valuation allowance release of $0.5 million.  Changes in operating assets and liabilities were primarily driven by an increase in accounts payable and accrued liabilities of $2.6 million, deferred margin of $0.7 million, accounts receivables of $2.9 million on higher sales of our knowledge based processors during the period, prepaids and other assets of $1.2 million due to prepayment of directors’ and officers’ insurance premiums, offset by a decrease in inventory of $1.0 million.

Net cash used by investing activities was $20.7 million for the nine months ended September 30, 2007, which was primarily due to $14.6 million to purchase the TCAM2 and TCAM-CR network search engine products and certain related assets from Cypress, $14.0 million for the purchase of short-term investments, and $1.5 million to purchase computer equipment and research and development design tools to support our on-going R&D projects, offset by $50.8 million in proceeds from maturities of short-term investments.

 Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2007, primarily from $6.0 million of net proceeds of stock option exercises, offset by $2.7 million of repayments of software licenses and other obligations.

Contractual Obligations

Our principal commitments as of September 30, 2008 consisted of operating lease obligation payments, wafer purchases, and payments on software licenses and other obligations, which are summarized below (in thousands)

	Total	Less than 1 year	1 -3 years	4 -5 years	After 5 years
Operating lease obligations	$2,784	$994	$1,790	$-	$-
Software licenses and other obligations	1,418	877	541	-	-
Wafer purchases	5,564	5,564	-	-	-
Total	$9,766	$7,435	$2,331	$-	$-

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

As of October 31, 2008, we became obligated to pay up to an additional $15.5 million in cash to the former Aeluros stockholders due to our attainment of post-acquisition revenue milestones, subject to certain adjustments as provided in the Aeluros acquisition agreement. We expect to make a final determination of the amount owed and pay it in the first half of 2009.

As of September 30, 2008, the total amount of our unrecognized tax benefits was $15.5 million and is considered a long-term obligation. We have recognized a net amount of $8.8 million in other liabilities for unrecognized tax benefits in our Condensed Consolidated Balance Sheet as of September 30, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2008, our investments consisted primarily of money market funds, government agency debt securities, and commercial paper. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

During the period covered by this Quarterly Report on Form 10-Q the implementation of a new enterprise resource planning system and related control processes represented a change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. Cisco and its contract manufacturers accounted for 36% and 44% of our total revenue, for the three months ended September 30, 2008 and 2007, respectively, and 39% and 51% for the nine months ended September 30, 2008 and 2007, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 69% of our total revenue for the nine months ended September 30, 2008. The increase is foreign sales is primarily due to the use of off-shore contract manufacturers by our largest customers. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

If the recent credit market conditions worsen, it could have a material adverse impact on our investment portfolio.

Although we manage our investment portfolio by purchasing only highly rated securities and diversifying our investments across various money market funds, investment types, and underlying issuers, recent volatility in the short-term financial markets has been unprecedented. In addition, the current credit and liquidity crisis has substantially reduced both liquidity and asset transparency for many funds holding investment securities. Further deterioration, in the financial condition of the funds in which we have invested or of the issuers whose paper we have purchased remains possible.  If such deterioration occurs, the value of our investments could be materially adversely affected.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: November 5, 2008	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2008	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification