Form 10-K
NETLOGIC MICROSYSTEMS INC
filed 2009-03-04
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $588,857,975 (based on the last reported sale price of $33.20 on June 30, 2008).

21,895,133 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2009 Annual Meeting of Stockholders to be held on or about May 15, 2009 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NETLOGIC MICROSYSTEMS, INC.
FISCAL 2008 FORM 10-K

PART I

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our future business operations and results, the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risks Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” below. All forward-looking statements in this report are based on information available to us as of the date of this report, and we assume no obligation to update any such forward-looking statements. The information contained in this report should be read in conjunction with our condensed financial statements and the accompanying notes contained in this report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

ITEM 1.	BUSINESS.

Overview

We are a semiconductor company that designs, develops and sells proprietary high-performance processors and high-speed integrated circuits that are used by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our knowledge-based processors, physical layer products and network search engine products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, datacenter, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communications Systems, Inc.,  Cisco Systems, Inc., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

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

Some of our challenges in fiscal 2008 and in fiscal 2009 include improving operating efficiencies in the light of recently deteriorating macroeconomic conditions, diversifying our product offerings and inventory management. While we achieved a year-over-year growth in total revenue from $109.0 million for fiscal year 2007 to $139.9 million for fiscal year 2008, we did experience a quarter-over-quarter decline in revenue from $38.3 million for our third fiscal quarter in 2008 to $30.9 million for our fourth fiscal quarter in 2008. We believe the decrease in demand was primarily due to macroeconomic conditions that decreased customer demand for our products. We also expect revenue for the first quarter of fiscal 2009 to decline further relative to the first quarter of fiscal 2008.  In response, we have focused on operating efficiencies and lowered our operating expenses from $20.8 million for the third quarter of fiscal 2008 to $20.1 million for our fourth fiscal quarter in 2008. We expect to remain focused on maintaining our operating expenses at an appropriate level relative to our revenue during this period of macroeconomic weakness.

For the years ended December 31, 2008, 2007, and 2006, our top five customers accounted for approximately 68%, 79% and 84% of total product revenue, respectively. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

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

Our Markets

We sell our products primarily to OEMs that supply networking equipment for the Internet infrastructure, which consists of various networking systems that process packets of information to enable communication between the networking systems. This networking equipment includes routers, switches, application acceleration equipment, network security appliances, network access equipment and networked storage devices that are utilized by networking systems such as:

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

Due to the increased usage of the Internet, as well as the greater complexity of Internet-based infrastructure to support quad-play applications, OEM systems must increasingly make complex decisions about individual packets of information using knowledge about the overall network, which includes the method and manner  in which networking systems are interconnected, as well as traffic patterns and congestion points, connection availability, user-based privileges, priorities and other attributes. These systems also need knowledge about the content carried by the network and the applications that use the network. Using this knowledge of the network to make complex decisions about individual packets of information involves network awareness, while using knowledge of packet content to make complex decisions about individual packets of information involves content awareness, also known as deep-packet inspection. Network awareness and content awareness include the following:

•	Preferential transmission of packets based upon assigned priority;

•	Restrictions on access based upon security designations;

•	Changes to packet forwarding destinations based upon traffic patterns and bandwidth availability, or packet content; and

•	Addition or deletion of information about networks and users and applications.

Moreover, network and content awareness in advanced systems require multiple classes of packet processing, in addition to forwarding packets in the network. These additional classes of processing include access control for network security, prioritization of packets to maintain quality of service (“QoS”) and statistical measurement of Internet traffic for transaction billing. Compared to the basic processing task of forwarding, these additional classes of packet processing require a significantly higher degree of processing of IP packets to enable network and content awareness, or network-aware and content-aware processing.

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

Our Strategy

Our objectives are to be the leading provider of network-aware and content-aware processing solutions, as well as 10 to 100 Gigabit physical layer solutions,  to networking OEMs and to expand into new markets and applications. To achieve these goals, we are pursuing the following strategies:

    Maintain and Extend our Market and Technology Leadership Positions. We were the first supplier of knowledge-based processors to offer a “hybrid” architecture that integrates our advanced Sahasra algorithmic technology with knowledge-based processing engines; the first supplier to offer 64Gbps of interconnect bandwidth, the first supplier to offer approximately 256 thousand Internet Protocol Version 6 (“IPv6”) database entries and 1 million Internet Protocol Version 4 (“IPv4”) data entries, the first supplier to achieve 1.0 Volt operation of knowledge-based processors for lower power dissipation; and the first supplier to achieve operating frequencies of up to 500 MHz. We were also the first supplier of knowledge-based processors that are capable of processing application networking and security functions with a single 10 Gigabit-per-second engine. In addition, we were the first supplier of quad-port 10 Gigabit and 100 Gigabit PHY solutions targeted at next-generation carrier optical transport networks and advanced data-center networks. We intend to expand our market and technology leadership positions by continuing to invest in the development of successive generations of our knowledge-based processors and our other products to meet the increasingly high performance needs of networking OEMs, and as well as potentially acquire such capabilities through strategic partnerships and purchases of other businesses when we encounter favorable opportunities. We intend to leverage our engineering capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high performance circuit design, custom circuit layout, high performance I/O interfaces, and applications engineering. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our products.

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

Capitalize on Highly Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus greater resources on product development. We work closely with our wafer foundries to incorporate advanced process technologies in our solutions to achieve higher levels of performance and to reduce costs. These technologies include advanced 130, 110, 80 and 55 nanometer complimentary metal oxide semiconductor (“CMOS”) processing nodes with up to eight layers of copper interconnect and 300 millimeter wafer sizes. Our business model allows us to benefit from the large manufacturing investment of our wafer foundries which are able to leverage their investment across many markets.

Expand International Presence. We sell our products on a worldwide basis and utilize a network of direct sales and independent sales representatives in the U.S., Europe and Asia. We intend to continue to expand our sales and technical support organization to broaden our customer reach in new markets. We believe that Asia, in particular China, and Europe, where we have already established customer relationships, provides the potential for significant additional long-term growth for our products. Given the continued globalization of OEM supply chains, particularly with respect to design and manufacturing, we believe that having a global presence will become increasingly important for securing new customers and design wins and to support OEMs in bringing their products to markets.

Our Products

Our products include high-performance knowledge-based processors, NETLiteTM processors, network search engines and physical layer products.

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

In 2008, we announced initial production shipments of the NL71024XT knowledge-based  processor, which is optimized for Terabit routing and switching applications. Multiple NL71024XT processor can be clustered together to increase processing performance, and our customers have incorporated as many as 30 NL71024XT processors in a system for full Terabit routing performance.

Also in 2008, we announced production shipments of our NL91024 and NL91024XT knowledge-based processors, which are capable of processing 1.5 billion decisions per second. These latest additions to our NL9000 processor family integrate 128 knowledge-based processing engines, feature our Intelligent Load Balancing Engine that efficiently allocates multiple tasks and coordinates communications among processing engines, ands incorporate our advanced Sahasra technology to lower power consumption.

We also offer our Sahasra family of knowledge-based processors which use advanced algorithms to achieve low power dissipation and are particularly well suited for applications using exact match or longest-prefix match functions. This family of devices scales up to 1.5 million IPv4 entries in a single device.

NETL7™ Layer 7 Knowledge-based Processors. For networking infrastructure that supports Layer 7 routing, decisions on how to handle IP packets are made using the information that is contained in the packet payload or packet content. The packet content contains the actual data being transmitted between applications using the network. Layer 7 of the OSI reference model, known as the application layer, facilitates communication between software applications and lower-layer network services. Our NETL7 TM  knowledge-based processors are designed to accelerate Layer 7 content processing and signature recognition tasks for enterprise and carrier-class networks. In 2008, we announced the availability of the NLS205 NETL7 processor capable of scaling from 250 Megabits per second to 2.5 Gigabits per second line rates, and the NLS2000 NETL7 processing solution that provides up to 20 Gigabits per second of deep-packet inspection performance-. This extends the processing capabilities of our knowledge-based processors into the packet payload, thereby enabling the design and deployment of next-generation networking systems that can make packet processing decisions based on an awareness of the packet content. Typical applications for the NETL7 processors include Layer 7 application switches and routers, mobile wireless infrastructure equipment, unified threat management appliances, intrusion detection and prevention systems and malware protection gateways.

NETLite™ Processors

Our NETLite™ processor families are specifically designed for cost-sensitive, high-volume applications such as entry-level switches, routers and access equipment. The NETLite processor families leverage circuit techniques developed and refined during the design of our knowledge-based processor families, and benefit from die size optimization, lower power dissipation and redundant computing techniques. In addition, the NETLite processors utilize a simplified pipeline architecture, as compared to our knowledge based processors, that allows for lower cost manufacturing and assembly in less expensive packages, and allows for lower cost system designs. As such, the NETLite processors are ideal for entry-level systems that do not require the advanced parallel processing and deep pipelining performance of our high-end knowledge-based processors.

Our NETLite processors also include the Ayama™10000 and Ayama 20000 processors. We offer these processors in densities ranging from 128K to 512K IPv4 entries, and they include differentiated features such as Mini-Key™ power management. The Ayama 20000 processors incorporate all the features of the Ayama 10000 processors and work seamlessly with industry-leading NPUs. To help reduce development time and cost, we also offer the Ayama processors with our Cynapse TM  software platform for customers to more easily integrate these processors into their systems.

In 2008, we announced the availability and production shipment of two new NETLite processors, the NL56615 and NL3380, designed utilizing 55 nanometer process geometries. These new NETLite processors are targeted to operate in conjunction with a new generation of merchant silicon switches and network processors to enable higher performance, lower power and lower system costs for customers developing next-generation enterprise desktop switches.

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

In August 2007, we purchased the TCAM2 network search engine products and certain related assets from Cypress. The acquisition of the TCAM2 products has expanded our revenue base and extended our market presence in the desktop switching market segment.

Physical Layer Products

Our PLP, or physical layer, family of products provides high-performance, single and dual-channel low-power interface technology for high-density data communication and storage systems, and offers comprehensive support for multiple 10-Gigabit Ethernet standards. The PLP products also integrate advanced electronic dispersion compensation, technology. We expect our PLP family of products to benefit from the same market drivers as our knowledge-based processors, including growth in 10-Gigabit Ethernet ports in switches and routers, upgrades of the telecom infrastructure to support IPTV, and the deployment of the 10Gbit Ethernet IP-backbone for advanced mobile wireless networks.

In 2008, we introduced several new physical layer products, including dual-port 10 Gigabit Ethernet products, the industry’s first quad-port physical layer products and our NLP10000, the industry’s first 100 Gigabit Ethernet physical layer solution which is targeted at next-generation core, metro, data center and access aggregation systems.

Customers

The markets for networking systems utilizing our products and services are mainly served by large networking OEMs, such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Extreme Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

We work with these and other networking OEMs to understand their requirements, and provide them with solutions that they then qualify and, in some cases, specify for use within their systems. While we sell directly to some networking OEMs, we also provide our products and services indirectly to other networking OEMs through their contract manufacturers, who in turn assemble our products into systems for delivery to our OEM customers. Sales to contract manufacturers accounted for 41%, 65% and 78% of total revenue in 2008, 2007 and 2006, respectively. Sales of our products are made under short-term, cancelable purchase orders. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

We also provide our products and services indirectly to our OEM customers through our international stocking sales representatives. Our stocking sales representatives are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S. These international stocking sales representatives generally exclusively service a particular foreign region or customer base, and purchase our products pursuant to cancelable and reschedulable purchase orders containing our standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. To date, our international stocking sales representatives have returned a small number of defective products to us. Our international stocking sales representatives may also act as a sales representative and receive commissions on sales of our products. Our international stocking sales representatives include Bussan Microelectronics Corporation/Mitsui Comtek Corporation and Lestina International Limited. Sales through our international stocking sales representatives accounted for 10%, 11% and 13% of total revenue in 2008, 2007 and 2006, respectively. While we have purchase agreements with our international stocking sales representatives, they do not have long-term contracts with any of our OEM customers that use our products and services.

On November 7, 2005, we entered into master purchase agreements with each of Cisco Systems, Inc. and Cisco Systems International B.V. Cisco, who together with their contract manufacturers, are our largest customers. Pursuant to these agreements, we agreed to supply to Cisco (including its subsidiaries and contract manufacturers) certain of our products for incorporation into Cisco’s products. These agreements set forth the general business terms and conditions applicable to our sales to Cisco, including,

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

•	Cisco’s cancellation rights for standard and custom products;

•	Cisco’s approval and related rights with respect to any proposed changes to, or discontinuation of, our products purchased by Cisco;

•	Cisco’s right to purchase our knowledge-based processors directly from our manufacturers under the following circumstances;

• product discontinuation;

• bankruptcy, insolvency and similar situations;

• transfer of at least 50% of our voting control to a Cisco competitor that generates less than 50% of its annual sales from integrated circuit products;

•	in all cases, subject, among other things, to Cisco’s continuing obligation to pay us for the product and our obligation to disclose the costs charged to us by our manufacturers;

•
perpetual, royalty-free, non-exclusive, worldwide license grant to Cisco to use binary code versions of our software in connection with Cisco’s manufacture, sale, license, loan or distribution of its products; and

•
Cisco’s extended product warranties, generally for three years and, in the case of epidemic failures, for five years and our indemnification obligation for epidemic failures which will not exceed the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately $13.2 million at December 31, 2008) or $9.0 million, plus replacement costs. The initial term of these agreements is three years, subject to renewal and termination rights, and which was automatically renewed through November 2009.

During the second half of 2007, at Cisco’s request we transitioned into a just-in-time inventory model covering substantially all of our product shipments to Cisco and its contract manufacturers. In conjunction with this transition, in the third quarter of 2007, we entered into a purchase agreement with Wintec Industries who, during the second half of 2007, became the primary purchaser of our products on a consignment basis for resale to Cisco and Cisco’s contract manufacturers. We generally have provided to Wintec the same terms and conditions that we provide to Cisco under the master purchase agreement between us and Cisco, including: our obligations to accept all purchase orders from Wintec (unless we are unable to meet Wintec’s schedule), ensure that we have the capacity to increase or decrease production of our products based upon Wintec’s demand forecasts, use our best efforts to meet Wintec’s stated cost reduction targets and provide to Wintec all price decreases that we achieve, cancellation rights for standard and custom products, and extended product warranties. We also have extended to Wintec a credit limit sufficient to cover our anticipated annual business with Cisco and Cisco’s contract manufacturers. Given the volume of business that we have with Wintec, we have received from Wintic irrevocable letters of credit and reliable guarantees to support the credit limit we have extended to Wintec. In our discretion, we may accept orders from Wintec that exceed the credit limit based on our analysis of the collectability of such orders and Wintec’s payment history. Sales through Wintec accounted for 35% of total revenue in 2008.

In 2008, 2007 and 2006, Cisco, including its contract manufacturers, accounted for 38%, 50% and 61% of our total revenue, respectively. Cisco accounted for a smaller portion of our total sales in 2008 as we increased our customer diversification. Notably, Alcatel-Lucent became a 12% customer, by revenue, in 2008. We expect to continue to further diversify our customer account base in 2009.

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

We operate in one business segment and sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue:
United States	$46,287	$48,221	$54,952
Malaysia	42,435	34,017	21,349
China	30,378	14,126	3,257
Other	20,827	12,699	2,201
Total	$139,927	$109,063	$81,759

Research and Development

We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of networking OEMs. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. In 2005 we opened a design center in Bangalore, India to accelerate introduction of our product development. As of December 31, 2008, we had approximately 161 full-time employees engaged in research and development worldwide. Our research and development expense was $51.6 million, $45.2 million and $36.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our products are designed to use industry standard packages and be tested using widely available automatic test equipment. We develop and control product test programs used by our subcontractors based on our product specifications. We currently rely on Amkor Technology, Inc., Advanced Semiconductor Engineering, Inc. in Taiwan, King Yuan Electronics Co., Ltd. in Taiwan, ISE Labs, Inc. and Viko Test Lab in the U.S. to assemble and test our products. We also have an office in Taiwan that employs local personnel to work directly with our Asian wafer manufacturers and assembly and test houses to facilitate manufacturing operations.

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

Competition

The markets for our products are highly competitive. We believe that the principal bases of competition are:

•	processing speed;

•	power dissipation;

•	capacity of the knowledge or signature database that can be processed;

•	advanced product features allowing OEM and system customer product differentiation;

•	price;

•	product availability and reliability;

•	customer support and responsiveness;

•	timeliness of new product introductions; and

•	credibility in designing and manufacturing products.

We believe that we compete favorably on each of the bases identified above. However, some of our competitors have greater financial resources and a longer track record as a semiconductor supplier than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. Within our target market, we primarily compete with certain divisions of Integrated Device Technology, Inc. and Renesas Technology, Corp. In the Layer 7 market, we primarily compete with certain divisions of LSI Corporation. In the 10-Gigabit Ethernet physical layer market, we primarily compete with certain divisions of Applied Micro Circuits Corporation, Broadcom Corporation, Marvell Technology Group Ltd., Cortina Systems, Inc. and Vitesse Semiconductor Corporation. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, including large integrated device manufacturers, and innovative start-up semiconductor design companies.

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

As of February 5, 2009, we held 246 issued U.S. patents and 12 issued foreign patents with expiration dates ranging from 2011 to 2027.  We also have numerous patent applications pending in the U.S and abroad. We may not receive any additional patents as a result of these applications or future applications. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

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

Employees

As of December 31, 2008, we had 255 full-time employees worldwide, including 161 in research and development, 46 in operations, 27 in sales and marketing and 21 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We derive a substantial portion of our total revenue from sales of our knowledge-based processors in the networking market and expect to continue to derive a substantial portion of our total revenue from this market for the foreseeable future. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking original equipment manufacturers, or OEMs, must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future or that the demand for our customers’ systems will increase as well. In addition, a majority of the total increase in our revenue in 2008 came from sales of TCAM2 and PLP products that we acquired in 2007. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if the OEM customers modify their current product designs or select products sold by our competitors instead. Thus, our future success depends in large part on factors outside our control, and sales of our knowledge-based processors and other products may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of networking OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the years ended December 31, 2008, 2007 and 2006, Cisco and its contract manufacturers accounted for 38%, 50% and 61% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

Although we reported net income of $3.6 million, $2.6 million and $0.6 million during the years ended December 31, 2008, 2007 and 2006, we reported net losses in years prior to fiscal 2005. At December 31, 2008, we had an accumulated deficit of approximately $76.0 million. To sustain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis.

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

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 41%, 65% and 78% of our total revenue for the year ended December 31, 2008, 2007 and 2006, respectively. Contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

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

If we fail to maintain competitive equity compensation packages for our employees, or if our stock price declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. If our stock price declines due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, our equity compensation incentives, especially stock options may lose value to key employees, and we may lose these employees or be forced to grant additional options to retain them. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional equity awards necessary to retain employees; and

•	potential compensation charges against the company, which could negatively impact our operating results.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 67%, 56% and 52% of our total revenue during the years ended December 31, 2008, 2007 and 2006. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

The timing and amount of our revenue depend on the ability of the networking OEMs who use our knowledge-based processors to market, produce and ship systems incorporating our technology. Factors that negatively affect a significant customer or group of customers could negatively affect our results of operations and financial condition. Many issues beyond our control influence the success of the networking OEMs that use our products, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities, their ability or inability to obtain other components from other suppliers, the compatibility of any of their other components with our products, the impact of the worldwide recession on their capital spending and sales of their networking equipment, and their financial and other resources. Likewise, we have no control over their product development or pricing strategies, which directly affect sales of their products and, in turn, our revenue and the current worldwide recession is likely to reduce our year over year total revenue in at least the first half of fiscal 2009 as our customers in Japan and the markets for high-end enterprise, cable and datacenter equipment have reduced their capital expenditures. A decline in sales of our OEM customers’ systems that use our knowledge-based processors would reduce our revenue. In addition, seasonal and other fluctuations in demand for their products could cause our operating results to fluctuate, which could cause our stock price to fall.

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

If our products are defective or malfunction, we could be subject to product warranty or product liability claims that could have significant related warranty charges or warranty reserves in our financial statements. Further, we may spend significant resources investigating potential product design, quality and reliability claims, which could result in additional charges in our financial statements until such claims are resolved. We cannot guarantee that warranty reserves will either increase or decrease in future periods. Further, in connection with the master purchase agreements that we entered into with Cisco in 2005, we agreed to extended product warranties for the benefit of Cisco. Specifically, we agreed to general three-year warranties and, in the case of epidemic failures, to five-year warranties. In addition, under the Cisco agreements, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately, $13.2 million at December 31, 2008) or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity, our operating results may be adversely affected. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

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

    We may experience difficulties with our new enterprise resource planning (“ERP”) system implemented as of January 2008 that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system or any future systems also could adversely affect our ability to maintain effective internal control over financial reporting and to complete the evaluation of our internal controls and pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, resulting in delayed reporting of material financial information and filing of required reports with the SEC. In addition, system failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. Any of these events could cause our operating results to be misstated, our reputation to be harmed and the trading price of our common stock to be adversely affected.

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

In addition, the networking industry from time to time has experienced and may experience a pronounced downturn. To respond to a downturn, many networking service providers may be required to slow their research and development activities, cancel or delay new product developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from networking OEMs, which would have a significant negative impact on our business. In the future, a downturn in the networking industry may cause our operating results to fluctuate significantly from year to year, which also may tend to increase the volatility of the price of our common stock. For example, the worldwide recession that commenced in fiscal 2008 has reduced capital spending and sales of some of our larger customers, particularly those customers in Japan and those that sell high-end enterprise, cable and datacenter equipment, which reduced our quarter-over-quarter revenues in the fourth fiscal quarter of 2008 and is  likely to reduce our year-over-year total revenue in at least the first half of fiscal 2009.

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

Any acquisitions we make could disrupt our business, and harm our financial condition and dilute our stockholders.

In the future, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Acquisitions present a significant number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs, reduce the value to us of the acquired company or business, including:

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

Under our master purchase agreements with Cisco, in the event of, among other things, the transfer of at least 50% of our voting control to a Cisco competitor that generates less than 50% of its annual sales from integrated circuit products, Cisco may exercise rights to purchase our knowledge-based processors directly from our manufacturers, subject to payments to us. This provision may discourage or complicate attempts by some third parties to acquire us.

The price of our stock could decrease as a result of shares being sold in the market, including sales by directors, officers and other significant stockholders.

Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of our common stock from time to time. Substantially all the shares of our common stock currently outstanding are eligible for sale in the public market but sales by our affiliates will be subject to conditions of Rule 144 (other than holding period requirements) including the volume restrictions set forth in SEC Rule 144(e). As of February 5, 2009, several of our executive officers and one board member have entered into plans for selling a portion of their shares of common stock in the manner described under Rule 10b5-1 of the Securities Exchange Act of 1934. Each plan is non-discretionary and is administered by an independent brokerage firm. Their individual plans provide for total sales of between 8,600  and 200,000 shares per plan pursuant to limit orders at specified prices, with total potential sales by all of these plans amounting to 440,000 shares of common stock combined during 2009. Sales of the shares are further subject to the volume restrictions set forth in SEC Rule 144(e). Each plan provides for termination upon the completion of the specified trading program, the instruction of the stockholder, or the occurrence of other specified events, whichever is earliest. All of the shares will be sold through broker-dealers in ordinary market transactions. Pre-designated trading under these plans may cause unexpected declines in the market price of our common stock. In addition, subject to compliance with applicable securities laws, each of these executive officers may sell shares of common stock outside of these plans.

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

If the recent credit market conditions worsen, it could have a material impact on our investment portfolio.

Although we manage our investment portfolio by purchasing only highly rated securities and diversifying our investments across various money market funds, investment types, and underlying issuers, recent volatility in the short-term financial markets has been unprecedented.  In addition, the current credit and liquidity crisis has substantially reduced both the liquidity and asset transparency for many funds holding investment securities.  Further deterioration, in the financial condition of the funds in which we have invested or of the issuers whose paper we have purchased remains possible.  If such deterioration occurs, the value of our investments could be materially adversely affected.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names, ages and offices of each of our executive officers as of February 13, 2009:

Title	Age	Position
Ronald Jankov	50	Director, Chief Executive Officer and President
Michael Tate	43	Vice President and Chief Financial Officer
Dimitrios Dimitrelis	51	Vice President of Engineering
Ibrahim Korgav	60	Senior Vice President of Worldwide Buiness Operations
Mozfar Maghsoudnia	42	Vice President of Worldwide Manufacturing
Varadarajan Sirnivasan	58	Vice President of Product Development and Chief Technical Officer
Marcia Zander	46	Senior Vice President of Worldwide Sales
Chris O'Reilly	36	Vice President of Marketing
Roland Cortes	44	Vice President, General Counsel and Secretary

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

Our main executive, administrative and technical offices occupy approximately 42,000 square feet in Mountain View, California, under a lease that expires in July 2011. We also lease approximately 7,500 square feet in Bangalore, India under a lease that expires in February 2012, and approximately 2,000 square feet in Mumbai, India under a lease that expires in August 2010. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

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

Market Information for Common Stock

Our common stock is traded on the Global Select Market of the NASDAQ Stock Market under the symbol “NETL”. The following table sets forth, for the periods indicated, the intra-day high and low per share sale prices of our common stock, as reported on the Global Select Market.

	Price Range Per Share
	High	Low
Fiscal 2008
Fourth quarter	$30.45	$14.42
Third quarter	$39.10	$26.98
Second quarter	$40.26	$23.44
First quarter	$32.90	$20.15

Fiscal 2007
Fourth quarter	$38.69	$27.46
Third quarter	$37.25	$26.76
Second quarter	$35.17	$26.08
First quarter	$28.61	$20.00

Holders

As of January 31,2009, there were approximately 117 holders of record (not including beneficial holders of stock held in street names) of our common stock.

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

Performance Graph

The following graph shows the 54 month cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on July 9, 2004 (the day of the Company’s initial public offering) in each of the Company’s common stock, the S&P 500 Index and the Philadelphia Semiconductor Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among NetLogic Microsystems, Inc., the S&P 500 Index
and the Philadelphia Semiconductor Index

	Cumulative Total Return
	7/9/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
NetLogic Microsystems, Inc.	$100.00	$83.33	$227.00	$180.75	$268.33	$183.42
S&P 500 Index	$100.00	$108.91	$112.17	$127.45	$131.95	$81.17
Philadelphia Semiconductor Index	$100.00	$96.05	$106.28	$103.52	$90.45	$47.03

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes included in Item 8 of this report, which discusses factors affecting the comparability of such financial data.

The selected balance sheet data as of December 31, 2008 and 2007 and selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2006, 2005, and 2004 and the selected statements of operations data for the years ended December 31, 2005 and 2004 were derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$139,927	$109,033	$96,806	$81,759	$47,833
Cost of revenue	61,616	44,732	36,762	33,415	26,664
Gross profit	78,311	64,301	60,044	48,344	21,169
Operating expenses:
Research and development	51,607	45,175	36,578	21,939	19,425
In-process research and development	-	1,610	10,700	-	-
Selling, general and administrative	26,567	19,672	15,455	10,936	9,932
Total operating expenses	78,174	66,457	62,733	32,875	29,357
Income (loss) from operations	137	(2,156)	(2,689)	15,469	(8,188)
Interest income	1,595	4,431	3,737	1,568	382
Interest expense	-	-	-	(203)	(4,076)
Other income (expense), net	(92)	32	3	(16)	(149)
Income (loss) before income taxes	1,640	2,307	1,051	16,818	(12,031)
Provision for (benefit from) income taxes	(1,937)	(288)	459	379	-
Net income (loss)	$3,577	$2,595	$592	$16,439	$(12,031)
Net income (loss) per share - basic	$0.17	$0.13	$0.03	$0.93	$(1.17)
Net income (loss) per share - diluted	$0.16	$0.12	$0.03	$0.87	$(1.17)
Shares used in calculation - basic	21,472	20,747	19,758	17,725	10,318
Shares used in calculation - diluted	22,314	21,938	21,107	18,992	10,318

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$96,541	$50,689	$89,879	$65,788	$41,411
Working capital	87,853	63,956	95,986	65,164	45,283
Total assets	245,771	203,151	157,769	85,529	59,454
Software licenses and other obligations	1,219	2,528	2,625	687	1,317
Stockholders' equity	200,267	171,888	142,524	68,658	48,102

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

Overview

We are a semiconductor company that designs, develops and sells proprietary high-performance processors and high-speed integrated circuits that are used by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our knowledge-based processors, PLPs, and network search engine products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communication Systems, Inc., Cisco Systems, Inc., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

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

On October 24, 2007, we completed the merger and acquisition of Aeluros, Inc (the “Aeluros Acquisition”). The acquisition was accounted for as a business combination during the fourth quarter of fiscal 2007. We paid $57.0 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,770 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we paid $15.5 million cash in February 2009 based on the attainment of revenue performance milestones for the acquired business over the one year period following the close of the transaction. Approximately $8.5 million of the initial purchase price has been withheld and placed in escrow as a form of security for certain indemnification and other obligations of the former Aeluros stockholders.

Some of our challenges in fiscal 2008 and in fiscal 2009 include improving operating efficiencies in the light of recently deteriorating macroeconomic conditions, diversifying our product offerings and inventory management. While we achieved a year-over-year growth in total revenue from $109.0 million for fiscal year 2007 to $139.9 million for fiscal year 2008, we did experience a quarter-over-quarter decline in revenue from $38.3 million for our third fiscal quarter in 2008 to $30.9 million for our fourth fiscal quarter in 2008. We believe the decrease in demand was primarily due to macroeconomic conditions that decreased customer demand for our products. We also expect revenue for the first quarter of fiscal 2009 to decline further relative to the first quarter of fiscal 2008.  In response, we have focused on operating efficiencies and lowered our operating expenses from $20.8 million for the third quarter of fiscal 2008 to $20.1 million for our fourth fiscal quarter in 2008. We expect to remain focused on maintaining our operating expenses at an appropriate level relative to our revenue during this period of macroeconomic weakness.

For the years ended December 31, 2008, 2007, and 2006, our top five customers accounted for approximately 68%, 79% and 84% of total product revenue, respectively. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

As an integral part of our efforts to diversify our product and customer base, as well as strengthen our competitive positioning, and broaden our technology portfolio and research and development capabilities, we have entered into strategic acquisitions of products and technology, including the acquisition of the TCAM2 products and Sahasra algorithmic technology from Cypress and the acquisition of Aeluros and its PLP products.

Cisco and its contract manufacturers have accounted for a majority of our historical revenue, although the percentage of our overall revenue attributable to Cisco and its contract manufacturers declined for 2008. At Cisco’s request, in the third and fourth quarters of 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase.  This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows.

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

Revenue Recognition. We derive revenue mainly from product sales and, to a lesser extent, from engineering services. Historically, except for shipments to one distributor, we recognize revenue from product sales upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions. We have no obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support, additional products or enhancements. Customers, generally, have no rights of return unless the product does not perform according to specifications. Provisions for warranty expenses are recorded when revenue is recognized.

We entered into a purchase agreement with Wintec Industries who has become the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We generally recognize revenue when Wintec ships our product to Cisco or its contract manufacturers.

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

Warranty Accrual. Our products are subject to warranty for a period ranging from one to five years from the date of sale and we provide for the estimated future costs of replacement upon shipment of the product in the accompanying statements of operations. We estimate our warranty accrual based on historical claims compared to historical revenue and assume that we will have to replace products subject to a claim.

Allowance for Doubtful Accounts. In order to determine the collectability of our accounts receivable, we continually assess factors such as previous customer transactions and the credit-worthiness of the customer. To date, our accounts receivable write-offs have been immaterial. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. In general, we establish such allowances for accounts aged over 90 days from the invoice date, unless specific circumstances indicate that the balance is collectible.

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

In the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48), and related guidance. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 7—Income Taxes, of the “Notes to Consolidated Financial Statements ” in Item 8 for further information.

Goodwill. We evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. Applying the provision of SFAS No. 142, Goodwill and Other Intangible Assets, we perform goodwill impairment test for each reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We perform the goodwill impairment assessment at the Company level, which is the sole reporting unit. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2008 and there was no impairment of goodwill during the year ended December 31, 2008. Significant management judgment is required in the forecasts of future operating results that are used in the evaluation of carrying value of goodwill. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Stock-based Compensation. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes Model”), consistent with the provisions of SFAS 123(R), and SAB 107, as allowed by SAB 110. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock and future forfeitures and related tax effects. The expected stock price volatility assumption was determined using a combination of the historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2008 and 2007 (in thousands, except percentage data):

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$139,927	100.0%	$109,033	100.0%	$30,894	28.3%
Cost of revenue	61,616	44.0%	44,732	41.0%	16,884	37.7%
Gross profit	$78,311	56.0%	$64,301	59.0%	$14,010	21.8%

Revenue. Revenue for the year ended December 31, 2008 increased by $30.9 million compared with that of the year ended December 31, 2007. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $52.7 million of our total revenue for the year ended December 31, 2008, compared to $55.1 million during the year ended December 31, 2007. The decrease in sales to Cisco was primarily due to a decrease of $22.4 million from 2007 in revenue from sales of NL5000 products, although this decline was largely offset by increased revenue of our new and additional products for Cisco, including NL7000, NL8000, and TCAM2 products which increased $20.7 million.  Revenue from non-Cisco customers represented $87.2 million of total revenue for the year ended December 31, 2008 compared with $53.9 million during the year end December 31, 2007.  The increase in sales to non-Cisco customers was driven primarily by increased demand for our products in several emerging new markets, such as 10 Gigabit Ethernet, which we address with the PLPs that we acquired in the Aeluros acquisition, and IPTV. During the year ended December 31, 2008, Alcatel-Lucent accounted for 12% of our total revenue compared with 11% in 2007.

Revenue for the fourth quarter of fiscal 2008 declined 4% from the fourth quarter of fiscal 2007.  We also expect revenue for the first quarter of fiscal 2009 to decline further relative to the first quarter of fiscal 2008.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the year ended December 31, 2008 increased by $16.9 million compared with that of the year ended December 31, 2007.  Cost of revenue increased primarily due to the increase in product sales. Cost of revenue in 2008 also included amortization of intangible assets, and a provision for excess and obsolete inventory and product scrap charges. Cost of revenue for the years ended December 31, 2008 and 2007, respectively, included $11.9 million and $5.0 million of amortization of intangible assets expense, and $2.4 million and $1.0 million of a provision for excess and obsolete inventory.

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2008 and 2007 (in thousands, except percentage data):

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$51,607	36.9%	$45,175	41.4%	$6,432	14.2%
In-process research and development	-	0.0%	1,610	1.5%	(1,610)	-100.0%
Selling, general and administrative	26,567	19.0%	19,672	18.0%	6,895	35.0%
Total operating expenses	$78,174	55.9%	$66,457	60.9%	$11,717	17.6%

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2008, as compared to fiscal 2007, primarily due to increases in payroll related expenses of $3.8 million, product development and qualification expenses of $2.1 million, and consulting and outside vendor expenses of $1.0 million, which were partially offset by a decrease of stock-based compensation expense of $0.5 million. The increase in payroll related expenses resulted primarily from increases in engineering headcount in India to support our new product development efforts, and in the U.S. as a result of the Aeluros Acquisition. The increase in product development and qualification expense was primarily due to the production qualification and characterization of our newly introduced knowledge-based processors. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2008, as compared with fiscal 2007, primarily due to increased commission expenses of $1.7 million, payroll related expenses of $1.7 million, amortization expense of intangible assets – customer relationships of $1.1 million, consulting and outside vendor expense of $1.0 million, other professional services fess of $0.4 million, stock-based compensation expense of $0.6 million, and travel expense of $0.1 million. The increase in commission expenses was primarily a result of our increase in revenue. The increase in payroll related expenses and stock-based compensation expense resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

During the fourth quarter of fiscal 2008, we focused on lowering operating expenses which resulted in a decline in expenses in that quarter to $20.1 million from $20.8 million in the previous quarter.  We expect to remain focused on maintaining our operating expenses at an appropriate level relative to our revenues during the first quarter of fiscal 2009.

Other items

The table below sets forth interest and other income (expense), net for the years ended December 31, 2008 and 2007 (in thousands, except percentage data):

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year (Decrease)	(Decrease) Percentage
Other income, net
Interest income	$1,595	1.1%	$4,431	4.1%	$(2,836)	-64.0%
Other income (expense), net	(92)	0.0%	$32	0.0%	$(124)	-387.5%
Total other income, net	$1,503	1.1%	$4,463	4.1%	$(2,960)	-66.3%

Interest and Other Income (Expenses), net. Interest and other income, net, decreased by $3.0 million during the year ended December 31, 2008, compared with the same period in 2007, primarily due to our lower invested balances after paying approximately $71.7 million in connection with the acquisitions of the TCAM2 Products from Cypress and the Aeluros Acquisition, and lower yields on our investments.

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year (Decrease)	(Decrease) Percentage
Provision for (benefit from) income taxes	$(1,937)	-1.4%	$(288)	-0.3%	$(1,649)	572.6%

Provision for income taxes. During the year ended December 31, 2008, we recorded an income tax benefit of $1.9 million. Our effective tax rate of 35% for the year ended December 31, 2008 was primarily driven by a rate differential for book income generated in foreign jurisdictions and the tax impact of non-deductible stock options.

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, we adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the year ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Cost of revenue	$1,030	$747	$548
Research and development	9,474	9,933	7,481
Selling, general and administrative	5,988	5,366	3,878
Total stock-based compensation expense	$16,492	$16,046	$11,907

In addition, we capitalized approximately $0.2 million and $0.2 million of stock-based compensation in inventory as of December 31, 2008 and 2007 which represented indirect manufacturing costs related to our inventory.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2007 and 2006 (in thousands, except percentage data):

	Year ended December 31, 2007	Percentage of Revenue	Year ended December 31, 2006	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Revenue	$109,033	100.0%	$96,806	100.0%	$12,227	12.6%
Cost of revenue	44,732	41.0%	36,762	38.0%	7,970	21.7%
Gross profit	$64,301	59.0%	$60,044	62.0%	$4,257	7.1%

Revenue. Revenue for the year ended December 31, 2007 increased by $12.2 million compared with the year ended December 31, 2006. Revenue from sales to Cisco and its contract manufacturers represented 50% of our total revenue for the year ended December 31, 2007, compared with 61% during the year ended December 31, 2006. The decrease in sales to Cisco and its contract manufacturers was primarily due to the implementation of Cisco’s vendor managed inventory program during the second half of 2007 which resulted in lower levels of inventory at Cisco as well as the implementation of a just-in-time inventory model the second quarter of 2007 by Solectron Corporation, one of Cisco’s contract manufacturers. The revenue loss attributable to the implementation of these new manufacturing models in 2007 was partially offset by increased revenues of new products to Cisco including the NL6000, NL7000, NL8000 and TCAM2 products which increased $7.9 million from 2006. The decrease in sales to Cisco and its contract manufacturers was mitigated by an increase in revenue from our non-Cisco customers, which totaled $54.0 million during the year ended December 31, 2007, compared with $37.7 million during the year ended December 31, 2006. The increase in sales to non-Cisco customers was primarily driven by the increasing demand for our products in several emerging new markets, such as 10 Gigabit Ethernet, cable infrastructure and IPTV, in addition to the enterprise networking infrastructure market that has driven the demand for our products historically. The average selling price of our products decreased approximately 41% from 2006 primarily due to increased revenues of our network search engine products into the high volume desktop switching segment. In addition, we began shipping our newly acquired 10 Gigabit Ethernet PLPs in the fourth quarter of 2007. During the year ended December 31, 2007, Alcatel-Lucent accounted for 11% of our total product revenue compared with 10 % in 2006.

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

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2007 and 2006 (in thousands, except percentage data):

	Year ended December 31, 2007	Percentage of Revenue	Year ended December 31, 2006	Percentage of Revenue	Year-to-Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$45,175	41.4%	$36,578	37.8%	$8,597	23.5%
In-process research and development	1,610	1.5%	$10,700	11.1%	$(9,090)	-85.0%
Selling, general and administrative	19,672	18.0%	15,455	16.0%	4,217	27.3%
Total operating expenses	$66,457	60.9%	$62,733	64.9%	$3,724	5.9%

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2007 compared with fiscal 2006, primarily due to increases in product development and qualification expenses of $3.0 million, stock-based compensation expense of $2.5 million, payroll related expenses of $1.8 million, and travel expenses of $0.5 million. The increase in product development and qualification expense was primarily due to the production qualification and characterization for the NL7000 and NL8000 processors. The increase in stock-based compensation expense was primarily due to the issuance of stock-based compensation options and awards for additional engineering headcount, including the new employees who joined us through the Aeluros Acquisition. The increase in payroll related expenses was primarily due to an increase in our engineering headcount in India to support our new product development efforts and the incremental employees as a result of the Aeluros Acquisition. Depreciation expense increased by $0.8 million during the year ended December 31, 2007 as we purchased software and other tools to support our research and development efforts. The remainder of the increase in research and development expenses was caused by individually minor items.

In-Process Research and Development. During the year ended December 31, 2007, we recorded $1.6 million of in-process research and development (“IPRD”) charge related to the Aeluros Acquisition. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rate of 24% used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. At December 31, 2007, we estimated that the aggregate costs to complete the projects would be $0.3 million. As of December 31, 2008, the projects had been completed.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2007 compared with fiscal 2006, primarily due to increases in stock-based compensation expense of $1.5 million, payroll related expenses of $1.1 million, accounting fees of $0.3 million, legal expenses of $0.3 million, consulting and outside vendor expenses of $0.3 million, amortization of intangible assets expense of $0.3 million and recruiting fees expenses of $0.2 million. The increase in stock-based compensation expense and payroll related expenses was primarily due to an increase in headcount to support our growing operations. Selling, general and administrative expenses for 2007 also included $0.3 million of amortization expense for the customer relationship intangible asset related to the Aeluros Acquisition. The remainder of the increase in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the years ended December 31, 2007 and 2006 (in thousands, except percentage data):

	Year ended December 31, 2007	Percentage of Revenue	Year ended December 31, 2006	Percentage of Revenue	Year-to-Year Increase	Increase Percentage
Other income, net
Interest income	$4,431	4.1%	$3,737	4.6%	$694	18.6%
Other income (expense), net	32	0.0%	$3	0.0%	$29	966.7%
Total other income, net	$4,463	4.1%	$3,740	4.6%	$723	19.3%

Interest and Other Income (Expenses), net. The net interest and other income of $4.5 million generated during the year ended December 31, 2007 was due to a higher average cash and investment balance during the period and higher market yields for our chosen investments.

	Year ended December 31, 2007	Percentage of Revenue	Year ended December 31, 2006	Percentage of Revenue	Year-to-Year (Decrease)	(Decrease) Percentage
Provision for (benefit from) income taxes	$(288)	-0.3%	$459	0.5%	$(747)	-162.7%

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

Liquidity and Capital Resources

Financial Condition

At December 31, 2008, our principal sources of liquidity were our cash, cash equivalents, and short-term investments which totaled $96.5 million. In February 2009, we paid $15.5 million to the former Aeluros stockholders due to attainment of post-acquisition revenue milestones, subject to certain adjustments as provided in the Aeluros acquisition agreement

The Company’s cash, cash equivalents and short-term investments are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company had not experienced any losses on its deposits of cash and cash equivalents as of December 31, 2008.  However, we believe that the capital and credit markets have been experiencing unprecedented levels of volatility and disruption and that recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues.  We can provide no assurance that our cash, cash equivalents, and short-term investments will not be adversely affected by these matters in the future.

The table below (in thousands) sets forth the key components of cash flow for the years ended December 31, 2008, 2007, and 2006:

	Year ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$41,856	$24,907	$22,308
Net cash used in investing activities	$(14,252)	$(32,629)	$(41,391)
Net cash provided by financing activities	$5,226	$7,674	$4,053

Cash Flows during the Year ended December 31, 2008

Net cash provided by operating activities was $41.9 million for the year ended December 31, 2008, which primarily consisted of $3.6 million of net income, $31.7 million of non-cash operating expenses and $6.6 million in changes in operating assets and liabilities.  Non-cash operating expenses  for the year ended December 31, 2008, included depreciation and amortization of $17.2 million, stock-based compensation of $16.5 million, and provision for inventory reserve of $2.4 million, offset by deferred income taxes, net of $3.9 million, and tax benefit from stock-based awards of $0.7 million. Changes in operating assets and liabilities were primarily driven by an increase in deferred margin of $1.3 million, inventory of $1.4 million, other liabilities of $1.1 million and accounts payable of $0.5 million on higher product sales, offset by a decrease in accounts receivables of $6.6 million, accrued liabilities of $2.1 million, which includes the $15.5 million Aeluros post-acquisition revenue milestone, and prepaid expenses and other assets of $0.6 million.

Net cash used in investing activities was $14.3 million during the year ended December 31, 2008, of which we used $13.0 million for the purchase of short-term investments, and $1.4 million to purchase computer equipment and research and development design tools to support our growing operations. We expect to make capital expenditures of approximately $3.0 million during fiscal 2009. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

Net cash provided by financing activities was $5.2 million for the year ended December 31, 2008, primarily from proceeds of stock option exercises of $7.9 million, and tax benefit from stock-based awards of $0.7 million. Cash provided by financing activities was offset by repayment of software license and other obligations of $3.4 million.

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

Capital Resources

We believe that our existing cash, cash equivalents, and short-term investment balance of $96.5 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company, including, but not limited to, from the sale of up to $150 million of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement.

Contractual Obligations

Our principal commitments as of December 31, 2008 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$2,537	$1,000	$1,537	$-	$-
Software license obligations	1,287	803	484	-	-
Wafer purchases	2,902	2,902	-	-	-
Other	109	109	-	-	-
Total	$6,835	$4,814	$2,021	$-	$-

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Other obligations shown above represent $0.1 million of adverse purchase commitments for which the inventory is considered unsalable.

In addition, due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $15.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7. – Income Taxes or a discussion on Income Taxes.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved in any unconsolidated SPE transactions.

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

Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately, $13.2 million at December 31, 2008) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

Significant Accounting Pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB released a FASB Staff Position (FSP FAS 157-3 —Determining the fair value of a financial asset when the market for that asset is not active) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 for financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 13 to the Notes to Consolidated Financial Statements for more information on investments and fair value measurements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will apply the provisions of SFAS 141(R) if and when a future acquisition occurs.

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

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently assessing FSP142-3 and has not yet determined the impact, if any, that the adoption of FSP 142-3 will have on its consolidated financial statements.

Defensive Intangible Assets

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF 08-7”).  EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing EITF 08-7 and has not yet determined the impact, if any, that the adoption of EITF 08-7 will have on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investment securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2008, our investments consisted of money market funds. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiaries in India, Taiwan, and China, which are denominated in the local currency. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NETLOGIC MICROSYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NetLogic Microsystems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2009

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$83,474	$50,689
Short-term investments	13,067	-
Accounts receivables, net	8,382	14,838
Inventories	13,707	12,938
Deferred income taxes	3,217	5,396
Prepaid expenses and other current assets	1,937	3,320
Total current assets	123,784	87,181
Property and equipment, net	5,513	5,745
Goodwill	68,712	55,422
Intangible asset, net	39,538	52,837
Other assets	8,224	1,966
Total assets	$245,771	$203,151
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,618	$7,094
Accrued liabilities	25,920	13,286
Deferred margin	1,638	317
Software licenses and other obligations, current	755	2,528
Total current liabilities	35,931	23,225
Software licenses and other obligations, long-term	464	-
Other liabilities	9,109	8,038
Total liabilities	45,504	31,263
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock; 50,000 shares authorized at December 31, 2008 and 2007; none issued and outstanding at December 31, 2008 and 2007	-	-
Common stock; 200,000 shares authorized at December 31, 2008 and 2007; 21,908 and 21,314 shares issued and outstanding at December 31, 2008 and 2007	219	213
Additional paid-in capital	276,042	251,241
Accumulated other comprehensive loss	(13)	(8)
Accumulated deficit	(75,981)	(79,558)
Total stockholders' equity	200,267	171,888
Total liabilities and stockholders' equity	$245,771	$203,151

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year ended December 31,
	2008	2007	2006
Revenue	$139,927	$109,033	$96,806
Cost of revenue	61,616	44,732	36,762
Gross profit	78,311	64,301	60,044
Operating expenses:
Research and development	51,607	45,175	36,578
In-process research and development	-	1,610	10,700
Selling, general and administrative	26,567	19,672	15,455
Total operating expenses	78,174	66,457	62,733
Income (loss) from operations	137	(2,156)	(2,689)
Interest income	1,595	4,431	3,737
Other income (expenses), net	(92)	32	3
Income before income taxes	1,640	2,307	1,051
Provision for (benefit from) income taxes	(1,937)	(288)	459
Net income	$3,577	$2,595	$592
Net income per share-basic	$0.17	$0.13	$0.03
Net income per share-diluted	$0.16	$0.12	$0.03
Shares used in calculation-basic	21,472	20,747	19,758
Shares used in calculation-diluted	22,314	21,938	21,107

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(IN THOUSANDS)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance at December 31, 2005	18,075	$180	$152,379	$(44)	$(1,114)	$-	$(82,745)	$68,656
Issuance of common stock in connection with the acquisition of Cypress NSE business	1,653	17	56,184					56,201
Issuance of stock under stock compensation plans	697	7	4,803					4,810
Issuance of stock for warrant exercise	14							-
Amortization of deferred stock-based compensation					778			778
Reversal of deferred stock-based compensation due to terminations			(16)		16			-
Reversal of deferred stock-based compensation upon adoption of FAS 123R			(138)		138			-
Recording of stock-based compensation expense under SFAS 123R			11,316					11,316
Repayment of notes receivable				44				44
Tax benefits of stock options			119					119
Currency translation adjustments						8		8
Net income							592	592
Total comprehensive income								600
Balance at December 31, 2006	20,439	204	224,647	-	(182)	8	(82,153)	142,524
Issuance of stock under stock compensation plans	875	9	8,339					8,348
Amortization of deferred stock-based compensation					179			179
Reversal of deferred stock-based compensation due to terminations			(3)		3			-
Recording of stock-based compensation expense under SFAS 123R			15,793					15,793
Tax benefits of stock options			2,465					2,465
Currency translation adjustments						(16)		(16)
Net income							2,595	2,595
Total comprehensive income								2,579
Balance at December 31, 2007	21,314	213	251,241	-	-	(8)	(79,558)	171,888
Issuance of stock under stock compensation plans	594	6	7,879					7,885
Recording of stock-based compensation expense under SFAS 123R			16,354					16,354
Tax benefits of stock options			568					568
Currency translation adjustments						(45)		(45)
Unrealized gain (loss) on short-term investments						40		40
Net income							3,577	3,577
Total comprehensive income								3,572
Balance at December 31, 2008	21,908	$219	$276,042	$-	$-	$(13)	$(75,981)	$200,267

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$3,577	$2,595	$592
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,213	9,134	4,937
Accretion of discount relating to debt securities	(13)	(709)	(544)
Stock-based compensation	16,492	16,046	11,907
Provision for (recovery of) doubtful accounts	49	(25)	(16)
Provision for inventory reserves	2,441	1,022	2,471
Loss on disposal of property and equipment	106	38	-
In-process research and development	-	1,610	10,700
Deferred income taxes, net	(3,893)	(1,688)	-
Tax benefit from stock-based awards	(717)	(2,465)	(119)
Net impact of deferred tax asset valuation allowance relase and tax effect of intercompany license agreement	-	(504)	-
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivables	6,571	(4,471)	(1,748)
Inventories	(1,448)	1,479	(2,598)
Prepaid expenses and other assets	646	(1,312)	284
Accounts payable	524	971	(3,528)
Accrued liabilities	(2,084)	1,947	(73)
Deferred margin	1,321	263	54
Other long-term liabilities	1,071	976	(11)
Net cash provided by operating activities	41,856	24,907	22,308
Cash flows from investing activities:
Purchase of property and equipment	(1,438)	(2,220)	(1,510)
Purchase of short-term investments	(13,014)	(13,935)	(39,127)
Sales and maturities of short-term investments	-	53,771	-
Cash received from (paid for) acquisitions, net of cash acquired	200	(70,245)	(754)
Net cash used in investing activities	(14,252)	(32,629)	(41,391)
Cash flows from financing activities:
Payments of software license and other obligations	(3,376)	(3,139)	(920)
Proceeds from issuance of Common Stock	7,885	8,348	4,810
Tax benefit from stock-based awards	717	2,465	119
Proceeds from payment of notes receivables from stockholders	-	-	44
Net cash provided by financing activities	5,226	7,674	4,053
Effects of exchange rate on cash and cash equivalents	(45)	(15)	(6)
Net increase (decrease) in cash and cash eqivalents	32,785	(63)	(15,036)
Cash and cash equivalents at beginning of year	50,689	50,752	65,788
Cash and cash equivalents at end of year	$83,474	$50,689	$50,752
Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$-	$-
Cash paid for income taxes	$562	$4,665	$-
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and software licenses obligations	$2,350	$1,697	$3,233
Issuance of common stock in connection with the acquisition of Cypress' NSE business	$-	$-	$56,201
Accrual for Aeluros earn-out payment	$15,501	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We are a semiconductor company that designs, develops and markets high-performance processors and high-speed integrated circuits that are deployed by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our knowledge-based processors, physical layer products and network search engine products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain fiscal 2007 amounts in the accompanying consolidated balance sheet have been reclassified to conform to the fiscal 2008 presentation. Short-term deferred tax assets and long-term deferred tax liabilities have been reclassified to non-current deferred tax assets. These reclassifications had no effect on previously reported consolidated statements of operations or stockholders’ equity.

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

Revenue recognition

We derive revenue mainly from product sales and, to a lesser extent, from engineering services. Except for shipments to one distributor and to an inventory consignment agent for our largest customer, we recognize revenue from product sales upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivables is reasonably assured. Our sales agreements do not provide for any customer acceptance provisions. We generally do not undertake any substantive obligation to provide any modification or customization, upgrades, enhancements, post-contract customer support, additional products or enhancements. Historically, returns have been insignificant for other than warranty. Provisions for warranty expenses are recorded when revenue is recognized.

We have a purchase agreement with Wintec Industries (“Wintec”) who is the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We generally recognize revenue when Wintec ships our product to Cisco or its contract manufacturers.

From time-to-time we perform engineering services for third parties. Engineering service revenue is recognized as services are performed, agreed-upon milestones are achieved and customer acceptance, if required, is received from the customer. Engineering service revenues were not significant in 2008, 2007, or 2006.

Warranty

We provide a limited warranty on our products for a period ranging from one to five years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on historical claims compared to actual revenue and assumes that we have to replace products subject to a claim.

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

Short-term investments as of December 31, 2008 comprised government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale and carried at fair value. The cost of securities sold is based on the specific identification method.  Investments are monitored for impairment periodically and reductions in carrying value are recorded when the declines are determined to be other-than-temporary.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

Risks and uncertainties and concentration of credit risk

While we achieved profitability in recent years, we had a history of net losses prior to 2005. Our ability to remain profitable is dependent, among other factors, upon the rate of growth of our target markets, continued customer acceptance of our products, continued end-user acceptance of our customer’s products, the strategic position of our products related to current or future competitors, our ability to develop new products that fulfill customer’s specifications, our ability to lower cost of goods sold through yield improvements and our ability to manage expenses. If we are unable to achieve profitability, we could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to us or at all.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2008, 2007, and 2006, our top five customers accounted for approximately 68%, 79%, and 84% of total product revenue, respectively. Because of the substantial market share owned by our top five customers, our revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our products. Our revenue would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from our customers, particularly for our top five customers, would harm our financial performance. Because our sales are based upon standard purchase orders and not on long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We purchase all of our semiconductor products from third party foundries. Because future foundry capacity may be limited and because we do not have long-term supply agreements with our foundries, we may not be able to secure adequate manufacturing capacity to satisfy the demand for our products. Although we presently utilize two foundries for wafers, we rely on one for current generation products. We provide the two foundries with monthly rolling forecasts of our production requirements. The ability of each foundry to provide wafers to us could become limited in the future, by the foundry’s available capacity. Moreover, the price of our wafers may fluctuate based on changes in available industry capacity. Because we do not have long-term supply contracts with any of our foundries, they could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with present and future customers would be harmed and our revenue, gross margin and operating results would be materially impacted.

Financial instruments that potentially subject us to a concentration of credit risk as of December 31, 2008 consist of cash, cash equivalents, short term investments and accounts receivable. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. To date we have not experienced any losses on our deposits of cash, cash equivalents, and short-term investments. Our accounts receivable are derived from revenue earned from customers primarily located in North America and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, do not require collateral.  In general, such allowances are established for accounts aged over 90 days from the invoice date, unless specific circumstances indicate that the balance is collectible.

The following table summarizes revenue from customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	December 31,
	2008	2007	2006
Wintec Industries Inc	35%	17%	*
Celestica Corporation	12%	*	*
Solectron Corporation	*	28%	56%
Sanmina Corporation	*	11%	*

*	Less than 10% of net revenue

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable for the periods indicated:

	December 31,
	2008	2007
Wintec Industries Inc	48%	42%
Celestica Corporation	15%	14%
Sanmina Corporation	12%	11%
Jabil Circuit Incorporated	11%	*

*	Less than 10% of gross accounts receivable

Inventory Valuation and Adverse Purchase Commitments

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

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

Long-lived assets

We review the recoverability of our long-lived assets, such as property and equipment, and intangible assets, whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Goodwill

We evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. Applying the provision of SFAS No. 142, Goodwill and Other Intangible Assets, we perform goodwill impairment test for each reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We perform the goodwill impairment assessment at the Company level, which is the sole reporting unit. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2008 and there was no impairment of goodwill during the year ended December 31, 2008. Significant management judgment is required in the forecasts of future operating results that are used in the evaluation of carrying value of goodwill. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

  Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by NetLogic’s chief operating decision maker in evaluating the Company’s financial performance and resource allocation. NetLogic’s chief operating decision-maker is considered to be the chief executive officer, or CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

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

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in thousands):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income: basic and diluted	$3,577	$2,595	$592
Denominator:
Add: common shares outstanding	21,506	20,781	19,805
Less: unvested common shares subject to repurchase	(34)	(34)	(47)
Total shares: basic	21,472	20,747	19,758
Add: stock options and warrants outstanding	808	1,157	1,302
Add: shares subject to repurchase	34	34	47
Total shares: diluted	22,314	21,938	21,107
Basic earnings per share	$0.17	$0.13	$0.03
Diluted earnings per share	$0.16	$0.12	$0.03

The following numbers of shares underlying outstanding common stock options were excluded from the computation of diluted net income per share as they had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2008	2007	2006
Stock options	2,239	1,665	795

Advertising costs

Advertising costs are expensed as incurred. Advertising costs were not significant in the year ended December 31, 2008, 2007 or 2006.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in the adoption of SFAS 123(R) and continued to do so, as allowed by SAB 110. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the adoption of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $16.5 million, $16.0 million and $11.9 million, respectively and related to employee stock options and employee stock purchase rights. Under the modified prospective transition method, our Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchase rights recognized in prior periods presented, other than stock-based compensation expense recognized and disclosed previously.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 included (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We attribute the value of stock-based compensation to expense on a straight-line single option method for the awards granted subsequent to December 31, 2005, while the accelerated method is used for awards granted on or prior to December 31, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

Recent accounting pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB released a FASB Staff Position (FSP FAS 157-3 —Determining the fair value of a financial asset when the market for that asset is not active) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 for financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 13 to the Notes to Consolidated Financial Statements for more information on investments and fair value measurements.

 Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will apply the provisions of SFAS 141(R) if and when a future acquisition occurs.

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

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently assessing FSP142-3 and has not yet determined the impact, if any, that the adoption of FSP 142-3 will have on its consolidated financial statements.

Defensive Intangible Assets

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF 08-7”).  EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing EITF 08-7 and has not yet determined the impact, if any, that the adoption of EITF 08-7 will have on its consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 2—Business Combinations and Asset Purchase

Business Combinations:

Aeluros, Inc.

In October 2007, we acquired all outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products (“PLPs”). The PLP family extended our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection (“OSI”) reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The physical layer provides the physical and electrical means for transmitting data between different nodes on a network. We paid $57.1 million in cash. During the fourth quarter of fiscal 2008, we became obligated to pay an additional $15.5 million in cash to the former Aeluros stockholders due to our attainment of post-acquisition revenue milestones, subject to certain adjustments as provided in the Aeluros acquisition agreement. The additional consideration is included in goodwill and accrued liabilities at December 31, 2008. The results of operations relating to Aeluros have been included in our results of operations since the acquisition date.

The purchase price of Aeluros, including the additional $15.5 million earn-out based on the attainment of post-acquisition revenue milestones, was determined as follows (in thousands):

Cash	$56,402
Aeluros post-acquisition revenue milestone	15,501
Direct transaction costs	697
Total purchase price	$72,600

During the year ended December 31, 2008, we recorded additional purchase price allocation adjustments. As a result of the recorded purchase price allocation adjustments, goodwill increased by $13.3 million, net tangible assets increased by $2.5 million, deferred tax assets increased by $0.2 million and deferred tax liabilities increased by $0.5 million. Under the purchase method of accounting, the total purchase price (including the additional purchase price allocation adjustments recorded during the year ended December 31, 2008) was allocated to net tangible and intangible assets acquired based on their estimated fair values as follows (in thousands):

Net tangible assets	$5,181
Identifiable intangible assets:
Developed technology	27,680
Patents and core technology	5,590
Customer relationships	6,900
Backlog	970
In-process research and development	1,610
Goodwill	31,645
Deferred tax asset	10,076
Deferred tax liabilities	(17,052)
Total purchase price allocation	$72,600

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

The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated these orders to be delivered and billed within three months, over which the asset was amortized.  As of December 31, 2007, the orders had been delivered and billed and the backlog intangible asset had been fully amortized.

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

The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rate of 24% used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. At the time of the acquisition, we estimated that the aggregate costs to complete the projects would be $0.3 million. The projects were completed during the year ended December 31, 2008.

Of the total estimated purchase price paid, including the $15.5 million due to the attainment of post-acquisition revenue milestones, approximately $31.6 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. We expect these experienced engineers to provide the capability of developing and integrating advanced interface technology into its next generation products.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

Cypress Semiconductor Corp. Network Search Engine (NSE) Business

On February 15, 2006, we completed the acquisition of net assets of the NSE business of Cypress (“the Business”) including the Ayama ™ 10000, Ayama 20000, and NSE70000 Network Search Engine families, as well as the Sahasra ™ 50000 Algorithmic Search Engine family. The Sahasra algorithmic technology complemented our Layer 7 processing initiative and has been a beneficial building block in driving towards low-cost Layer 7 applications acceleration and security processing solutions. In addition, the NSE70000, Ayama 10000 and Ayama 20000 expanded our product offerings in the high-volume, entry-level Layer 3 switch market. These factors contributed to a purchase price in excess of the fair value of net tangible assets acquired from Cypress and as a result, we recorded goodwill in connection with this transaction. The results of operations relating to the Business have been included in our results of operations from the acquisition date.

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

The acquisition was accounted for as a purchase business combination. The purchase price of the Business, including the additional 165,344 shares issued on April 11, 2006, was approximately $57.0 million, which has been determined as follows (in thousands):

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

The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. We estimated those orders to be delivered and billed within six months from the acquisition date, which was the period over which we amortized that asset.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 3—Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,712	$-	$68,712	$55,422	$-	$55,422
Other intangible assets:
Developed technology	$34,180	$(11,668)	$22,512	$34,180	$(3,679)	$30,501
Composite intangible asset	11,246	(3,749)	7,497	11,246	(937)	10,309
Patents and core technology	5,590	(1,325)	4,265	5,590	(207)	5,383
Customer relationships	6,900	(1,636)	5,264	6,900	(256)	6,644
Backlog	2,106	(2,106)	-	2,106	(2,106)	-
Total	$60,022	$(20,484)	$39,538	$60,022	$(7,185)	$52,837

The goodwill balance increased from December 31, 2007, due to additional purchase price allocation adjustments related to the Aeluros Acquisition, arising primarily from the payable of $15.5 million to the former Aeluros stockholders upon our attainment of post acquisition revenue milestones, subject to certain adjustment as provided in the Aeluros acquisition agreement. For the year ended December 31, 2008 and 2007, goodwill represented approximately 28% and 27%, respectively, of our total assets.

For the years ended December 31, 2008, 2007 and 2006, amortization expense related to intangible assets was $13.3 million, $5.2 million, and $2.0 million, respectively.  The amortization expense related to intangible assets is included in cost of sales because it related to products sold during such periods, except for the amortization of customer relationships of $1.4 million, $0.3 million, and zero for the years ended December 31, 2008, 2007, and 2006, respectively, which was included in selling, general and administrative expenses.

As of December 31, 2008, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year Ending	Estimated Amortization
2009	$13,299
2010	13,299
2011	10,154
2012	2,786
Total	$39,538

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2008	2007
	(in thousands)
Accounts receivables:
Trade accounts receivables	$8,450	$14,857
Less: Allowance for doubtful accounts and customer returns	(68)	(19)
	$8,382	$14,838
Inventories:
Finished goods	$8,170	$3,363
Work-in-progress	5,537	9,575
	$13,707	$12,938
Property and equipment, net:
Machinery and equipment	$6,097	$6,428
Software	11,249	14,918
Furniture and fixtures	270	341
Leasehold improvements	199	180
	17,815	21,867
Less: Accumulated depreciation and amortization	(12,302)	(16,122)
	$5,513	$5,745

Property and equipment includes $1.7 million of machinery and equipment under capital lease arrangements that were fully depreciated at December 31, 2008 and 2007.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2007, and 2006 was $3.9 million, $3.8 million, and $3.0 million, respectively.

	December 31,
	2008	2007
	(in thousands)
Accrued Liabilities:
Acrrued payroll and related expenses	$4,784	$4,295
Accrued accounts payable	131	2,038
Accrued inventory purchases	729	1,774
Accrued warranty	1,445	1,512
Accrual for Aeluros earn-out based on post-acquisition revenue milestone	15,501	-
Other accrued expenses	3,330	3,667
	$25,920	$13,286

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
	(in thousands)
Warranty accrual:
Beginning balance	$1,512	$1,270
Provision for warranty	946	501
Settlements made during the period	(1,013)	(259)
Ending balance	$1,445	$1,512

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 5—COMMON STOCK:

Our restated certificate of incorporation authorizes us to issue 200,000,000 shares of $0.01 par value Common Stock. A portion of the shares sold are subject to a right of repurchase by us subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2008 and 2007, there were 34,000 and 34,000 shares, respectively, subject to such a right to repurchase.

Warrants for common stock

At December 31, 2008, there were no warrants that remained outstanding.

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

NOTE 6—STOCK OPTION PLANS:

Our 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the “Plans”) provide for the granting of stock options to employees, directors and consultants. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to our employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to our employees, non-employee directors and consultants. We no longer grant options under the 2000 Stock Plan. A total of 5,823,191 shares of common stock have been reserved for awards issuable under the 2004 Equity Incentive Plan, which further provides for an annual increase of 150,000 shares on each January 1. At December 31, 2008, 1,227,320 million shares were available for grant.

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

The 2004 Plan also allows for the grant of restricted common stock. During 2007 and 2006, the Board of Directors granted 475,000 and 217,000 shares of restricted common stock to certain employees. No shares of restricted common stock were granted in 2008. We measured compensation expense for restricted stock granted during the year ended December 31, 2007 based on the fair value of the common stock on the date of grant. We recognize such compensation expense over the vesting period of 2 to 4 years.

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

In January 2008 we adopted our 2008 New Employee Incentive Plan (the “2008 Plan”) and reserved 250,000 shares of common stock under the 2008 Plan for the granting of non-statutory stock options and restricted units to retain the services of new employees and directors, or following a bona fide period of non-employment, as an inducement material to the individual’s entering employment with us within the meaning of Rule 4350(i)(l)(A)(iv) of the Nasdaq Marketplace Rules. At December 31, 2008, 91,470 shares were available for grant.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

A summary of all options activity under the Plans is presented below (number of shares in thousands):

	Options Outstanding
	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	3,140	$12.63
Additional shares authorized	-	-
Transfer of authorized shares from 2004 Employee Stock Purchase Plan	-	-
Options granted	1,285	28.03
Options exercised	(450)	8.69
Options forfeited or expired	(171)	25.74
Balance at December 31, 2006	3,804	17.70
Additional shares authorized	-	-
Options granted and acquisition-related assumed options	1,951	27.83
Options exercised	(762)	11.94
Options forfeited or expired	(351)	24.37
Balance at December 31, 2007	4,642	22.40
Additional shares authorized	-	-
Options granted	417	28.64
Options exercised	(497)	14.64
Options forfeited or expired	(389)	28.37
Balance at December 31, 2008	4,173	23.38

The following table summarizes information about options granted and outstanding under the Plans at December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Exercisable (in thousands)	Weighted Average Exercise Price	Aggregate Instrinsic Value (in thousands)
$ 0.80-$12.00	577	5.28	$6.55	$8,920	540	$6.81	$8,210
$12.23-$19.56	523	6.21	$14.86	3,743	459	$14.70	3,356
$19.83-$22.01	538	7.39	$20.38	878	326	$20.47	503
$22.02-$24.67	512	8.04	$23.83	-	232	$23.71	-
$26.28-$28.99	535	8.10	$27.42	-	234	$27.04	-
$29.49-$31.30	477	8.53	$30.26	-	40	$30.46	-
$31.30-$33.72	580	8.55	$32.04	-	206	$32.27	-
$33.72-$40.43	431	7.89	$35.16	-	231	$35.21	-
$ 0.80-$40.43	4,173	7.47	$23.38	$13,541	2,268	$19.67	$12,069

The aggregate intrinsic value in the table above is based on NetLogic’s closing stock price of $22.01 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their in the money options as of that date. The weighted average remaining contractual term of options exercisable at December 31, 2008 was approximately 6.74 years.

As of December 31, 2008, there was approximately $24.2 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Total intrinsic value of options exercised	$9,023	$13,209	$10,770

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

Our nonvested stock awards comprised restricted stock awards, restricted stock units, and performance-based restricted stock units.  A summary of nonvested stock awards activity during the year ended December 31, 2008 is presented below (number of shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock awards at December 31, 2007	497	$34.21
Granted	585	26.94
Vested	(139)	24.19
Forfeited	(115)	28.19
Nonvested stock awards at December 31, 2008	828	$27.66

The fair value of the Company’s nonvested stock awards is calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2008, there was $16.2 million of total unrecognized compensation cost related to nonvested stock awards granted, which is expected to be recognized over a weighted average period 2.7 years. The total fair value of stock awards that vested during the years ended December 31, 2008, 2007, and 2006, was $3.4 million, $2.4 million, and zero, respectively.

Performance-Based Restricted Stock Units During the fourth quarter of 2007, in connection with the Aeluros acquisition we entered into performance-based restricted stock unit award agreements with certain former Aeluros employees. During the year ended December 31, 2008, the Company modified the vesting conditions of 15,500 shares of performance-based restricted stock units and reversed $199,000 of stock-based compensation that was previously recognized.

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

2004 Employee Stock Purchase Plan

In July 2004, we adopted the 2004 employee stock purchase plan, or ESPP, which complies with the requirements of Section 423 of the Internal Revenue Code. The shares reserved under the 2004 ESPP are subject to an automatic increase on January 1 of each year equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of our common stock at the end of the preceding fiscal year. The 2004 ESPP permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. At our 2006 Annual Meeting of Stockholders held on May 18, 2006, our stockholders approved the reduction in the number of shares reserved under the 2004 ESPP by 700,000 shares, and the transfer of those reserved shares to our 2004 Equity Incentive Plan. During the year ended December 31, 2008, 2007 and 2006, approximately 53,000 shares, 44,000 shares and 55,000 shares, respectively, were issued under the Purchase Plan, and approximately 151,000 shares remain available for future issuance at December 31, 2008. The 2004 ESPP terminates in May 2014.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

Stock-Based Compensation under SFAS No. 123(R)

On January 1, 2006, we adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the our employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was allocated as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Cost of revenue	$1,030	$747	$548
Research and development	9,474	9,933	7,481
Selling, general and administrative	5,988	5,366	3,878
Total stock-based compensation expense	$16,492	$16,046	$11,907

In addition, we capitalized approximately $0.2 million and $0.2 million of stock-based compensation in inventory as of December 31, 2008 and 2007, respectively, which represented indirect manufacturing costs related to our inventory.

Valuation Assumptions

For the years ended December 31, 2008, 2007, and 2006 the fair value of stock options including options assumed in connection with the Aeluros acquisition, and granted under the Plans, were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Year ended December 31,
	2008	2007	2006
Stock Option Plans:
Risk-free interest rate	3.12%	4.58%	4.51%
Expected life of options (in years)	5.43	4.90	4.47
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	58%	57%	57%
Weighted average fair value	$15.45	$15.46	$14.11
Employee Sotck Purchase Plan:
Risk-free interest rate	2.74%	5.06%	4.65%
Expected life of options (in years)	0.50	0.50	0.50
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	53%	57%	58%
Weighted average fair value	$9.90	$8.38	$9.64

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 7—INCOME TAXES:

The components of income before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Domestic	$(8,343)	$(4,255)	$731
Foreign	9,983	6,562	320
Income before income taxes	$1,640	$2,307	$1,051

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$1,573	$13,511	$349
State	559	17	59
Foreign	(176)	173	51
Total current	1,956	13,701	459
Deferred:
Federal	(2,895)	(9,437)	-
State	(998)	(4,552)	-
Foreign	-	-	-
Total deferred	(3,893)	(13,989)	-
Provision for (benefit from) income taxes	$(1,937)	$(288)	$459

    The provision for (benefit from) income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before income tax provision as a result of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Tax at statutory rate	$574	$807	$358
State taxes, net of federal benefit	(635)	17	59
Nondeductible stock based compensation	1,673	1,837	-
Change in valuation allowance	-	(29,898)	99
Foreign rate differential	(3,832)	(2,111)	(57)
Research and development credits	(697)	(746)	-
Intercompany license agreement	-	28,140	-
Other	980	1,666	-
Total provision for (benefit from) income taxes	$(1,937)	$(288)	$459

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss caryforwards	$1,195	$2,439
Accrued liabilities and other	2,796	1,685
Deferred stock-based compensation	5,585	3,986
Depreciation and amortization	4,120	3,845
Research and development tax credits	2,938	2,565
Total deferred tax assets	16,634	14,520
Deferred tax liabilities:
Acquired intangible assets and other	(5,371)	(7,270)
Net deferred tax assets	$11,263	$7,250

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities (in thousands):

	December 31,
	2008	2007
Current deferred tax assets	$3,217	$5,396
Non-current deferred tax assets	13,417	9,124
Non-current deferred tax liabilities	(5,371)	(7,270)
Non-current deferred tax assets, net	8,046	1,854
Net deferred tax assets	$11,263	$7,250

During the year ended December 31, 2007, we reassessed the valuation allowance previously recorded against our deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized and, accordingly, the entire valuation allowance was released during the year ended December 31, 2007. No valuation allowance was considered necessary as of December 31, 2008.

The benefit from income taxes has been reduced by approximately $568,000 of current income tax resulting from the allocation of stock option deductions directly to contributed capital. In addition, the deferred income tax assets at December 31, 2008 exclude $2.8 million ($2.2 million at December 31, 2007) related to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

At December 31, 2008, we had state net operating loss carryforwards of approximately $26.8 million. These net operating loss carryforwards will expire commencing 2014. We also have federal and state research and development tax credit carryforwards of approximately $7.0 million, respectively. The federal tax credits carryforwards will expire commencing in 2019 and California tax credits have no expiration date.

For federal and state purposes, a portion of our net operating loss carryforwards and research and development credits will be subject to certain limitation on annual utilization due to a change in ownership, as defined by federal and state tax law.

Undistributed earnings of our foreign subsidiary of approximately $13.6 million and $6.6 million at December 31, 2008 and 2007, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment to the liability for unrecognized income tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2008	2007
	(in thousands)
Beginning balance	$14,763	$2,634
Increase related to current year tax positions	1,519	10,760
Increase related to tax positions of prior years	210	1,369
Ending balance	$16,492	$14,763

As of December 31, 2008, a total of $15.2 million of the unrecognized tax benefits would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we have $530,000 of accrued interest and zero penalties related to uncertain tax positions. The tax years 1997-2008 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. There were no significant changes due to the settlement of audits and the expiration of statue of limitations during December 31, 2009.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 8—COMMITMENTS AND CONTINGENCIES:

Leases

We lease office space under noncancelable operating leases with various expiration dates through 2011. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $1.0 million, and $0.9 million, respectively. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases, which include common area maintenance charges, are as follows (in thousands):

Year Ending December 31,	Software licenses and other obligations	Operating Leases	Total
2009	$803	$1,000	$1,803
2010	484	1,021	1,505
2011	-	516	516
2012 and thereafter	-	-	-
	$1,287	$2,537	$3,824
Less: Interest component	(68)
Present value of minimum lease payment	1,219
Less: Current portion	(755)
Long-term portion of obligations	$464

We have software license obligations that are paid over the license periods, which range from one to three years. These software licenses are used for our internal research and development projects. At December 31, 2008 and 2007, we had $1.2 million and $2.6 million of software license obligations, respectively.

Purchase Commitments

At December 31, 2008, we had approximately $2.9 million in non-cancelable purchase commitments with suppliers. We have recorded a liability of $0.1 million for adverse purchase commitments related to a portion of these commitments for which the inventory is considered unsalable.

Contingencies

From time to time we are party to claims and litigation proceedings arising in the normal course of business. Currently, we do not believe that there are any claims or litigation proceeds involving matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 9—SEGMENT INFORMATION:

We operate as one operating and reportable segment and sell our products directly to customers in North America, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue:
United States	$46,287	$48,221	$54,952
Malaysia	42,435	34,017	21,349
China	30,378	14,126	3,257
Other	20,827	12,699	2,201
Total	$139,927	$109,063	$81,759

Substantially all of our tangible assets are located in the United States of America.

NOTE 10—EMPLOYEE BENEFIT PLAN:

We sponsor a 401(k) defined contribution plan covering all employees. Contributions made by us are determined annually by the Board of Directors. To date we have made no contributions to the plan.

NOTE 11—RELATED PARTY:

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. During the year ended December 31, 2008, 2007 and 2006, we made lease payments of approximately $1,089,000, $853,000, and $799,000, respectively, under this lease arrangement.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 12 —CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS:

The following is a summary of available-for-sale investments as of December 31, 2008 and 2007:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
U.S. government agency securities	$16,413	$40	$-	$16,453
Corporate commercial paper	2,944	4	-	2,948
Money market funds	61,717	-	-	61,717
Total	$81,074	$44	$-	$81,118

Reported as:
Cash and cash equivalents	$68,047	$4	$-	$68,051
Short-term investments	13,027	40	-	13,067
Total	$81,074	$44	$-	$81,118

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$37,982	$-	$-	$37,982
Total	$37,982	$-	$-	$37,982

Reported as:
Cash and cash equivalents	$37,982	$-	$-	$37,982
Total	$37,982	$-	$-	$37,982

The fair value of the Company’s investments at December 31, 2008 and 2007, by contractual maturity, was as follows:

	December 31,
	2008	2007
	(in thousands)
Due in 1 year or less	$19,401	$-
Total	$19,401	$-

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at December 31, 2008 and 2007.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2008

NOTE 13 - FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets, specifically its cash equivalents and short-term investments, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Money market funds (1)	$61,717	$61,717	$-	$-
U.S. government agency securities (2)	16,453	-	16,453	-
Corporate commercial paper (3)	2,948	-	2,948	-
Total	$81,118	$61,717	$19,401	$-

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	$6.3 million of which is included in cash and cash equivalents and $10.1 million of which is included in short-term investments on the Company’s condensed consolidated balance sheet.

(3)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2008. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2008
Total revenue	$34,180	$36,543	$38,311	$30,893
Gross profit	$18,797	$20,561	$21,509	$17,444
Net income (loss)	$1,127	$2,332	$1,256	$(1,138)
Net income (loss) per share - basic	$0.05	$0.11	$0.06	$(0.05)
Net income (loss) per share - diluted	$0.05	$0.10	$0.06	$(0.05)
Shares used in calculation - basic	21,239	21,390	21,630	21,703
Shares used in calculation - diluted	22,064	22,529	22,760	21,703

Year Ended December 31, 2007
Total revenue	$23,411	$25,835	$27,533	$32,254
Gross profit	$14,560	$16,586	$17,598	$15,557
Net income (loss)	$1,636	$2,338	$3,458	$(4,837)
Net income (loss) per share - basic	$0.08	$0.11	$0.17	$(0.23)
Net income (loss) per share - diluted	$0.08	$0.11	$0.16	$(0.23)
Shares used in calculation - basic	20,418	20,691	20,860	21,059
Shares used in calculation - diluted	21,438	21,773	21,989	21,059

(1) Net loss in the fourth quarter of 2007 included a one-time in-process research and development charge of $1.6 million related to the Aeluros Acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures as of December 31, 2008.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework.  Based on this assessment using those criteria, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Changes to Previously Announced Fiscal 2008 Fourth Quarter and Annual Results

    Subsequent to the February 3, 2009 announcement of our preliminary fourth quarter and full fiscal year results for 2008, we have made an adjustment to our reported results. This adjustment resulted in a reduction in fourth quarter and full fiscal year net income for 2008 of $0.3 million. The adjustment related to an increase in stock-based compensation expense that was identified subsequent to the date of our earnings release.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    Information relating to our executive directors, executive officers and corporate governance required to be provided in response to this item will be presented in our definitive proxy statement in connection with our 2009 Annual Meeting of Stockholders to be held on or about May 15, 2009, which information is incorporated into this report by reference. However, certain information required by this item concerning executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

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

    Information relating to executive compensation required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about May 15, 2009, which information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Information relating to security ownership and securities authorized for issuance under equity compensation plans will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, to be held on or about May 15, 2009, which information also is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about May 15, 2009, which information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about May 15, 2009, which information is incorporated into this report by reference.

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description
2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006, as amended. (19)

2.2
Agreement and Plan of Merger by and among NetLogic Microsystems, Inc., Athena Merger Corporation, Aeluros, Inc. and the Representative of the Holders of all of the Capital Stock of Aeluros, Inc., dated as of October 23, 2007 † (18)

2.3	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of August 29, 2007, as amended (11)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2
Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1*	2000 Stock Plan and forms of related agreements (6)

10.2*	2004 Equity Incentive Plan (3)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (14)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

Exhibit	Description
10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10*	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

10.12*	Intentionally omitted.

10.13	Intentionally omitted

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (13)

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (20)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (20)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (20)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (20)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (20)

10.21*	Intentionally omitted.

10.22*	Description of the registrant’s Patent Incentive and Recognition Program (4)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (15)

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (15)

10.26*	Aeluros, Inc. 2001 Stock Option/Stock Issuance Plan and forms of related agreements (17)

10.27*	Netlogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (21)

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (22)

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2008 New Emplyee Inducement Incentive Plan

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2004 Equity Incentive Plan

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of October 31, 2008.

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

(5)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

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

(16)	Intentionally omitted.

(17)	Incorporated by reference to Exhibit 10.23 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission as of October 31, 2007.

(18)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

(19)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of February 22, 2006.

(20)
Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of May 19, 2004.

(21)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission as of March 14, 2008.

(22)
Incorporated by reference to Exhibit 10.2.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission as of August 7, 2007.

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

Dated: March 4, 2009	NETLOGIC MICROSYSTEMS, INC.

	By	/s/ RONALD JANKOV
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

Name	Title	Date

/s/ RONALD JANKOV	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009
Ronald Jankov

/s/ MICHAEL TATE	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2009
Michael Tate

/s/ LEONARD PERHAM	Director	March 4, 2009
Leonard Perham

/s/ NORMAN GODINHO	Director	March 4, 2009
Norman Godinho

/s/ ALAN KROCK	Director	March 4, 2009
Alan Krock

/s/ DOUGLAS BROYLES	Director	March 4, 2009
Douglas Broyles

/s/ STEVE DOMENIK	Director	March 4, 2009
Steve Domenik

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(in thousands)

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2008	$19	68	(19)	$68
Year ended December 31, 2007	$44	18	(43)	$19
Year ended December 31, 2006	$60	62	(78)	$44

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of January 25, 2006, as amended. (19)

2.2
Agreement and Plan of Merger by and among NetLogic Microsystems, Inc., Athena Merger Corporation, Aeluros, Inc. and the Representative of the Holders of all of the Capital Stock of Aeluros, Inc., dated as of October 23, 2007 † (18)

2.3	Agreement for the Purchase and Sale of Assets by and between the registrant and Cypress Semiconductor Corporation dated as of August 29, 2007, as amended (11)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (1)

3.4	Bylaws of the registrant (2)

4.1	Specimen common stock certificate (3)

4.2
Second Amended and Restated Investor Rights Agreement dated August 31, 2001, as amended by the Amendments to Second Amended and Restated Investor Rights Agreement dated March 18, 2004, April 16, 2004 and June 12, 2004 (4)

4.3	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (5)

10.1*	2000 Stock Plan and forms of related agreements (6)

10.2*	2004 Equity Incentive Plan (3)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (7)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (14)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (8)

10.4	Form of Indemnity Agreement (6)

10.5	License and Technology Transfer Agreement by and between the registrant and Micron Technology, Inc. dated December 12, 2002 (6)†

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (12)

10.10*	Incentive Bonus Plan effective May 5, 2005 (9)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (10)†

10.12*	Intentionally omitted.

10.13	Intentionally omitted

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (13)

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (20)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (20)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (4)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (20)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (20)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (20)

Exhibit	Description
10.21*	Intentionally omitted.

10.22*	Description of the registrant’s Patent Incentive and Recognition Program (4)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (15)

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (15)

10.26*	Aeluros, Inc. 2001 Stock Option/Stock Issuance Plan and forms of related agreements (17)

10.27*	Netlogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (21)

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (22)

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2008 New Employee Inducement Incentive Plan

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2004 Equity Incentive Plan

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission as of August 20, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of October 31, 2008.

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

(5)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission as of July 8, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of April 16, 2004.

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

(16)	Intentionally omitted.

(17)	Incorporated by reference to Exhibit 10.23 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission as of October 31, 2007.

(18)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

(19)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission as of February 22, 2006.

(20)
Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission as of May 19, 2004.

(21)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission as of March 14, 2008.

(22)
Incorporated by reference to Exhibit 10.2.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission as of August 7, 2007.

*	Indicates management contract or compensatory plan or arrangement.
†	Certain portions of this exhibit are subject to confidential treatment.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.