Form 10-Q
period 2009-03-31
NETLOGIC MICROSYSTEMS INC
filed 2009-05-05
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value per share	21,956,196 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$69,134	$83,474
Short-term investments	19,741	13,067
Accounts receivables, net	8,283	8,382
Inventories	10,900	13,707
Deferred income taxes	2,908	3,217
Prepaid expenses and other current assets	3,890	1,937
Total current assets	114,856	123,784
Property and equipment, net	4,826	5,513
Goodwill	68,712	68,712
Intangible asset, net	36,213	39,538
Other assets	5,197	8,224
Total assets	$229,804	$245,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,297	$7,618
Accrued liabilities	10,141	25,920
Deferred margin	625	1,638
Software licenses and other obligations, current	774	755
Total current liabilities	19,837	35,931
Software licenses and other obligations, long-term	41	464
Other liabilities	9,433	9,109
Total liabilities	29,311	45,504
Stockholders' equity
Common stock	219	219
Additional paid-in capital	280,161	276,042
Accumulated other comprehensive income (loss)	11	(13)
Accumulated deficit	(79,898)	(75,981)
Total stockholders' equity	200,493	200,267
Total liabilities and stockholders' equity	$229,804	$245,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenue	$30,366	$34,180
Cost of revenue	13,544	15,383
Gross profit	16,822	18,797
Operating expenses:
Research and development	12,198	12,206
Selling, general and administrative	6,814	6,464
Total operating expenses	19,012	18,670
Income (loss) from operations	(2,190)	127
Interest and other income, net	173	487
Income (loss) before income taxes	(2,017)	614
Provision for (benefit from) income taxes	1,900	(513)
Net income (loss)	$(3,917)	$1,127
Net income (loss) per share-basic	$(0.18)	$0.05
Net income (loss) per share-diluted	$(0.18)	$0.05
Shares used in calculation-basic	21,838	21,239
Shares used in calculation-diluted	21,838	22,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,917)	$1,127
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,285	4,260
Accretion of discount relating to debt securities	(20)	-
Stock-based compensation	4,300	3,701
Provision for (recovery of) doubtful accounts	(14)	-
Provision for inventory reserves	286	493
Deferred income taxes, net	3,335	-
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	113	(4,920)
Inventories	2,498	(2,390)
Prepaid expenses and other assets	(1,980)	(197)
Accounts payable	679	5,228
Accrued liabilities	(225)	(2,127)
Deferred margin	(1,013)	175
Other long-term liabilities	324	222
Net cash provided by operating activities	8,651	5,572
Cash flows from investing activities:
Purchase of property and equipment	(273)	(365)
Purchase of short-term investments	(14,633)	-
Sales and maturities of short-term investments	7,950	-
Cash paid for acquisitions	(15,501)	-
Net cash used in investing activities	(22,457)	(365)
Cash flows from financing activities:
Payments of software license and other obligations	(404)	(455)
Proceeds from issuance of Common Stock	218	1,046
Payments for retirement of Common Stock	(348)	(652)
Net cash used by financing activities	(534)	(61)
Effects of exchange rate on cash and cash equivalents	-	(10)
Net increase (decrease) in cash and cash eqivalents	(14,340)	5,136
Cash and cash equivalents at beginning of year	83,474	50,689
Cash and cash equivalents at end of year	$69,134	$55,825

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three months ended March 31, 2009, there were no significant changes to the critical accounting policies and estimates discussed in our 2008 annual report on Form 10-K with the exception of those discussed below.

    Foreign Currency

Effective January 1, 2009, the functional currency for all of our foreign subsidiaries became the United States dollar.  Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Revenue and expenses are remeasured at average exchange rates in effect during the period, except for those revenue and expenses related to the nonmonetary assets and liabilities, which are measured at historical exchange rates.  The gains or losses from foreign currency remeasurement are included in interest and other income, net.  Such gains or losses have not been material for the three months ended March 31, 2009.  The impact of this change was not material to all prior periods presented.

Recently Issued Accounting Pronouncements

 In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS141(R) if and when a future acquisition occurs.

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income: basic and diluted	$(3,917)	$1,127
Denominator:
Add: common shares outstanding	21,871	21,272
Less: unvested common shares subject to repurchase	(33)	(33)
Total shares: basic	21,838	21,239
Add: stock options and warrants outstanding, if dilutive	-	792
Add: shares subject to repurchase, if dilutive	-	33
Total shares: diluted	21,838	22,064
Basic earnings per share	$(0.18)	$0.05
Diluted earnings per share	$(0.18)	$0.05

For the three months ended March 31, 2009 and 2008, employee stock options to purchase the following number of shares of common stock were excluded from the computation of diluted net income per share as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock options	3,475	3,041

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

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$175	$280
Research and development	2,151	2,018
Selling, general and administrative	1,974	1,403
Total stock-based compensation expense	$4,300	$3,701

In addition, we capitalized approximately $0.2 million and $0.2 million of stock-based compensation in inventory as of March 31, 2009 and December 31, 2008, respectively, which represented indirect manufacturing costs related to our inventory.

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three months ended March 31, 2009 and 2008, we granted stock options to purchase approximately 258,000 and 205,000 shares of common stock, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $12.29 and $14.83, respectively. As of March 31, 2009 there was approximately $23.6 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.3 years.

Restricted Stock

During the three months ended March 31, 2009 and 2008, we granted restricted stock units representing the future right to acquire approximately 123,000 and 163,000 shares of common stock, respectively. These awards vest over the requisite service period, which ranges from two to four years. The fair value of the restricted stock was determined using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of March 31, 2009, there was approximately $16.6 million of total unrecognized compensation cost related to unvested restricted stock granted which is expected to be recognized over a weighted average period of 2.7 years.

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

	Three Months Ended March 31,
	2009	2008
Stock Option Plans:
Risk-free interest rate	1.87%	3.09%
Expected life of options (in years)	5.90	5.18
Expected dividend yield	0.00%	0.00%
Volatility	60%	60%
Weighted average fair value	$12.29	$14.83
Employee Sotck Purchase Plan:
Risk-free interest rate	0.27%	3.32%
Expected life of options (in years)	0.49	0.50
Expected dividend yield	0.00%	0.00%
Volatility	55%	60%
Weighted average fair value	$6.67	$9.99

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, we review on a semi-annual basis the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

At January 1, 2009 and March 31, 2009, we had $15.2 million and $15.5 million of unrecognized tax benefits.  Approximately $13.3 million of the balance as of March 31, 2009 would affect our effective tax rate if recognized. This was partially offset by 2009 unrecognized tax benefits recorded during the period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had $737,000 of accrued interest and zero penalties related to uncertain tax positions.

The tax years 1997-2008 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to March 31, 2010.

In February 2009, the California 2009-2010 budget legislature was enacted into law, allowing companies to elect, for income tax purposes, to apply a single sales factor apportionment for years beginning after January 1, 2011.  Based on our anticipated election, we determined a need to establish a valuation allowance on certain deferred tax assets, totaling $3.0 million during the three months ended March 31, 2009.

5. Business Combination

Aeluros, Inc.

In October 2007, we acquired all outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products (“PLPs”). The PLP family extended our product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection (“OSI”) reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The physical layer provides the physical and electrical means for transmitting data between different nodes on a network. We paid $57.1 million in cash. During the fourth quarter of fiscal 2008, we became obligated to pay an additional $15.5 million in cash to the former Aeluros stockholders due to our attainment of post-acquisition revenue milestones, subject to certain adjustments as provided in the Aeluros acquisition agreement. The additional consideration was included in goodwill and accrued liabilities at December 31, 2008, and was paid to the former Aeluros stockholders in February 2009. The results of operations relating to Aeluros have been included in our results of operations since the acquisition date.

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,712	$-	$68,712	$68,712	$-	$68,712
Other intangible assets:
Developed technology	$34,180	$(13,665)	$20,515	$34,180	$(11,668)	$22,512
Composite intangible asset	11,246	(4,452)	6,794	11,246	(3,749)	7,497
Patents and core technology	5,590	(1,605)	3,985	5,590	(1,325)	4,265
Customer relationships	6,900	(1,981)	4,919	6,900	(1,636)	5,264
Backlog	2,106	(2,106)	-	2,106	(2,106)	-
Total	$60,022	$(23,809)	$36,213	$60,022	$(20,484)	$39,538

As of March 31, 2009 and December 31, 2008, goodwill represented approximately 30% and 28%, respectively, of our total assets.

For the three months ended March 31, 2009 and 2008, amortization expense related to intangible assets was $3.3 million and $3.3 million, respectively.  The amortization expense related to intangible assets is included in cost of sales because it related to products sold during such periods, except for the amortization of the customer relationships of $0.3 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively, which was included in selling, general and administrative expenses.

As of March 31, 2009, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year Ending	Estimated Amortization
2009 (remaining 9 months)	$9,974
2010	13,299
2011	10,154
2012	2,786
Total	$36,213

7. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of available-for-sale investments as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government agency securities	$19,730	$11	$-	$19,741
Money market funds	46,498	-	-	46,498
Total	$66,228	$11	$-	$66,239

Reported as:
Cash and cash equivalents	$46,498	$-	$-	$46,498
Short-term investments	19,730	11	-	19,741
Total	$66,228	$11	$-	$66,239

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government agency securities	$16,413	$40	$-	$16,453
Corporate commercial paper	2,944	4	-	2,948
Money market funds	61,717	-	-	61,717
Total	$81,074	$44	$-	$81,118

Reported as:
Cash and cash equivalents	$68,047	$4	$-	$68,051
Short-term investments	13,027	40	-	13,067
Total	$81,074	$44	$-	$81,118

The fair value of the Company’s investments at March 31, 2009 and December 31, 2008, by contractual maturity, was as follows:

	March 31, 2009	December 31, 2008
Due in 1 year or less	$19,741	$19,401
Total	$19,741	$19,401

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at March 31, 2009 and December 31, 2008.

8. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets, specifically its cash equivalents and short-term investments, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of March 31, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds (1)	$46,498	$46,498	$-	$-
U.S. government agency securities (2)	19,741	-	19,741	-
Total	$66,239	$46,498	$19,741	$-

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	$19.7 million of which is included in short-term investments on the Company’s condensed consolidated balance sheet.

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds (3)	$61,717	$61,717	$-	$-
U.S. government agency securities (4)	16,453	-	16,453	-
Corporate commercial paper (5)	2,948	-	2,948	-
Total	$81,118	$61,717	$19,401	$-

(3)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(4)	$6.3 million of which is included in cash and cash equivalents and $10.1 million of which is included in short-term investments on the Company’s condensed consolidated balance sheet.
(5)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

9. Balance Sheet Components

The components of our inventory at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Inventories:
Finished goods	$6,060	$8,170
Work-in-progress	4,840	5,537
	$10,900	$13,707

The components of our accrued liabilities at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Accrued Liabilities:
Acrrued payroll and related expenses	$4,753	$4,784
Accrued accounts payable	137	131
Accrued inventory purchases	559	729
Accrued warranty	1,415	1,445
Accrual for Aeluros earn-out based on post-acquisition revenue milestone	-	15,501
Other accrued expenses	3,277	3,330
	$10,141	$25,920

10. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Warranty accrual:
Beginning balance	$1,445	$1,512
Provision for warranty	23	192
Settlements made during the period	(53)	(338)
Ending balance	$1,415	$1,366

During the first two quarters of 2006, we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of March 31, 2009, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

11. Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expires through 2011.  The Company also acquires certain assets under software licenses.

Future minimum lease commitments under non-cancelable software licenses and operating leases agreements, which include common area maintenance charges as of March 31, 2009, were as follows (in thousands):

	Software licenses and other obligations	Operating Leases	Total
2009	$365	$752	$1,117
2010	483	1,021	1,504
2011	-	517	517
2012 and thereafter	-	-	-
	848	$2,290	$3,138
Less: Interest component	(33)
Present value of minimum lease payment	815
Less: Current portion	(774)
Long-term portion of obligations	$41

Purchase Commitments

At March 31, 2009, we had approximately $4.6 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

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

Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately $12.4 million at March 31, 2009) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

12. Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(3,917)	$1,127
Currency translation adjustments	(53)	(10)
Unrealized gain/(loss) on short term investments	29	-
Comprehensive income (loss)	$(3,941)	$1,117

13. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. During the three months ended March 31, 2009 and 2008, we made lease payments of approximately $247,000 and $242,000, respectively, under this lease arrangement.

14. Operating Segments and Geographic Information

We operate as one operating and reportable segment and sell our products directly to customers in North America, Asia and Europe. Sales for the geographic regions reported below are based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
United States	34%	42%
Malaysia	29%	27%
China	21%	19%
Other	16%	12%
Total	100%	100%

The following table summarizes customers comprising 10% or more of our gross account receivable for the periods indicated:

	March 31, 2009	December 31, 2008
Huawei Technologies Corporation	29%	*
Wintec Industries Inc	22%	48%
Celestica Corporation	*	15%
Sanmina Corporation	19%	12%
Jabil Circuit Incorporated	*	11%

*	Less than 10% of gross account receivable

15. Subsequent Events

    On April 30, 2009, we entered into a purchase agreement with Integrated Device Technology, Inc. (“IDT”), pursuant to which we agreed to acquire certain assets and intellectual property relating to IDT’s network search engines, route and search accelerator products and inventory for those products.  Under the purchase agreement, we will pay IDT $90 million plus the cost of inventory on hand at the closing date.  At closing, we may, at our option, choose to pay the entire purchase price in cash or pay $60 million plus the cost of inventory in cash, and issue a secured promissory note for $30 million payable in two installments of $15 million each on the first and second anniversaries of the closing date.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2009 and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

On October 24, 2007, we completed the acquisition of Aeluros, Inc (the “Aeluros Acquisition”). The acquisition was accounted for as a business combination during the fourth quarter of fiscal 2007. We paid $57.0 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,770 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we paid $15.5 million cash in February 2009 based on the attainment of revenue performance milestones for the acquired business over the one year period following the close of the transaction.

Some of our challenges in fiscal 2009 include improving operating efficiencies in the light of continued challenging macroeconomic conditions, diversifying our product offerings and inventory management. We experienced two consecutive quarter-over-quarter declines in revenue from $38.3 million for our third fiscal quarter in 2008 to $30.9 million for our fourth fiscal quarter in 2008 to $30.4 million for our first fiscal quarter in 2009. We believe the decrease in demand was primarily due to macroeconomic conditions that decreased customer demand for our products. In response, we have focused on operating efficiencies and lowered our operating expenses from $20.8 million for the third quarter of fiscal 2008 to $20.1 million for the fourth fiscal quarter in 2008 to $19.0 million for the first quarter in 2009. We expect to remain focused on maintaining our operating expenses at an appropriate level relative to our revenue during this period of macroeconomic weakness.

During the three months ended March 31, 2009 and 2008, our top five customers accounted for approximately 75% and 69%, respectively, of total product revenue, respectively. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

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

Cisco and its contract manufacturers have accounted for a large percentage of our historical revenue, although the percentage of our overall revenue attributable to Cisco and its contract manufacturers declined for 2008. At Cisco’s request, in 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase.  This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. During the three months ended March 31, 2009 and 2008, our revenues from Cisco and Cisco’s contract manufactures were $9.7 million and $12.7 million, or approximately 32% and 37% of total revenue.

Critical Accounting Policies and Estimates

The preparation of our condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There were no changes to our critical accounting policies and estimates discussed in our 2008 Annual Report on Form 10-K.

    Foreign Currency

Effective January 1, 2009, the functional currency for all of our foreign subsidiaries became the United States dollar.  Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Revenue and expenses are remeasured at average exchange rates in effect during the period, except for those revenue and expenses related to the nonmonetary assets and liabilities, which are measured at historical exchange rates.  The gains or losses from foreign currency remeasurement are included in interest and other income, net.  Such gains or losses have not been material for the three months ended March 31, 2009.  The impact of this change was not material to all prior periods presented.

Results of Operations

Comparison of Three Months Ended March 31, 2009 with Three Months Ended March 31, 2008

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended March 31, 2009 and the three months ended March 31, 2008 (in thousands, except percentage data):

	Three Months ended March 31, 2009	Percentage of Revenue	Three Months ended March 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$30,366	100.0%	$34,180	100.0%	$(3,814)	-11.2%
Cost of revenue	13,544	44.6%	15,383	45.0%	(1,839)	-12.0%
Gross profits	$16,822	55.4%	$18,797	55.0%	$(1,975)	-10.5%

Revenue. Revenue for the three months ended March 31, 2009 decreased by $3.8 million compared with the three months ended March 31, 2008. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $9.7 million of our total revenue for the three months ended March 31, 2009, compared with $12.7 million during the three months ended March 31, 2008. The decrease in sales to Cisco was primarily due to a decrease of $4.7 million in revenue from sales of our NL5000 and network search engine products, although this decline was largely offset by increased revenue of our new products to Cisco, including NL7000 and NL8000 products which increased $1.8 million. Revenue from non-Cisco customers represented $20.7 million of total revenue for the three months ended March 31, 2009 compared with $21.5 million in the same quarter of the prior year. During the three months ended March 31, 2009 and 2008, Alcatel Lucent and Huawei accounted for 16% and 11%, and 13% and 6%, respectively, of our total revenue.  Notwithstanding these increases, in the first quarter of 2009, we recorded an overall decrease in sales to other non-Cisco customers, reflecting an overall softening of customer demand in light of recently deteriorating macroeconomic conditions.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended March 31, 2009 decreased by $1.8 million compared with that of the three months ended March 31, 2008. Cost of revenue decreased primarily due to a decrease in product sales. Cost of revenue for the three months ended March 31, 2009 and 2008 included $3.0 million and $3.0 million, respectively, of amortization of intangible assets expense, and $0.2 million and $0.4 million of a provision for excess and obsolete inventory.

Operating expenses

The table below sets forth operating expense data for the three months ended March 31, 2009 and the three months ended March 31, 2008 (in thousands, except percentage data):

	Three Months ended March 31, 2009	Percentage of Revenue	Three Months ended March 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$12,198	40.2%	$12,206	35.7%	$(8)	-0.1%
Selling, general and administrative	6,814	22.4%	6,464	18.9%	350	5.4%
Total operating expenses	$19,012	62.6%	$18,670	54.6%	$342	1.8%

Research and Development Expenses. Research and development expenses increased for the three months ended March 31, 2009, compared with the same period in 2008 primarily due to increases in payroll and payroll related expenses of $0.8 million, software licenses expenses of $0.4 million, and stock-based compensation expenses of $0.1 million, offset by decreases in product development and qualification expenses of $0.7 million, travel expenses of $0.3 million and consulting and outside vendor expenses of $0.2 million. The increase in payroll and payroll related expenses was primarily due to increases in engineering headcount to support our new product development efforts. The increase in software license expenses was primarily due to amortization expense for our software licenses used for our internal research and development projects. The decrease in product development and qualification expense was primarily due to the production qualification and characterization of our processors. Product development and qualifications costs vary from period to period depending on the timing of development and tape-out of various products. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.4 million during the three months ended March 31, 2009, compared with the same period in 2008, primarily due to increases in payroll and payroll related expenses of $0.3 million, and stock-based compensation of $0.6 million, offset by decreases in commission expenses of $0.2 million, other professional service expenses of $0.1 million and consulting and outside vendor expenses of $0.1 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. The decrease in commission expense was primarily a result of our decrease in revenue.  Selling, general and administrative expenses also included $0.3 million of amortization expense for the customer relationship intangible asset in the three months ended March 31, 2009 and 2008. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Other items

The table below sets forth other data for the three months ended March 31, 2009 and the three months ended March 31, 2008 (in thousands, except percentage data):

	Three Months ended March 31, 2009	Percentage of Revenue	Three Months ended March 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income, net:
Interest income	$181	0.6%	$483	1.4%	$(302)	-62.5%
Other income (expense), net	(8)	0.0%	4	0.0%	(12)	-300.0%
Total interest and other income, net	$173	0.6%	$487	1.4%	$(314)	-64.5%

Interest and Other Income (Expenses), Net. Interest and other net income decreased by $0.3 million for the three months ended March 31, 2009, compared with the three months ended March 31, 2008 primarily due to lower market yields for our investments. Our cash, cash equivalents and short-term investments balance increased from $55.8 million at March 31, 2008 to $88.9 million at March 31, 2009.

	Three Months ended March 31, 2009	Percentage of Revenue	Three Months ended March 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Provision for (benefit from) income taxes	$1,900	6.3%	$(513)	1.4%	$2,413	-470.4%

Provision for Income Taxes. During the three months ended March 31, 2009, we recorded an income tax provision of $1.9 million. We established a valuation allowance of $3.0 million for tax credits that are unlikely to be utilized in California in light of a legislative change enacted in February 2009 which affected the rules on state income apportionment for tax years beginning in 2011. Excluding the aforementioned, our effective tax rate for the three months ended March 31, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Liquidity and Capital Resources: Changes in Financial Condition

At March 31, 2009, our principal sources of liquidity were our cash, cash equivalents, and short-term investments which totaled $88.9 million. In February 2009, we paid $15.5 million to the former Aeluros stockholders due to attainment of post-acquisition revenue milestones, subject to certain adjustments as provided in the Aeluros acquisition agreement

The Company’s cash, cash equivalents and short-term investments are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company had not experienced any losses on its deposits of cash and cash equivalents as of March 31, 2009.  However, we believe that the capital and credit markets have been experiencing unprecedented levels of volatility and disruption and that recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues.  We can provide no assurance that our cash, cash equivalents, and short-term investments will not be adversely affected by these matters in the future.

The table below sets forth the key components of cash flow for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$8,651	$5,572
Net cash used in investing activities	$(22,457)	$(365)
Net cash used in financing activities	$(534)	$(61)

Cash Flows during the Three Months Ended March 31, 2009

Our net cash provided by operating activities was $8.7 million for the three months ended March 31, 2009, which primarily consisted of $3.9 million of net loss, $12.2 million of non-cash operating expenses and $0.4 million in changes in operating assets and liabilities.  Non-cash operating expenses for the three months ended March 31, 2009, included stock-based compensation of $4.3 million, depreciation and amortization of $4.3 million, deferred income taxes, net of $3.3 million, and provision for inventory reserve of $0.3 million.  Changes in operating assets and liabilities were primarily driven by a decrease in deferred margin of $1.0 million, inventory of $2.5 million, and accrued liabilities of $0.2 million due a decrease in product sales, offset by an increase in prepaid and other current assets of $2.0 million, accounts payable of $0.7 million and other long-term liabilities of $0.3 million.

Our net cash used in investing activities was $22.5 million for the three months ended March 31, 2009, of which we used $15.5 million for the payment of Aeluros post-acquisition revenue milestone, $14.6 million for the purchase of short-term investments, and $0.3 million to purchase property and equipment, offset by $7.9 million of sales and maturities of short-term investments.  We expect to make capital expenditures of approximately $2.5 million primarily for design tools during the remainder of 2009, to support product development activities. We will use our cash and cash equivalents to fund these expenditures.

Our net cash used in financing activities was $0.5 million for the three months ended March 31, 2009, primarily for prepayments of software licenses and other obligations of $0.4 million and payments for retirement of common stock of $0.3 million, offset from proceeds of stock option exercises of $0.2 million.

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

Capital Resources

We believe that our existing cash, cash equivalents and short-term investment balance of $88.9 million will be sufficient to meet our anticipated cash needs for at least the next 12 months.  On April 30, 2009, we entered into a purchase agreement with Integrated Device Technology, Inc (“IDT”), pursuant to which we agreed to acquire certain assets and intellectual property relating IDT’s network search engines, route and search accelerator products and inventory for those products.  Under the purchase agreement, we will pay IDT $90 million plus the cost of inventory on hand at the closing date.  At closing, we may, at our option, choose to pay the entire purchase price in cash or pay $60 million plus the cost of inventory in cash, and issue a secured promissory note for $30 million payable in two installments of $15 million each on the first and second anniversaries of the closing date.

Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake.  We may seek additional funding through public or private equity or debt financing.  However, additional funds may not be available on terms acceptable to us or at all.  We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement.

Contractual Obligations

Our principal commitments as of March 31, 2009 consisted of operating lease obligation payments, wafer purchases, and payments on software licenses and other obligations, which are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$2,290	$1,005	$1,285	$-	$-
Software license obligations	815	774	41	-	-
Wafer purchases	4,571	4,571	-	-	-
Total	$7,676	$6,350	$1,326	$-	$-

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2009, our investments consisted primarily of money market funds and U.S. government securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1A:	Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 4, 2009. The following discussion is of material changes to risk factors disclosed in that report.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the three months ended March 31, 2009 and 2008, Cisco and its contract manufacturers accounted for 32% and 37% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

NETLOGIC MICROSYSTEMS, INC.

Dated: May 5, 2009	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2009	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification