Form 10-Q
period 2009-06-30
NETLOGIC MICROSYSTEMS INC
filed 2009-08-05
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $0.01 par value per share	22,136,620 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$88,263	$83,474
Short-term investments	—	13,067
Accounts receivable, net	7,995	8,382
Inventories	9,656	13,707
Deferred income taxes	2,897	3,217
Prepaid expenses and other current assets	6,874	1,937

Total current assets	115,685	123,784
Property and equipment, net	7,918	5,513
Goodwill	68,712	68,712
Intangible asset, net	32,888	39,538
Other assets	21,142	8,224

Total assets	$246,345	$245,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,551	$7,618
Accrued liabilities	13,212	25,920
Deferred margin	536	1,638
Software licenses and other obligations, current	3,425	755

Total current liabilities	26,724	35,931
Software licenses and other obligations, long-term	1,145	464
Other liabilities	9,720	9,109

Total liabilities	37,589	45,504

Stockholders’ equity
Common stock	222	219
Additional paid-in capital	290,588	276,042
Accumulated other comprehensive loss	—	(13)
Accumulated deficit	(82,054)	(75,981)

Total stockholders’ equity	208,756	200,267

Total liabilities and stockholders’ equity	$246,345	$245,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$32,485	$36,543	$62,851	$70,723
Cost of revenue	13,987	15,982	27,531	31,365

Gross profit	18,498	20,561	35,320	39,358

Operating expenses:
Research and development	14,136	12,357	26,334	24,563
Selling, general and administrative	7,358	6,245	14,172	12,709
Acquisition-related costs	1,335	—	1,335	—

Total operating expenses	22,829	18,602	41,841	37,272

(Loss) income from operations	(4,331)	1,959	(6,521)	2,086
Interest and other income, net	246	258	419	745

(Loss) income before income taxes	(4,085)	2,217	(6,102)	2,831
Benefit from income taxes	(1,929)	(115)	(29)	(628)

Net (loss) income	$(2,156)	$2,332	$(6,073)	$3,459

Net (loss) income per share-basic	$(0.10)	$0.11	$(0.28)	$0.16

Net (loss) income per share-diluted	$(0.10)	$0.10	$(0.28)	$0.16

Shares used in calculation-basic	21,961	21,390	21,883	21,277

Shares used in calculation-diluted	21,961	22,529	21,883	22,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(6,073)	$3,459
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	8,593	8,485
Loss on disposal of property and equipment	—	92
Stock-based compensation	10,318	6,975
Provision for (recovery of) doubtful accounts	(14)	30
Provision for inventory reserves	1,107	649
Deferred income taxes, net	3,385	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	401	319
Inventories	2,903	(1,961)
Prepaid expenses and other assets	(5,066)	(1,638)
Accounts payable	1,933	3,090
Accrued liabilities	2,663	(1,706)
Deferred margin	(1,102)	1,825
Other long-term liabilities	611	574

Net cash provided by operating activities	19,659	20,193

Cash flows from investing activities:
Purchase of property and equipment	(479)	(601)
Purchase of short-term investments	(14,633)	—
Sales and maturities of short-term investments	27,700	—
Loan to RMI	(15,000)	—
Cash paid for Aeluros earn-out	(15,501)	—

Net cash (used in) investing activities	(17,913)	(601)

Cash flows from financing activities:
Payments of software license and other obligations	(519)	(2,257)
Payments of debt issuance costs	(761)	—
Proceeds from issuance of Common Stock	4,880	6,403
Shares withheld for employee taxes	(557)	(727)

Net cash provided by financing activities	3,043	3,419

Effects of exchange rate on cash and cash equivalents	—	(22)
Net increase in cash and cash equivalents	4,789	22,989
Cash and cash equivalents at beginning of year	83,474	50,689

Cash and cash equivalents at end of year	$88,263	$73,678

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and software licenses obligations	$3,870	$1,312

Accrued debt issuance costs	$183	—

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

We have evaluated subsequent events through August 4, 2009, which is the date these financial statements were issued.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three and six months ended June 30, 2009, there were no significant changes to the critical accounting policies and estimates discussed in our 2008 annual report on Form 10-K with the exception of those discussed below.

Foreign Currency

Effective January 1, 2009, the functional currency for all of our foreign subsidiaries became the United States dollar. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Revenue and expenses are remeasured at average exchange rates in effect during the period, except for those revenue and expenses related to the nonmonetary assets and liabilities, which are measured at historical exchange rates. The gains or losses from foreign currency remeasurement are included in interest and other income, net. Such gains or losses have not been material for the three and six months ended June 30, 2009.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP
124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these FSPs did not have a material impact on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS141(R) to our acquisitions when they occur.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events, or SFAS 165 which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect our unaudited condensed consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income: basic and diluted	$(2,156)	$2,332	$(6,073)	$3,459

Denominator:
Add: common shares outstanding	21,994	21,424	21,916	21,311
Less: unvested common shares subject to repurchase	(33)	(34)	(33)	(34)

Total shares: basic	21,961	21,390	21,883	21,277

Add: stock options and warrants outstanding, if dilutive	—	1,105	—	903
Add: shares subject to repurchase, if dilutive	—	34	—	34

Total shares: diluted	21,961	22,529	21,883	22,214

Basic earnings per share	$(0.10)	$0.11	$(0.28)	$0.16

Diluted earnings per share	$(0.10)	$0.10	$(0.28)	$0.16

For the three and six months ended June 30, 2009 and 2008, employee stock options to purchase the following numbers of shares of common stock were excluded from the computation of diluted net income per share as their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	2,444	1,927	3,224	2,321

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

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$180	$326	$355	$606
Research and development	3,461	1,777	5,612	3,795
Selling, general and administrative	2,377	1,171	4,351	2,574

Total stock-based compensation expense	$6,018	$3,274	$10,318	$6,975

In addition, we capitalized approximately $0.1 million and $0.2 million of stock-based compensation in inventory as of June 30, 2009 and December 31, 2008, respectively, which represented indirect manufacturing costs related to our inventory.

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three and six months ended June 30, 2009 we granted stock options to purchase approximately 2,000 and 260,000 shares of common stock, respectively. During the three and six months ended June 30, 2008, we granted stock options to purchase approximately 51,000 and 256,000 shares of common stock, respectively. As of June 30, 2009 there was approximately $20.7 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years.

Restricted Stock

During the three and six months ended June 30, 2009 we granted restricted stock units representing the future right to acquire approximately 196,000 and 319,000 shares of common stock, respectively. During the three and six months ended June 30, 2008, we granted restricted stock units representing the right to acquire approximately 85,000 and 248,000 shares of common stock, respectively. These awards vest over the requisite service period, which ranges from two to four years. The fair value of the restricted stock was determined using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of June 30, 2009, there was approximately $19.2 million of total unrecognized compensation cost related to unvested restricted stock granted which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

Our ESPP provides that eligible employees may purchase up to $25,000 worth of our common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of our common stock either at the beginning or the end of each six-month offering period, whichever is less. During the six months ended June 30, 2009 and 2008, approximately 40,000 and 22,000 shares, respectively, were purchased under the ESPP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Option Plans:
Risk-free interest rate	2.85%	3.13%	1.88%	3.10%
Expected life of options (in years)	5.41	5.61	5.90	5.27
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	56%	55%	60%	59%
Weighted average fair value	$19.30	$15.53	$12.34	$14.97
Employee Stock Purchase Plan:
Risk-free interest rate	0.28%	3.32%	0.28%	3.32%
Expected life of options (in years)	0.49	0.50	0.49	0.50
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	75%	51%	75%	51%
Weighted average fair value	$7.85	$9.24	$7.85	$9.24

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, we review on a semi-annual basis the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

At January 1, 2009 and June 30, 2009, we had $15.2 million and $15.8 million of unrecognized tax benefits. Approximately $13.6 million of the balance as of June 30, 2009 would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had $822,000 of accrued interest and zero penalties related to uncertain tax positions.

The tax years 1997-2008 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2010.

In February 2009, the California 2009-2010 budget legislature was enacted into law, allowing companies to elect for income tax purposes to apply a single sales factor apportionment for years beginning after January 1, 2011. Based on our anticipated election, we determined a need to establish a valuation allowance for certain deferred tax assets totaling $3.0 million during the six months ended June 30, 2009.

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

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,712	$—	$68,712	$68,712	$—	$68,712

Other intangible assets:
Developed technology	$34,180	$(15,663)	$18,517	$34,180	$(11,668)	$22,512
Composite intangible asset	11,246	(5,155)	6,091	11,246	(3,749)	7,497
Patents and core technology	5,590	(1,884)	3,706	5,590	(1,325)	4,265
Customer relationships	6,900	(2,326)	4,574	6,900	(1,636)	5,264
Backlog	2,106	(2,106)	—	2,106	(2,106)	—

Total	$60,022	$(27,134)	$32,888	$60,022	$(20,484)	$39,538

As of both June 30, 2009 and December 31, 2008, goodwill represented approximately 28% of our total assets.

For both the six months ended June 30, 2009 and 2008, amortization expense related to intangible assets was $6.7 million. The amortization expense related to intangible assets was included in cost of sales because it related to products sold during such periods, except for the amortization of the customer relationships of $0.7 million for both the six months ended June 30, 2009 and 2008, which was included in selling, general and administrative expenses.

As of June 30, 2009, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year Ending	Estimated Amortization
2009 (remaining 6 months)	$6,649
2010	13,299
2011	10,154
2012	2,786

Total	$32,888

7. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of available-for-sale investments as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Money market funds (all reported as cash and cash equivalents)	$51,251	$—	$—	$51,251

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$16,413	$40	$—	$16,453
Corporate commercial paper	2,944	4	—	2,948
Money market funds	61,717	—	—	61,717

Total	$81,074	$44	$—	$81,118

Reported as:
Cash and cash equivalents	$68,047	$4	$—	$68,051
Short-term investments	13,027	40	—	13,067

Total	$81,074	$44	$—	$81,118

The fair value of the Company’s investments at June 30, 2009 and December 31, 2008, by contractual maturity, was as follows (in thousands):

	June 30, 2009	December 31, 2008
Due in 1 year or less	$—	$19,401

Net unrealized holding gains and losses on available-for-sale investments were included as a separate component of stockholders’ equity.

See Note 17, Subsequent Events, below for further discussion of the purchase of intellectual property and other assets related to the Integrated Device Technology’s (“IDT”) network search engine (“NSE”) business (the “IDT NSE Acquisition’). As of June 30, 2009 our cash and cash equivalent balance was $88.3 million. Subsequent to June 30, 2009, our cash and cash equivalent balance decreased as a result of the $100 million purchase consideration paid on July 17, 2009 for the IDT NSE Acquisition, offset by $37 million of borrowings under the credit facility to partially finance the acquisition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets, specifically its cash equivalents and short-term investments, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds (1)	$51,251	$51,251	$—	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds (2)	$61,717	$61,717	$—	$—
U.S. government agency securities (3)	16,453	—	16,453	—
Corporate commercial paper (4)	2,948	—	2,948	—

Total	$81,118	$61,717	$19,401	$—

(2)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(3)	$6.3 million of which is included in cash and cash equivalents and $10.2 million of which is included in short-term investments on the Company’s condensed consolidated balance sheet.
(4)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

9. Balance Sheet Components

The components of our inventory at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Inventories:
Finished goods	$5,068	$8,170
Work-in-progress	4,588	5,537

	$9,656	$13,707

The components of our accrued liabilities at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Accrued Liabilities:
Acrrued payroll and related expenses	$4,635	$4,784
Accrued accounts payable	2,184	131
Accrued inventory purchases	1,040	729
Accrued warranty	1,366	1,445
Accrual for Aeluros earn-out based on post-acquisition revenue milestone	—	15,501
Other accrued expenses	3,987	3,330

	$13,212	$25,920

10. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warranty Accrual:
Beginning balance	$1,415	$1,366	$1,445	$1,512
Provision for warranty	13	436	36	628
Settlements made during the period	(62)	(383)	(115)	(721)

Ending balance	$1,366	$1,419	$1,366	$1,419

During the first two quarters of 2006, we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of June 30, 2009, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

Future minimum commitments under non-cancelable software licenses and operating leases agreements, which include common area maintenance charges as of June 30, 2009, were as follows (in thousands):

	Software licenses and other obligations	Operating Leases	Total
2009	$1,993	$505	$2,498
2010	1,583	1,021	2,604
2011	1,139	516	1,655
2012 and thereafter	—	—	—

	4,715	$2,042	$6,757

Less: Interest component	(145)

Present value of minimum payments	4,570
Less: Current portion	(3,425)

Long-term portion of obligations	$1,145

Purchase Commitments

At June 30, 2009, we had approximately $7.8 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

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

Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately $11.1 million at June 30, 2009) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

Pending Acquisitions

See Note 15, Pending Acquisition of RMI Corporation, and Note 17, Subsequent Events, below for further discussion on commitments related to our pending acquisitions for RMI and the purchase of intellectual property and other assets related to the IDT NSE Acquisition.

12. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(2,156)	$2,332	$(6,073)	$3,459
Currency translation adjustments	—	(12)	53	(22)
Change in unrealized gain/loss on short term investments	(11)	—	(40)	—

Comprehensive (loss) income	$(2,167)	$2,320	$(6,060)	$3,437

13. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. We made lease payments under this lease agreement of $249,000 and $161,000 for the three months ended June 30, 2009 and 2008, respectively, and $496,000 and $403,000 for the six months ended June 30, 2009 and 2008, respectively.

14. Operating Segments and Geographic Information

We operate as one operating and reportable segment and sell our products directly to customers in North America, Asia and Europe. Revenue percentages for the geographic regions reported below were based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
United States	29%	25%	31%	33%
Malaysia	31%	38%	30%	32%
China	24%	23%	22%	21%
Other	16%	14%	17%	14%

Total	100%	100%	100%	100%

The following table summarizes customers comprising 10% or more of our gross account receivable for the periods indicated:

	June 30, 2009	December 31, 2008
Wintec Industries Inc	39%	48%
Celestica Corporation	15%	15%
Sanmina Corporation	*	12%
Jabil Circuit Incorporated	*	11%

*	Less than 10% of gross account receivable

15. Pending Acquisition of RMI Corporation

On May 31, 2009, we entered into an Agreement and Plan of Merger Reorganization, or definitive agreement, with our wholly-owned subsidiary, Roadster Merger Corporation, and RMI Corporation, or RMI, a provider of high-performance and low-power multi-core, multi-threaded processors. Under the terms of the definitive agreement, we agreed to acquire RMI through the merger of Roadster Merger Corporation with and into RMI and to pay the RMI stockholders a combination of cash and shares of our common stock. The parties intend that the merger will constitute a tax-free reorganization for federal income tax purposes.

The merger agreement provides for NetLogic to pay cash to the holders of RMI common stock and to issue shares of our common stock to the holders of RMI preferred stock as merger consideration upon conversion of their RMI stock in the merger. A portion of the merger consideration is payable upon completion of the acquisition and another portion is payable, subject to the attainment of revenue milestones applicable to the acquired business, at the end of a twelve-month post-closing earn-out period. The value of the merger consideration to be paid at the closing date as specified in the merger agreement is equal to $181.35 million plus $2.0 million as an advance earn-out payment. The total number of shares of our common stock to be issued to the holders of RMI preferred stock at the closing date will be equal to the amount of calculated value that is allocable to the shares of RMI preferred stock divided by the applicable closing price of our common stock. The applicable closing price will generally be the same as the average closing price of our common stock for the 20-trading day period ending on the third trading day prior to the closing date, but it cannot be more than $34.90 or less than $26.97. The total amount of cash to be paid to the holders of RMI common stock at the closing date will be equal to the amount of calculated value that is allocable to the shares of RMI common stock under the merger agreement, plus the $2 million advance earn-out credit referenced above. In calculating the amount of cash payable to the holders of RMI common stock, the collar does not limit the amount of cash they are paid. The size of the cash payment may therefore be greater than or less than the portion of the nominal value allocable to the RMI common stock.

The value of the maximum remaining earn-out consideration as specified in the merger agreement is $68.0 million, which will be allocated, determined and paid in the same manner and kind as the merger consideration payable at the closing date but will be reduced by the advance earn-out credit paid to the holders of RMI common stock at the closing date, and may be reduced further by up to $1 million for a special bonus payment to the chief executive officer of RMI in the circumstances specified in the merger agreement. The earn-out is based on the achievement of a specified revenue target for a 12-month period after the closing date.

One hundred percent of the shares of our common stock issued as merger consideration at the closing date will be subject to a lock-up for six months following the closing date, and 50% of the shares will be subject to a lock-up for one year following the closing date. Earn-out consideration will be paid within 90 days after the end of the 12-month earn-out measurement period.

On June 1, 2009, pursuant to the definitive agreement, we loaned $15.0 million to RMI, who delivered to us a secured promissory note, or Note, due November 30, 2010 bearing interest at a 10% annual rate. The Note is secured by substantially all of RMI’s assets, but repayment of the Note and our security interest have been subordinated to the loans and security interests of RMI’s pre-existing institutional lenders. Based on information provided to us by RMI, the total principal amount of such senior loans at May 31, 2009 was approximately $5.1 million. Repayment of the Note will be accelerated upon an event of default (as defined in the Note), which includes a termination of the definitive agreement by us as a result of certain breaches by RMI and Change of Control (as defined in the Note) of RMI. An RMI Change of Control includes a sale of all or substantially all of RMI’s assets and an acquisition of capital stock representing at least 50% of the voting power of RMI (other than in connection with our acquisition of RMI under the definitive agreement). Upon a Change of Control, RMI is obligated to pay us $5.0 million from the proceeds of such Change of Control in addition to all unpaid principal and accrued interest then due under the Note.

The $15.0 million loan to RMI was recorded in other assets balance on the consolidated balance sheet as of June 30, 2009. We recorded interest income of $125,000 for the three and six month period ended June 30, 2009.

16. Credit Facility

On June 19, 2009, we and our material subsidiaries entered into a credit agreement with a group of lenders led by Silicon Valley Bank to provide $55 million of new credit facilities for a term of three years. The credit facilities consist of a $25.0 million senior secured revolving credit facility and $30.0 million of senior secured term loans. The credit agreement is secured by substantially all of our assets and the assets of our material subsidiaries The credit facilities can be prepaid (in whole or in part) and terminated at any time without premium or penalty.

Any borrowings under the credit facility will, at our option, bear interest either at an annual rate equal to (a) the higher of the Silicon Valley Bank announced prime rate or the Federal Funds Effective Rate plus 0.50% plus a margin ranging from 0.50% to 1.75% based on the ratio of our reported total consolidated debt to our consolidated EBITDA, or (b) Eurodollar borrowings based on the applicable LIBOR interest period (with a LIBOR floor of 1.50%), plus a margin ranging from 3.00% to 4.00% based on the ratio of our reported total consolidated debt to our consolidated EBITDA. The revolving credit facility has an unused line fee payable on the undrawn revolving credit facility amount set at a rate per annum ranging from 0.30% to 0.50% determined based on the ratio of our total consolidated debt to our consolidated EBITDA. There are no borrowings under the credit agreement as of June 30, 2009.

The senior secured credit facility includes several quarterly financial covenants and customary operating covenants, including the following:

•

a covenant requiring us to maintain the ratio of our total consolidated debt to our consolidated EBITDA within specified limits, specifically (for the four trailing quarters ended on the applicable date) 2.25:1 (through March 31, 2010), 2.00:1 (from June 30, 2010 through September 30, 2010) and 1.75:1 (thereafter);

•

a minimum fixed charge covenant regarding the ratio of our consolidated EBITDA less our capital expenditures to our consolidated interest expense and other fixed charges to be no less than 1.25:1 at quarter end;

•

a minimum consolidated quick ratio covenant regarding our consolidated cash and cash equivalents plus accounts receivable to our consolidated current liabilities to be no less than 1:1 at quarter end (beginning with the quarter ending December 31, 2009); and

•	a covenant requiring us and our subsidiaries to maintain at all times at least $20 million of unencumbered cash and cash equivalents.

We are in compliance with the debt covenants under the credit agreement as of June 30, 2009.

Included in other assets as of June 30, 2009 are direct fees and expenses in connection with the credit line and term loans of approximately $0.9 million.

17. Subsequent Events

On July 17, 2009, we completed the purchase of intellectual property and other assets relating to IDT’s network search engine business for approximately $100 million in cash, which included inventory valued at approximately $10 million, subject to price adjustment based on a determination of the actual amount of inventory within 45 days after the closing, pursuant to an Asset Purchase Agreement dated April 30, 2009 . The purchase consideration was partially funded by borrowings totaling $37 million under the senior secured credit facility agreement.

As of June 30, 2009 our cash and cash equivalent balance was $88.3 million. Subsequent to June 30, 2009, our cash and cash equivalent balance decreased as a result of the $100 million purchase consideration paid on July 17, 2009 for the IDT NSE Acquisition, offset by $37 million of borrowings under the credit facility to partially finance the acquisition.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2009, under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our quarterly report filed with the Securities and Exchange Commission on May 5, 2009, under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below, and under “Risk Factors” in the preliminary proxy statement filed by us on Schedule 14A with the Securities and Exchange Commission on July 24, 2009. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

On May 31, 2009, we entered into an Agreement and Plan of Merger Reorganization, or definitive agreement, with our wholly-owned subsidiary, Roadster Merger Corporation, and RMI Corporation, or RMI, a provider of high-performance and low-power multi-core, multi-threaded processors. Under the terms of the definitive agreement, we agreed to acquire RMI through the merger of Roadster Merger Corporation with and into RMI and to pay the RMI stockholders a combination of cash and shares of our common stock. The parties intend that the merger will constitute a tax-free reorganization for federal income tax purposes.

On July 17, 2009, we completed the acquisition of the network search engine business from Integrated Devices Technology, Inc (the “IDT NSE Acquisition”). The acquisition will be accounted for as a business combination during the third quarter of fiscal 2009. Upon the closing of the transaction, we paid $100.0 million in cash, subject to a price adjustment based on a determination of the actual amount of inventory within 45 days after the closing pursuant to an Asset Purchase Agreement dated April 30, 2009.

Some of our challenges in fiscal 2009 include improving operating efficiencies in the light of continued challenging macroeconomic conditions, diversifying our product offerings, inventory management, integration of IDT NSE Acquisition, the completion of our pending acquisition of RMI Corporation pursuant to our merger agreement dated May 30, 2009, and thereafter the integration of RMI Corporation. We experienced consecutive declines in year-over-year quarterly revenue from $36.5 million for our second quarter in 2008 to $32.5 million in our second quarter in 2009, and $34.1 million in our first quarter in 2008 to $30.4 million for our first quarter in 2009 due to decreased demand for our products. We believe the decrease in demand was primarily due to macroeconomic conditions that decreased customer demand for our products. In response, we have focused on operating efficiencies and containing our cash operating expense growth. Our operating expenses grew by $3.8 million from $19.0 million in the first quarter of 2009 to $22.8 million in the second quarter of 2009. Stock-based compensation accounted for $1.7 million of the expense growth while acquisition-related costs, which includes transaction and integration related costs, accounted for $1.3 million of the expense growth. While we expect to continue to remain focused on maintaining our operating expenses at an appropriate level relative to our revenue during this period of macroeconomic weakness, we expect to incur more acquisition-related costs for the remainder of 2009. The integration of RMI Corporation following its acquisition would add substantial integration costs and challenges requiring extensive management time and attention, which could detract from the operation and management of other parts of our business operations.

During the three and six months ended June 30, 2009, our top five customers accounted for approximately 72% and 70%, respectively, of total product revenue. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

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

Cisco and its contract manufacturers have accounted for a large percentage of our historical revenue, although the percentage of our overall revenue attributable to Cisco and its contract manufacturers declined for 2008 and the first six months of 2009. At Cisco’s request, in 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase. This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. During the three and six months ended June 30, 2009, our revenues from Cisco and Cisco’s contract manufactures were $11.1 million and $20.8 million, or approximately 34% and 33% of total revenue.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 with Three Months Ended June 30, 2008

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended June 30, 2009 and the three months ended June 30, 2008 (in thousands, except percentage data):

	Three Months ended June 30, 2009	Percentage of Revenue	Three Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$32,485	100.0%	$36,543	100.0%	$(4,058)	-11.1%
Cost of revenue	13,987	43.1%	15,982	43.7%	(1,995)	-12.5%

Gross profits	$18,498	56.9%	$20,561	56.3%	$(2,063)	-10.0%

Revenue. Revenue for the three months ended June 30, 2009 decreased by $4.1 million compared with the three months ended June 30, 2008. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $11.1 million of our total revenue for the three months ended June 30, 2009, compared with $16.3 million during the three months ended June 30, 2008. The decrease in sales to Cisco was primarily due to a decrease of $4.5 million in revenue from sales of our NL5000, and network search engine products, although this decline was offset by increased revenue of our new products to Cisco, including NL6000 and NL7000 products which increased $0.6 million. Revenue from non-Cisco customers represented $21.4 million of total revenue for the three months ended June 30, 2009 compared with $20.3 million in the same quarter of the prior year. During the three months ended June 30, 2009 and 2008, Alcatel Lucent and Huawei accounted for 16% and 8%, and 10% and 8%, respectively, of our total revenue. Notwithstanding these increases, in the second quarter of 2009, we recorded an overall decrease in sales to other non-Cisco customers, reflecting an overall softening of customer demand in light of recently deteriorating macroeconomic conditions.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended June 30, 2009 decreased by $2.0 million compared with that of the three months ended June 30, 2008. Cost of revenue decreased primarily due to a decrease in product sales. Cost of revenue for the three months ended June 30, 2009 and 2008 included $3.0 million and $3.0 million, respectively, of amortization of intangible assets expense, and $0.8 million and $0.1 million of a provision for excess and obsolete inventory.

Operating expenses

The table below sets forth operating expense data for the three months ended June 30, 2009 and the three months ended June 30, 2008 (in thousands, except percentage data):

	Three Months ended June 30, 2009	Percentage of Revenue	Three Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$14,136	43.5%	$12,357	33.8%	$1,779	14.4%
Selling, general and administrative	7,358	22.7%	6,245	17.1%	1,113	17.8%
Acquisition-related costs	1,335	4.1%	—	—	1,335	—

Total operating expenses	$22,829	70.3%	$18,602	50.9%	$4,227	22.7%

Research and Development Expenses. Research and development expenses increased for the three months ended June 30, 2009 compared with the same period in 2008 primarily due to increases in payroll and payroll related expenses of $0.7 million, software licenses expenses of $0.4 million, and stock-based compensation expenses of $1.7 million, offset by decreases in product development and qualification expenses of $0.4 million, and consulting and outside vendor expenses of $0.4 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily due to increases in engineering headcount to support our new product development efforts. The increase in software license expenses was primarily due to amortization expense for our software licenses used for our internal research and development projects. The decrease in product development and qualification expense was primarily due to the production qualification and characterization of our processors. Product development and qualifications costs vary from period to period depending on the timing of development and tape-out of various products. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million during the three months ended June 30, 2009, compared with the same period in 2008, primarily due to increases in payroll and payroll related expenses of $0.3 million, stock-based compensation of $1.2 million, offset by decreases in commission expenses of $0.2 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. The decrease in commission expense was primarily a result of our decrease in revenue. Selling, general and administrative expenses also included $0.3 million of amortization expense for the customer relationship intangible asset in the three months ended June 30, 2009 and 2008. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Acquisition-Related Costs. Acquisition-related costs were $1.3 million during the three months ended June 30, 2009 primarily due to legal fees of $1.2 million related to our acquisitions of RMI and IDT NSE.

Other items

The table below sets forth other data for the three months ended June 30, 2009 and the three months ended June 30, 2008 (in thousands, except percentage data):

	Three Months ended June 30, 2009	Percentage of Revenue	Three Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income, net:
Interest income	$262	0.8%	$356	1.0%	$(94)	-26.4%
Other income (expense), net	(16)	0.0%	(98)	-0.3%	82	-83.7%

Total interest and other income, net	$246	0.8%	$258	0.7%	$(12)	-4.7%

Interest and Other Income (Expenses), Net. Interest and other income decreased by $12,000 for the three months ended June 30, 2009 compared with the three months ended June 30, 2008 primarily due to lower market yields for our investments, and offset by the interest income related to the loan to RMI. Our cash, cash equivalents and short-term investments balance increased from $73.7 million at June 30, 2008 to $88.3 million at June 30, 2009.

	Three Months ended June 30, 2009	Percentage of Revenue	Three Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(1,929)	-5.9%	$(115)	-0.3%	$(1,814)	1577.4%

Benefit from Income Taxes. During the three months ended June 30, 2009, we recorded an income tax benefit of $1.9 million. The effective tax rate for the three months ended June 30, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Comparison of Six Months Ended June 30, 2009 with Six Months Ended June 30, 2008

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the six months ended June 30, 2009 and the six months ended June 30, 2008 (in thousands, except percentage data):

	Six Months ended June 30, 2009	Percentage of Revenue	Six Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$62,851	100.0%	$70,723	100.0%	$(7,872)	-11.1%
Cost of revenue	27,531	43.8%	31,365	44.3%	(3,834)	-12.2%

Gross profits	$35,320	56.2%	$39,358	55.7%	$(4,038)	-10.3%

Revenue. Revenue for the six months ended June 30, 2009 decreased by $7.9 million compared with the six months ended June 30, 2008. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $20.8 million of our total revenue for the six months ended June 30, 2009 compared with $29.0 million during the six months ended June 30, 2008. The decrease in sales to Cisco was primarily due to a decrease of $9.2 million in revenue from sales of our NL5000 and network search engine products, although this decline was partially offset by increased revenue of our new products to Cisco, including NL7000 and NL8000 products which increased $0.9 million. Revenue from non-Cisco customers represented $42.1 million of total revenue for the six months ended June 30, 2009 compared with $41.7 million in the same quarter of the prior year. During the six months ended June 30, 2009 and 2008, Alcatel Lucent and Huawei accounted for 16% and 9%, and 12% and 7%, respectively, of our total revenue. Notwithstanding these increases, in the second quarter of 2009, we recorded an overall decrease in sales to other non-Cisco customers, reflecting an overall softening of customer demand in light of recently deteriorating macroeconomic conditions.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the six months ended June 30, 2009 decreased by $3.8 million compared with that of the six months ended June 30, 2008. Cost of revenue decreased primarily due to a decrease in product sales. Cost of revenue for the six months ended June 30, 2009 and 2008 included $6.0 million and $6.0 million, respectively, of amortization of intangible assets expense, and $1.1 million and $0.6 million of a provision for excess and obsolete inventory.

Operating expenses

The table below sets forth operating expense data for the six months ended June 30, 2009 and the six months ended June 30, 2008 (in thousands, except percentage data):

	Six Months ended June 30, 2009	Percentage of Revenue	Six Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$26,334	41.9%	$24,563	34.7%	$1,770	7.2%
Selling, general and administrative	14,172	22.6%	12,709	18.0%	1,464	11.5%
Acquisition-related costs	1,335	2.1%	—	—	1,335	—

Total operating expenses	$41,841	66.6%	$37,272	52.7%	$4,569	12.3%

Research and Development Expenses. Research and development expenses increased for the six months ended June 30, 2009 compared with the same period in 2008 primarily due to increases in payroll and payroll related expenses of $1.4 million, software licenses expenses of $0.7 million, and stock-based compensation expenses of $1.8 million, offset by decreases in product development and qualification expenses of $1.1 million, travel expenses of $0.3 million and consulting and outside vendor expenses of $0.6 million. The increases in payroll and payroll related expenses and stock-based compensation expenses were primarily due to increases in engineering headcount to support our new product development efforts. The increase in software license expenses was primarily due to amortization of software licenses used for our internal research and development projects. The decrease in product development and qualification expense was primarily due to the production qualification and characterization of our processors. Product development and qualifications costs vary from period to period depending on the timing of development and tape-out of various products. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million during the six months ended June 30, 2009, compared with the same period in 2008, primarily due to increases in payroll and payroll related expenses of $0.6 million, stock-based compensation of $1.8 million, offset by decreases in commission expenses of $0.4 million, other professional service expenses of $0.2 million and legal fee expenses of $0.1 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. The decrease in commission expense was primarily a result of our decrease in revenue. Selling, general and administrative expenses also included $0.7 million of amortization expense for the customer relationship intangible asset in the six months ended June 30, 2009 and 2008. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Acquisition-Related Costs. Acquisition-related costs were $1.3 million during the six months ended June 30, 2009 primarily due to legal fees of $1.2 million related to our acquisitions of RMI and IDT NSE.

Other items

The table below sets forth other data for the six months ended June 30, 2009 and the six months ended June 30, 2008 (in thousands, except percentage data):

	Six Months ended June 30, 2009	Percentage of Revenue	Six Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income, net:
Interest income	$443	0.7%	$839	1.2%	$(396)	-47.2%
Other income (expense), net	(24)	0.0%	(94)	-0.1%	70	-74.5%

Total interest and other income, net	$419	0.7%	$745	1.1%	$(326)	-43.8%

Interest and Other Income (Expenses), Net. Interest and other income decreased by $0.4 million for the six months ended June 30, 2009 compared with the six months ended June 30, 2008 primarily due to lower market yields for our investments, and offset by the interest income related to the loan to RMI. Our cash, cash equivalents and short-term investments balance increased from $73.7 million at June 30, 2008 to $88.3 million at June 30, 2009.

	Six Months ended June 30, 2009	Percentage of Revenue	Six Months ended June 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(29)	0.0%	$(628)	-0.9%	$599	-95.4%

Benefit from Income Taxes. During the six months ended June 30, 2009, we recorded an income tax benefit of $29,000. We established a valuation allowance of $3.0 million for tax credits that are unlikely to be utilized in California in light of a legislative change enacted in February 2009 which affected the rules on state income apportionment for tax years beginning in 2011. Excluding the aforementioned, our effective tax rate for the six months ended June 30, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Liquidity and Capital Resources: Changes in Financial Condition

Our principal sources of liquidity are our cash and cash equivalents and our senior secured credit facility of $55 million with a group of banks executed in June 2009. As of June 30, 2009 our cash and cash equivalent balance was $88.3 million. Subsequent to June 30, 2009, our cash and cash equivalent balance decreased as a result of the $100 million purchase consideration paid on July 17, 2009 for the IDT NSE Acquisition, offset by $37 million of borrowings under the credit facility to partially finance the acquisition.

We expect substantial cash outflow requirements in connection with our mergers and acquisitions:

•

In connection with our merger agreement dated May 31, 2009 with RMI Corporation (“RMI”), we provided a bridge loan of $15 million to RMI. Additionally, the merger agreement requires us to pay the merger consideration due to holders of RMI common stock in cash. In addition to an initial merger consideration which is payable at closing, the earn-out portion of the merger consideration, which will payable upon the achievement of revenue targets for a twelve month period following closing, is dependent in part on the average closing price of our common stock as defined in the agreement. We expect to complete the acquisition of RMI during the quarter ended September 30, 2009.

•

On July 17, 2009, we paid $100 million as purchase consideration for the network search engine business (“NSE”) of Integrated Device Technology, Inc. (“IDT”). The purchase consideration was partially financed by $37 million of borrowings under the senior secured credit facility.

•	We have incurred and may continue to incur significant cash outflow related to transaction costs and integration expenses in connection with the acquisition of RMI, IDT NSE and any other acquisitions.

Under the senior secured credit facility, we are required to satisfy certain financial ratio and other covenants such as:

•

a covenant requiring us to maintain the ratio of our total consolidated debt to our consolidated EBITDA within specified limits, specifically (for the four trailing quarters ended on the applicable date) 2.25:1 (through March 31, 2010), 2.00:1 (from June 30, 2010 through September 30, 2010) and 1.75:1 (thereafter);

•

a minimum fixed charge covenant requiring the ratio of our consolidated EBITDA less our capital expenditures to our consolidated interest expense and other fixed charges to be no less than 1.25:1 at quarter end;

•

a minimum consolidated quick ratio covenant requiring our consolidated cash and cash equivalents plus accounts receivable to our consolidated current liabilities to be no less than 1:1 at quarter end (beginning with the quarter ending December 31, 2009); and

•	a covenant requiring us and our subsidiaries to maintain at all times at least $20 million of unencumbered cash and cash equivalents.

We are in compliance with the debt covenants under the credit agreement as of June 30, 2009.

The Company’s cash and cash equivalents are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company had not experienced any losses on its deposits of cash and cash equivalents as of June 30, 2009. However, we believe that the capital and credit markets have been experiencing unprecedented levels of volatility and disruption and that recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. We can provide no assurance that our cash and cash equivalents will not be adversely affected by these matters in the future.

The table below sets forth the key components of cash flow for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$19,659	$20,193
Net cash used in investing activities	$(17,913)	$(601)
Net cash provided by financing activities	$3,043	$3,419

Cash Flows during the Six Months Ended June 30, 2009

Our net cash provided by operating activities was $19.7 million for the six months ended June 30, 2009, which primarily consisted of $6.1 million of net loss, $23.4 million of non-cash operating expenses and $2.5 million in changes in operating assets and liabilities. Non-cash operating expenses for the six months ended June 30, 2009, included stock-based compensation of $10.3 million, depreciation and amortization of $8.6 million, deferred income taxes, net of $3.4 million, and provision for inventory reserves of $1.1 million. Changes in operating assets and liabilities were primarily driven by a decrease in deferred margin of $1.1 million, inventory of $2.9 million due to a decrease in product sales, offset by an increase in prepaid and other current assets of $5.1 million, accounts payable and accrued liabilities of $4.7 million and other long-term liabilities of $0.6 million.

Our net cash used in investing activities was $17.9 million for the six months ended June 30, 2009, of which we used $15.5 million for the payment of Aeluros post-acquisition revenue milestone, $15.0 million for the loan to RMI, $14.6 million for the purchase of short-term investments, and $0.5 million to purchase property and equipment offset by $27.7 million of sales and maturities of short-term investments. We expect to make capital expenditures of approximately $0.7 million primarily for design tools during the remainder of 2009, to support product development activities. We will use our cash and cash equivalents to fund these expenditures.

Our net cash provided by financing activities was $3.0 million for the six months ended June 30, 2009, primarily from proceeds of stock option exercises of $4.9 million, offset by payments of debt issuance costs of $0.8 million, prepayments of software licenses and other obligations of $0.5 million and shares withheld for employee taxes of $0.6 million.

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

Our net cash provided by financing activities was $3.4 million for the six months ended June 30, 2008, as $5.7 million of proceeds of stock option exercises were partially offset by $2.3 million of payments of software licenses and other obligations.

Capital Resources

We believe that our existing cash and cash equivalents balance of $88.3 million as of June 30, 2009 and our senior secured credit facility of $55 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our anticipated cash needs in the next twelve months include the purchase consideration payment to IDT, the potential payments to holders of RMI common stock and significant acquisition and integration costs.

Although in recent years we have generated sufficient net cash from operations to meet our capital requirements, we will be substantially larger with greater operating cash needs as a result of the acquisition of IDT NSE and, RMI Corporation at such time as we complete our acquisition of it. Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. We may seek additional funding through public or private equity or debt financing. However, additional funding will be constrained by the terms and covenants under our senior secured credit facility and may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement.

Contractual Obligations

Our principal commitments as of June 30, 2009 consisted of operating lease obligation payments, wafer purchases, and payments on software licenses and other obligations, which are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$2,042	$1,010	$1,032	$—	$—
Software license obligations	4,570	3,425	1,145	—	—
Wafer purchases	7,803	7,803	—	—	—

Total	$14,415	$12,238	$2,177	$—	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

On July 17, 2009, we completed the purchase of intellectual property and other assets relating to IDT’s network search engine business for approximately $100 million in cash, which included inventory valued at approximately $10 million, subject to price adjustment based on a determination of the actual amount of inventory within 45 days after the closing, pursuant to an Asset Purchase Agreement dated April 30, 2009. The purchase consideration was partially funded by borrowings totaling $37 million under the senior secured credit facility agreement.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2009, our investments consisted primarily of money market funds. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally affected by foreign currency rate changes. Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiaries, which are denominated in the local currency. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

Item 4:	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A:	Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 4, 2009 and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our quarterly report filed with the Securities and Exchange Commission on May 5, 2009. The following discussion is of material changes to risk factors disclosed in that report. The following discussion is of material changes to risk factors disclosed in that report.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the six months ended June 30, 2009 and 2008, Cisco and its contract manufacturers accounted for 33% and 45% of our total revenue, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

Cash expenditures and capital commitments associated with our proposed acquisition of RMI and other recent acquisitions may create significant liquidity and cash flow risks for us, and we may incur substantial debt in order to satisfy our obligations.

Our principal sources of liquidity are our cash and cash equivalents and our credit facility of $55 million with a group of banks executed in June 2009. As of June 30, 2009, our adjusted cash and cash equivalent balance totaled $25.3 million, after accounting for the $100 million purchase consideration paid on July 17, 2009 for the network search engine assets of Integrated Device Technology, Inc. and the $37 million borrowings under the credit facility to partially finance the acquisition. The cash expenditures required in connection with the RMI acquisition will be substantial. The merger agreement requires us to pay cash to holders of RMI common stock as part of the merger consideration payable at closing and, if applicable, the earn-out portion of the merger consideration, which amounts will increase as the average closing price of our common stock increases and could be substantial under some circumstances. We have also loaned approximately $15.0 million to RMI as a short-term bridge loan to allow RMI to meet its working capital needs and fund its operations in the ordinary course of business. In addition, we have also incurred and may continue to incur significant transaction expenses in connection with the IDT NSE Acquisition, the RMI acquisition and other transactions.

Under the senior secured credit facility, we are required to satisfy certain financial ratio and other covenants such as:

•

a covenant requiring us to maintain the ratio of our total consolidated debt to our consolidated EBITDA within specified limits, specifically (for the four trailing quarters ended on the applicable date) 2.25:1 (through March 31, 2010), 2.00:1 (from June 30, 2010 through September 30, 2010) and 1.75:1 (thereafter);

•

a minimum fixed charge covenant requiring the ratio of our consolidated EBITDA less our capital expenditures to our consolidated interest expense and other fixed charges to be no less than 1.25:1 at quarter end;

•

a minimum consolidated quick ratio covenant requiring our consolidated cash and cash equivalents plus accounts receivable to our consolidated current liabilities to be no less than 1:1 at quarter end (beginning with the quarter ending December 31, 2009); and

•	a covenant requiring us and our subsidiaries to maintain at all times at least $20 million of unencumbered cash and cash equivalents.

Violation of those covenants would place us in default, so we must manage our financial condition carefully. Although in recent years we have generated sufficient net cash from our operations to meet our capital requirements, we will be substantially larger with greater operating cash needs as a result of the RMI acquisition. If actual results fail to meet our expectations regarding the revenues and expenses of these acquired businesses, our historical cash flows may not be sufficient to meet our capital requirements. If additional funding is required for operations, to cure loan defaults or for other purposes, we may attempt to seek funds from time to time through public or private equity or debt financing, although additional funds may not be available on terms acceptable to us or at all. We may also decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, and we have a $150 million shelf registration statement which we might use for this purpose. Under the terms of the merger agreement, however, we have agreed to limit the total amount of capital raised through equity financings prior to the closing of the merger to $50.0 million. Any such additional capital-raising transactions would be likely to further dilute the interests of our stockholders, as described below.

Our business and prospects may have been adversely impacted by the announcement of the proposed acquisition of RMI and the uncertainty regarding our business pending the completion of the acquisition.

The negotiation and announcement of our proposed acquisition of RMI, the focus of our management on satisfying the conditions to the closing of the acquisition and the uncertainty regarding our business pending completion of the acquisition may have a number of negative affects on our business, including the following:

•	our management may be diverted from day-to-day business operations, possibly leading to a loss of revenues and market position;

•	our current and potential customers may delay or cancel purchasing decisions in response to the announcement of the proposed acquisition, resulting in a material decline in our revenues;

•	our business partners, including OEMs, distributors and suppliers, may adversely change or terminate their relationships with us in response to the announcement of the proposed acquisition; and

•	our employees may experience uncertainty about their future role with us, harming our ability to attract and retain key management, sales and technical personnel.

Our proposed acquisition of RMI may not be completed.

The consummation of our proposed acquisition of RMI is subject to a number of conditions under the merger agreement which must be satisfied or waived at or prior to the closing. For example, the respective obligations of both NetLogic and RMI to consummate the acquisition are subject to the satisfaction (or waiver) of the following conditions, among others:

•

the completion of a definitive proxy statement to send to our stockholders for approval of the shares of our common stock to be issued in connection with the merger that is subject to review by the Securities and Exchange Commission, which review process is of uncertain duration;

•

the merger agreement shall have been approved and adopted by the requisite vote of the stockholders of RMI, and our stockholders shall have approved the issuance of the shares of our common stock to be issued in connection with the merger; and

•

no temporary restraining order, preliminary or permanent injunction or other order or judgment preventing the consummation of the merger shall have been issued by any court of competent jurisdiction and remain in effect.

NetLogic’s obligation to consummate the acquisition is subject to the satisfaction (or waiver) of the following additional conditions, among others:

•

that, subject to certain exceptions, the representations and warranties of RMI contained in the merger agreement shall be true, complete and correct on the date of the merger agreement and as of the effective time of the merger, and that RMI shall have performed and shall not have materially breached its covenants under the merger agreement required to be performed and complied with as of the effective time;

•	that no material adverse change affecting RMI or its ability to complete the acquisition shall have occurred since the date of the merger agreement;

•

that RMI shall have obtained the approval of the holders of at least 75% of its capital stock with respect to the merger agreement and the merger, including the approval of the holders of at least 80% of its preferred stock and the holders of at least a majority of its common stock;

•	that holders of no more than 5% of RMI’s preferred stock and 30% of its common stock shall have exercised appraisal rights under Delaware law;

•

that a specified group of key RMI employees and at least 75% of all other RMI employees to whom we or the surviving corporation shall have extended offers of employment shall have agreed to accept such offers of employment; and

•	that all outstanding options and warrants to purchase shares of RMI stock shall have been terminated.

RMI’s obligation to consummate the acquisition is subject to the satisfaction (or waiver) of the following additional conditions, among others:

•

that, subject to certain exceptions, our representations and warranties contained in the merger agreement shall be true, complete and correct on the date of the merger agreement and on and as of the effective time of the merger, and that we shall have performed and shall not have materially breached our covenants under the merger agreement that are required to be performed or complied with as of the effective time;

•	that no material adverse change affecting NetLogic or our ability to complete the acquisition shall have occurred since the date of the merger agreement;

•	that the shares of our common stock to be issued in the acquisition shall have been approved for listing on the Nasdaq Global Market or such exchange as our common stock may then be listed; and

•

that RMI shall have received a written opinion from its counsel Pillsbury Winthrop Shaw Pittman LLP, counsel to RMI, to the effect that the merger will be treated for federal income tax purposes as a reorganization within the meaning of Section 368(a) of the IRS code.

If the merger agreement is terminated, the acquisition will not be completed. The merger agreement may be terminated under certain circumstances, including the following:

•	by mutual written consent duly authorized by the boards of directors of NetLogic and RMI;

•

by either RMI or us if the merger shall not have been consummated by October 31, 2009, unless the action, or failure to act, of the terminating party has been a principal cause of the failure of the merger to occur and constitutes a breach of the merger agreement;

•

by either RMI or us if a governmental authority shall have issued or enacted any legal requirement or taken any other final and nonappealable action that has the effect of permanently prohibiting the acquisition;

•	by either RMI or us, upon a breach of any representation, warranty, covenant or agreement set forth in the merger agreement by the other party, subject to a cure period in some circumstances;

•	by us, if material adverse change affecting RMI shall have occurred, or we first become aware of such a material adverse effect, after the date of the merger agreement; or

•	by RMI, if our board of directors fails to include our board of directors’ recommendation to adopt and approve the matters set forth in this proxy statement or changes its recommendation.

If our proposed acquisition of RMI is not completed on a timely basis or at all, our business, financial condition and results of operations may be harmed and the market price of our common stock may be adversely impacted.

If the conditions to closing described above are not satisfied or waived in a timely manner and the acquisition is delayed, we may lose some or all of the intended or perceived benefits of the transaction which could cause our stock price to decline and harm our business.

In addition, if the acquisition is not completed for any reason:

•	our stock price may decline, including to the extent that the current market price reflects a market assumption that the acquisition will be completed;

•

we will be required to pay our costs related to the acquisition even if the acquisition is not completed, such as amounts payable to legal and financial advisors and independent accountants, and such costs could be significant; and

•	our reputation and relationships with our customers, suppliers, distributors and other business partners may be harmed.

Item 4.	Submission of Matters to a Vote of Stockholders

On May 15, 2009, we held an annual meeting of our stockholders. The stockholders elected two Class II directors to hold office until our 2012 annual meeting of stockholders. Each such director received the number of votes set forth below:

Name	For	Withheld
Steven Domenik	19,628,915	216,662

Douglas Broyles	19,635,724	209,853

Directors Ron Jankov, Norman Godinho, Leonard Perham and Alan Krock, were not subject to election at the annual meeting and will continue to serve on the board of directors after the meeting.

The ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as our independent registered auditors for the fiscal year ended December 31, 2009, was approved by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
19,792,196	46,452	6,929	0

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: August 4, 2009	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2009	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.4	Asset Purchase Agreement, dated as of April 30, 2009, between NetLogic Microsystems, Inc. and Integrated Device Technology, Inc., which includes the forms of Intellectual Property Cross-License Agreement (Exhibit D) and Non-Competition Agreement (Exhibit E) (1)

2.5	Agreement and Plan of Merger Reorganization by and among NetLogic Microsystems, Inc., Roadster Merger Corporation, RMI Corporation and the Representative of Certain of the Holders of all of the Capital Stock of RMI Corporation dated as of May 31, 2009 (2)

10.31	RMI Corporation Secured Promissory Note dated as of May 31, 2009 (3)

10.32	Senior Secured Credit Facilities Credit Agreement, dated as of June 19, 2009, among NetLogic Microsystems, Inc., NetLogic Microsystems International Limited, the several lenders parties thereto and Silicon Valley Bank.

10.33	Form of Revolving Note under the Senior Secured Credit Facilities Credit Agreement.

10.34	Form of Tranche A Note under the Senior Secured Credit Facilities Credit Agreement.

10.35	Form of Tranche B Note under the Senior Secured Credit Facilities Credit Agreement.

10.36	BVI Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc., NetLogic Microsystems International Limited and the other grantors referred to therein, in favor of Silicon Valley Bank.

10.37	Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc. and the other grantors referred to therein, in favor of Silicon Valley Bank.

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

(2)	Incorporated by reference to Annex A to the preliminary proxy statement filed by the registrant with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009.