Form 10-Q
period 2009-09-30
NETLOGIC MICROSYSTEMS INC
filed 2009-11-09
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Septmber 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock, $0.01 par value per share	22,438,117 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$33,374	$83,474
Short-term investments	-	13,067
Accounts receivable, net	10,523	8,382
Inventories	21,529	13,707
Deferred income taxes	2,863	3,217
Prepaid expenses and other current assets	10,713	1,937
Total current assets	79,002	123,784
Property and equipment, net	7,110	5,513
Goodwill	89,965	68,712
Intangible asset, net	91,411	39,538
Other assets	20,909	8,224
Total assets	$288,397	$245,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,274	$7,618
Accrued liabilities	18,143	25,920
Deferred margin	1,005	1,638
Term notes, current	9,812	-
Software licenses and other obligations, current	1,608	755
Total current liabilities	42,842	35,931
Line of credit and term notes, long-term	18,362	-
Software licenses and other obligations, long-term	1,145	464
Other liabilities	9,684	9,109
Total liabilities	72,033	45,504
Stockholders' equity
Common stock	224	219
Additional paid-in capital	302,047	276,042
Accumulated other comprehensive loss	-	(13)
Accumulated deficit	(85,907)	(75,981)
Total stockholders' equity	216,364	200,267
Total liabilities and stockholders' equity	$288,397	$245,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$42,314	$38,311	$105,165	$109,034
Cost of revenue	21,498	16,802	49,029	48,167
Gross profit	20,816	21,509	56,136	60,867
Operating expenses:
Research and development	16,087	13,629	42,421	38,192
Selling, general and administrative	7,740	7,195	21,912	19,904
Acquisition-related costs	1,425	-	2,760	-
Total operating expenses	25,252	20,824	67,093	58,096
(Loss) income from operations	(4,436)	685	(10,957)	2,771
Interest and other income	399	421	883	1,259
Interest and other expenses	(595)	(18)	(660)	(111)
(Loss) income before income taxes	(4,632)	1,088	(10,734)	3,919
Benefit from income taxes	(779)	(168)	(808)	(796)
Net (loss) income	$(3,853)	$1,256	$(9,926)	$4,715
Net (loss) income per share-basic	$(0.17)	$0.06	$(0.45)	$0.22
Net (loss) income per share-diluted	$(0.17)	$0.06	$(0.45)	$0.21
Shares used in calculation-basic	22,247	21,630	21,988	21,360
Shares used in calculation-diluted	22,247	22,760	21,988	22,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(9,926)	$4,715
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	14,839	12,853
Loss on disposal of property and equipment	-	106
Stock-based compensation	16,770	11,557
Provision for (recovery of) doubtful accounts	-	39
Provision for inventory reserves	2,273	1,708
Deferred income taxes, net	3,381	-
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,141)	236
Inventories	3,133	(1,328)
Prepaid expenses and other assets	(7,069)	(2,042)
Accounts payable	2,839	3,753
Accrued liabilities	7,712	(1,748)
Deferred margin	(633)	1,485
Other long-term liabilities	575	992
Net cash provided by operating activities	31,753	32,326
Cash flows from investing activities:
Purchase of property and equipment	(646)	(1,318)
Purchase of short-term investments	(14,633)	-
Sales and maturities of short-term investments	27,700	-
Loan to RMI	(15,000)	-
Cash paid for Aeluros earn-out	(15,501)	-
Cash paid in connection with acquistion	(100,000)	-
Net cash used in investing activities	(118,080)	(1,318)
Cash flows from financing activities:
Proceeds from line of credit and term notes	37,000	-
Proceeds from issuance of Common Stock	10,179	7,990
Payment of principal of line of credit and term notes	(8,500)	-
Payments of software license and other obligations	(519)	(3,172)
Payments of debt issuance costs	(1,095)	-
Tax payments related to vested restricted stock awards	(838)	(546)
Net cash provided by financing activities	36,227	4,272
Effects of exchange rate on cash and cash equivalents	-	(40)
Net increase (decrease) in cash and cash equivalents	(50,100)	35,240
Cash and cash equivalents at beginning of period	83,474	50,689
Cash and cash equivalents at end of period	$33,374	$85,929
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and software licenses obligations	$3,870	$2,219
Accrued debt issuance costs	$65	$-

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

We have evaluated subsequent events through November 9, 2009, which is the date these financial statements were issued.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an ongoing basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three and nine months ended September 30, 2009, there were no significant changes to the critical accounting policies and estimates discussed in our 2008 annual report on Form 10-K with the exception of those discussed below.

Foreign Currency

Effective January 1, 2009, the functional currency for all of our foreign subsidiaries became the United States dollar. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Revenue and expenses are remeasured at average exchange rates in effect during the period, except for those revenue and expenses related to the nonmonetary assets and liabilities, which are measured at historical exchange rates. The gains or losses from foreign currency remeasurement are included in interest and other income, net. Such gains or losses were not material for the three and nine months ended September 30, 2009.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2009, the FASB issued FASB ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of ASC 805-20 to our acquisitions when they occur.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

2. Basic and Diluted Net Income Per Share

We compute net income per share in accordance with ASC 260, “Earnings per Share.” Basic net income per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method.

The following is a reconciliation of the weighted average number of common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income: basic and diluted	$(3,853)	$1,256	$(9,926)	$4,715
Denominator:
Add: common shares outstanding	22,280	21,664	22,021	21,394
Less: unvested common shares subject to repurchase	(33)	(34)	(33)	(34)
Total shares: basic	22,247	21,630	21,988	21,360
Add: stock options and warrants outstanding, if dilutive	-	1,096	-	985
Add: shares subject to repurchase, if dilutive	-	34	-	34
Total shares: diluted	22,247	22,760	21,988	22,379
Basic earnings per share	$(0.17)	$0.06	$(0.45)	$0.22
Diluted earnings per share	$(0.17)	$0.06	$(0.45)	$0.21

For the three and nine months ended September 30, 2009 and 2008, employee stock options to purchase the following numbers of shares of common stock were excluded from the computation of diluted net income per share as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares excluded from the computation of diluted net income per share	1,822	1,828	2,480	2,215

3. Stock-Based Compensation

We have adopted stock plans that provide for grants to employees of equity-based awards, which include stock options and restricted stock. In addition, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase our common stock at a discount through payroll deductions. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ service period. We also grant stock options and restricted stock to new employees in accordance with Nasdaq Marketplace rule 5635(c)(4) as an inducement material to the new employee’s entering into employment with the Company.

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$164	$231	$519	$837
Research and development	3,733	2,739	9,345	6,534
Selling, general and administrative	2,555	1,612	6,906	4,186
Total stock-based compensation expense	$6,452	$4,582	$16,770	$11,557

In addition, we capitalized approximately $0.2 million and $0.2 million of stock-based compensation in inventory as of September 30, 2009 and December 31, 2008, respectively, which represented indirect manufacturing costs related to our inventory.

Stock Options

The exercise price of each stock option generally equals the market price of our common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three and nine months ended September 30, 2009 we granted stock options to purchase approximately 52,000 and 311,000 shares of common stock, respectively. During the three and nine months ended September 30, 2008, we granted stock options to purchase approximately 70,000 and 327,000 shares of common stock, respectively. As of September 30, 2009 there was approximately $18.1 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 1.92 years.

Restricted Stock

During the three and nine months ended September 30, 2009 we granted restricted stock units representing the future right to acquire approximately 163,000 and 482,000 shares of common stock, respectively. During the three and nine months ended September 30, 2008, we granted restricted stock units representing the right to acquire approximately 177,000 and 425,000 shares of common stock, respectively. These awards vest over the requisite service period, which ranges from two to four years. The fair value of the restricted stock was determined using the fair value of our common stock on the date of the grant. The fair value of the restricted stock is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of September 30, 2009, there was approximately $20.3 million of total unrecognized compensation cost related to unvested restricted stock granted which is expected to be recognized over a weighted average period of 2.52 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Option Plans:
Risk-free interest rate	2.44%	3.33%	1.97%	3.15%
Expected life of options (in years)	5.41	5.61	5.82	5.34
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	56%	55%	60%	58%
Weighted average fair value	$20.49	$17.29	$13.70	$15.47
Employee Stock Purchase Plan:
Risk-free interest rate	0.33%	2.13%	0.30%	2.75%
Expected life of options (in years)	0.50	0.50	0.49	0.50
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	75%	51%	75%	51%
Weighted average fair value	$13.25	$10.22	$9.93	$9.71

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, we review on a semi-annual basis the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

During the three months ended September 30, 2009 and 2008, we recorded an income tax benefit of $0.8 million and $0.2 million, respectively. The effective tax rate for the three months ended September 30, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.  Included in the benefit from income taxes for the three months ended September 30, 2009 were charges totaling $423,000 to correct a tax benefit previously recognized for the six months ended June 30, 2009. The adjustment related to disqualifying dispositions of incentive stock options during the quarter ended June 30, 2009.  Management assessed the materiality of this error on the prior quarter’s financial statements and concluded the error was not material to the prior or current interim periods.

At January 1, 2009 and September 30, 2009, we had $15.2 million and $16.2 million of unrecognized tax benefits. Approximately $14.0 million of the balance as of September 30, 2009 would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had $1.0 million of accrued interest and zero penalties related to uncertain tax positions.

The tax years 1997-2008 remain open to examination by one or more of the major taxing jurisdictions in which we are subject to taxation on our taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2010.

In February 2009, the California 2009-2010 budget legislature was enacted into law, allowing companies to elect for income tax purposes to apply a single sales factor apportionment for years beginning after January 1, 2011. Based on our anticipated election, we determined a need to establish a valuation allowance for certain deferred tax assets totaling $3.0 million during the nine months ended September 30, 2009.

5. Business Combination

Integrated Device Technology, Inc., Network Search Engine Business

On July 17, 2009, we purchased intellectual property and other assets relating to the network search engine business of Integrated Device Technology, Inc., or IDT, which we refer to as the “IDT NSE Acquisition”, for $100 million, pursuant to an Asset Purchase Agreement dated April 30, 2009. We acquired the IDT NSE Assets to further expand our existing portfolio of knowledge-based processors and, NETLite processors and netwrok search engines, and to further strengthen the relationships with our customer base.  In October 2009, we received a refund of $1.8 million from IDT based on the final determination of the actual inventory received.

Allocation of Consideration Transferred

The acquisition was accounted for as a business combination under ASC 805 Business Combinations. The estimated total purchase price of $98.2 million was allocated to the net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventory	$13,256
Amortizable intangible assets:
Composite intangible assets	62,800
Supply agreement	872
Goodwill	21,253
Total	$98,181

As of the effective date of the acquisition, inventories are required to be measured at fair value. The preliminary fair value of inventory of $13.3 million was based on assumptions applied to the IDT NSE inventory acquired. In estimating the fair value of the inventory, we made assumptions about projected selling prices and the remaining selling and manufacturing efforts associated with the inventory. We assumed that (1) selling prices would yield gross margins of approximately 3.1%, (2) $4.0 million of remaining selling and manufacturing efforts associated with the inventory, and (3) a profit allowance of $0.5 million (based on management’s assumption of a reasonable margin).

In conjunction with the IDT NSE Acquisition, we entered into a supply agreement with IDT. The supply agreement allows us to source certain finished product from IDT generally at its cost for a contracted period of time. IDT's pricing to us was considered to be below market price in most cases.  Accordingly, the Company recorded an asset upon the signing of the agreement representing the difference between IDT prices and estimated market prices for those products based on quantities we currently estimate we will purchase under the supply agreement.  We will amortize the asset associated with the supply agreement and increase our inventory carrying value as products are purchased under the supply agreement.  See Note 9 for activity in the supply agreement asset.

Composite intangible assets consist of products which have reached technological feasibility and include search accelerator, network search engine and route accelerator product families. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Composite intangible assets are comprised of acquired IDT existing technology and customer relationships. Because no future products were planned in the business acquired, and market participants would continue to sell products solely under existing relationships until the products are obsolete, both components of the asset are deemed to have the same useful lives and treated as a composite asset. There are six composite assets, each represented by a product line with its own fair value supported by an underlying cashflow projection. Their respective useful lives of two to nine years are based on the period of remaining significant cashflow streams by product. We are amortizing these composite intangible assets on a straight-line basis over the respective estimated lives. Amortization of composite intangible assets has been included in cost of revenue.

Of the total estimated purchase price paid at the time of acquisition, approximately $21.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and which is only partially deductible for tax purposes based on the tax jurisdiction. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were expected benefits from economies of scale by combining the IDT NSE Assets with our business. In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill will not be amortized but instead be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, we will record an impairment charge during the fiscal quarter in which the determination is made.

Results of Operations

    The amount of revenue included in our condensed consolidated statement of operations from the IDT NSE acquisition date to the period ended September 30, 2009 (in thousands):

Revenue	$6,663

Supplemental Pro Forma Data for IDT NSE Acquisition

The following table presents the unaudited pro forma results of the Company as though the IDT NSE acquisition described above occurred at the beginning of the periods indicated. Adjustments have been made for the estimated amortization of intangibles, amortization of deferred charges, accretion of debt discounts, estimated interest expense in connection with debt financing of the acquisition, and the income tax impact of the pro forma adjustments. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$42,314	$51,274	$125,568	$164,394
Net Income	(3,853)	(8,305)	(23,297)	(8,044)
Net Income per share - basic	(0.17)	(0.38)	(1.06)	(0.38)
Net Income per share - diluted	(0.17)	(0.38)	(1.06)	(0.38)

Pending Acquisiton of RMI Corporation

    On June 1, 2009, pursuant to the Agreement and Plan of Merger Reorganization by and among NetLogic, Roadster Merger Corporation, RMI Corporation and WP VIII Representative LLC dated as of May 31, 2009, we loaned $15.0 million to RMI, who delivered to us a secured promissory note, or Note, due November 30, 2010 bearing interest at a 10% annual rate. The $15.0 million loan to RMI was reported within “Other assets” balance on the consolidated balance sheet as of September 30, 2009. We recorded interest income of $375,000 and $500,000 for the three and nine month period ended September 30, 2009.  On October 30, 2009, we completed the acquistion of RMI Corporation.  See Note 16, Subsequent Events, below for further discussion related to our acquisition of RMI Corporation.

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

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$89,965	$-	$89,965	$68,712	$-	$68,712
Other intangible assets:
Developed technology	$34,180	$(17,660)	$16,520	$34,180	$(11,668)	$22,512
Composite intangible asset	74,046	(7,656)	66,390	11,246	(3,749)	7,497
Patents and core technology	5,590	(2,164)	3,426	5,590	(1,325)	4,265
Customer relationships	6,900	(2,671)	4,229	6,900	(1,636)	5,264
Supply agreement	872	(26)	846	-	-	-
Total	$121,588	$(30,177)	$91,411	$57,916	$(18,378)	$39,538

For the nine months ended September 30, 2009, goodwill increased by $21.3 million due to our IDT NSE acquisition.

As of September 30, 2009 and December 31, 2008, goodwill represented approximately 31% and 28% of our total assets.

For the nine months ended September 30, 2009 and 2008, amortization expense related to intangible assets was $11.8 million. The amortization expense related to intangible assets was included in cost of sales because it related to products sold during such periods, except for the amortization of the customer relationships of $1.0 million for the nine months ended September 30, 2009 and 2008, which was included in selling, general and administrative expenses.

As of September 30, 2009, the estimated future amortization expense of intangible assets in the table above is as follows, excluding the supply agreement asset. (in thousands):

Fiscal Year Ending	Estimated Amortization
2009 (remaining 3 months)	$5,526
2010	22,103
2011	18,800
2012	11,240
2013	8,455
Thereafter	24,441
Total	$90,565

7. Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2009 our cash balance was $33.4 million and we did not have available-for-sale investments.  The following is a summary of available-for-sale investments as of December 31, 2008 (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$16,413	$40	$-	$16,453
Corporate commercial paper	2,944	4	-	2,948
Money market funds	61,717	-	-	61,717
Total	$81,074	$44	$-	$81,118

Reported as:
Cash and cash equivalents	$68,047	$4	$-	$68,051
Short-term investments	13,027	40	-	13,067
Total	$81,074	$44	$-	$81,118

The fair value of the Company’s investments at September 30, 2009 and December 31, 2008, by contractual maturity, was as follows (in thousands):

	September 30, 2009	December 31, 2008
Due in 1 year or less	$-	$19,401

Net unrealized holding gains and losses on available-for-sale investments were included as a separate component of stockholders’ equity.

8. Fair Value Measurements

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We measure our financial assets, specifically its cash equivalents and short-term investments, at fair value on a recurring basis. We do not have any financial liabilities that are measured at fair value on a recurring basis. As of September 30, 2009 our cash balance was $33.4 million, and we did not have cash equivalents or short-term investments.  The fair value of these financial assets was determined using the following inputs as of December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds (1)	$61,717	$61,717	$-	$-
U.S. government agency securities (2)	16,453	-	16,453	-
Corporate commercial paper (3)	2,948	-	2,948	-
Total	$81,118	$61,717	$19,401	$-

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	$6.3 million of which is included in cash and cash equivalents and $10.1 million of which is included in short-term investments on the condensed consolidated balance sheet.
(3)	Included in short-term investments on the condensed consolidated balance sheet.

9. Balance Sheet Components

The components of our inventory at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Inventories:
Finished goods	$8,031	$8,170
Work-in-progress	13,498	5,537
	$21,529	$13,707

The components of our supply agreement, included in intangible assets, at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Supply Agreement:
Balance at beginning of the period	$872	$-
Adjustment for inventory received	(26)	-
Balance at end of the period	$846	$-

The components of our accrued liabilities at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Accrued Liabilities:
Acrrued payroll and related expenses	$6,223	$4,784
Accrued accounts payable	2,262	131
Accrued inventory purchases	3,521	729
Accrued warranty	1,359	1,445
Accrual for Aeluros earn-out based on post-acquisition revenue milestone	-	15,501
Other accrued expenses	4,778	3,330
	$18,143	$25,920

10. Product Warranties

We provide a limited product warranty from one to three years from the date of sale. We provide for the estimated future costs of repair or replacement upon shipment of the product. Our warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that we have to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty Accrual:
Beginning balance	$1,366	$1,419	$1,445	$1,512
Provision for warranty	33	84	69	712
Settlements made during the period	(40)	(41)	(155)	(762)
Ending balance	$1,359	$1,462	$1,359	$1,462

During the first two quarters of 2006, we provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of our international customers. The devices were tested by both us and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included our devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of September 30, 2009, we maintained $0.7 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

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

Future minimum commitments under non-cancelable software licenses and operating leases agreements, which include common area maintenance charges as of September 30, 2009, were as follows (in thousands):

	Software licenses and other obligations	Operating Leases	Total
2009	$122	$253	$375
2010	1,583	1,021	2,604
2011	1,139	516	1,655
2012	-	-	-
2013 and thereafter	-	-	-
	2,844	$1,790	$4,634
Less: Interest component	(91)
Present value of minimum payments	2,753
Less: Current portion	(1,608)
Long-term portion of obligations	$1,145

Purchase Commitments

At September 30, 2009, we had approximately $13.8 million in firm, non-cancelable and unconditional purchase commitments with suppliers.

Contingencies

From time to time we are party to claims and litigation proceedings arising in the normal course of business. Currently, we do not believe that there are any claims or litigation proceeds involving matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

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

Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately $11.8 million at September 30, 2009) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

12. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(3,853)	$1,256	$(9,926)	$4,715
Currency translation adjustments	-	(2)	53	(24)
Change in unrealized gain/loss on short term investments	-	(16)	(40)	(16)
Comprehensive (loss) income	$(3,853)	$1,238	$(9,913)	$4,675

13. Related Party Transactions

We lease our headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which holds shares of our common stock. We made lease payments under this lease agreement of $253,000 and $356,000 for the three months ended September 30, 2009 and 2008, respectively, and $749,000 and $759,000 for the nine months ended September 30, 2009 and 2008, respectively.

14. Operating Segments and Geographic Information

We operate as one operating and reportable segment and sell our products directly to customers in North America, Asia and Europe. Revenue percentages for the geographic regions reported below were based upon the customer headquarter locations. Following is a summary of the geographic information related to revenues for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
United States	29%	28%	30%	31%
Malaysia	32%	30%	31%	32%
China	24%	27%	23%	23%
Other	15%	15%	16%	14%
Total	100%	100%	100%	100%

The following table summarizes customers comprising 10% or more of our gross account receivable for the periods indicated:

	September 30, 2009	December 31, 2008
Wintec Industries Inc	56%	48%
Huawei Technologies Co., Ltd	20%	*
Celestica Corporation	*	15%
Sanmina Corporation	*	12%
Jabil Circuit Incorporated	*	11%

*	Less than 10% of gross account receivable

The following table summarizes customers comprising 10% or more of our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cisco	40%	36%	36%	39%
Alcatel-Lucent	15%	10%	15%	10%
Huawei Technologies Co., Ltd	*	*	10%	*

*	Less than 10% of revenue

15. Credit Facility

On June 19, 2009, we and our material subsidiaries entered into a credit agreement with a group of lenders led by Silicon Valley Bank to provide $55 million of new credit facilities for a term of three years. The credit facilities consist of a $25.0 million senior secured revolving credit facility and $30.0 million of senior secured term loans. The credit agreement is secured by substantially all of our assets and the assets of our material subsidiaries. The credit facilities can be prepaid (in whole or in part) and terminated at any time without premium or penalty.

The net proceeds of the senior secured term loans were used to finance a portion of the IDT NSE Acquisition.  In addition to the senior secured term loans, during the three months ended September 30, 2009, the Company drew $7.0 million from the $25.0 million senior secured revolving credit facility to finance a small portion of the acquisition. We may draw additional proceeds from the senior secured revolving credit facility in the future for ongoing working capital and other general corporate purposes.  As of September 30, 2009, $1.0 million was outstanding under the senior secured revolving credit facility. No amount was outstanding under the senior secured revolving credit facility as of June 30, 2009.

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

As of September 30, 2009, the current portion of the liability associated with the senior secured term loans of $9.8 million, net of the debt discount of $0.2 million, is reported as “Term notes, current”, and the long-term portion of the liability associated with the senior secured term loans of $17.4 million, net of the debt discount of $0.1 million is reported as “Line of credit and term notes, long-term” on the Condensed Consolidated Balance Sheet.  The estimated fair value of the term loan is its carrying value as of September 30, 2009.

Direct fees and expenses totaling $0.8 million associated with the credit facility have been capitalized as deferred financing costs, with $0.1 million amortized as of September 30, 2009. As of September 30, 2009, the long-term portion of the deferred financing costs was $0.7 million, and is reported within “Other assets” on the Condensed Consolidated Balance Sheet. The debt fees capitalized are related to the credit facility. The deferred financing costs are being amortized using the effective interest method over the three-year term of the debt. During the three months ended September 30, 2009, we paid $2.5 million towards the principal of the credit facility.

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

We were in compliance with the debt covenants under the credit agreement as of September 30, 2009.

16. Subsequent Events

 On October 30, 2009, we completed the acquisition of RMI Corporation, a provider of high-performance and low-power multi-core, multi-threaded processors.  Pursuant to the Agreement and Plan of Merger Reorganization by and among NetLogic, Roadster Merger Corporation, RMI Corporation and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI Corporation, which now is a wholly-owned subsidiary of NetLogic, and NetLogic delivered merger consideration of approximately 5.0 million shares of NetLogic common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI Corporation capital stock.  Approximately 10% of the shares of NetLogic common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date.

 NetLogic may be required to pay up to an additional 1.6 million shares of common stock and $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target.  The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

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

Overview

We are a semiconductor company that designs, develops and sells proprietary high-performance processors and high-speed integrated circuits that are used by original equipment manufacturers (OEMs) in routers, switches, wireless infrastructure equipment, network security appliances, datacenter servers, network access equipment and network storage devices to accelerate the delivery of voice, video, data and multimedia content for advanced enterprise, datacenter, communications and mobile wireless networks. Our knowledge-based processors, physical layer products (the “PLPs”), and network search engine products are incorporated in systems used throughout multiple types of networks that comprise the global Internet infrastructure, including the enterprise, metro, access, edge and core networking markets, and are designed into systems offered by leading networking OEMs such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communication Systems, Inc., Cisco Systems, Inc., Huawei Technologies Co., Ltd., and Juniper Networks, Inc.

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

Because we purchase all wafers from suppliers with fabrication facilities and outsource the assembly and testing to third party vendors, a significant portion of our cost of revenue consists of payments to third party vendors. We do not have long-term agreements with any of our suppliers and rely upon them to fulfill our orders.

 Recent Acquisitions

On October 24, 2007, we completed the acquisition of Aeluros, Inc (the “Aeluros Acquisition”). The acquisition was accounted for as a business combination during the fourth quarter of fiscal 2007. We paid $57.1 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,770 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we paid $15.5 million cash in February 2009 based on the attainment of revenue performance milestones for the acquired business over the one year period following the close of the transaction.

On July 17, 2009, we completed the acquisition of the network search engine business from Integrated Devices Technology, Inc (the “IDT NSE Acquisition”). The acquisition was accounted for as a business combination during the third quarter of fiscal 2009. Upon the closing of the transaction, we paid $100.0 million in cash, subject to a price adjustment based on a determination of the actual amount of inventory received.  In October 2009, we received $1.8 million from IDT based on the final determination of the actual inventory received.

On October 30, 2009, we completed the acquisition of RMI Corporation, a provider of high-performance and low-power multi-core, multi-threaded processors.  Pursuant to the Agreement and Plan of Merger Reorganization by and among NetLogic, Roadster Merger Corporation, RMI Corporation and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI Corporation, which now is a wholly-owned subsidiary of NetLogic, and NetLogic delivered merger consideration of approximately 5.0 million shares of NetLogic common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI Corporation capital stock.  Approximately 10% of the shares of NetLogic common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date.

Outlook and Challenges

Some of our challenges in fiscal 2009 include improving operating efficiencies in the light of continued challenging macroeconomic conditions, diversifying our product offerings, inventory management, integration of IDT NSE Acquisition, and the integration of RMI Corporation. Our year-over-year quarterly revenue increased from $38.3 million for our third quarter in 2008 to $42.3 million in our third quarter in 2009. We had previously experienced consecutive declines in year-over-year quarterly revenue from $36.5 million for our second quarter in 2008 to $32.5 million in our second quarter in 2009, and $34.1 million in our first quarter in 2008 to $30.4 million for our first quarter in 2009 due to decreased demand for our products. We believe the decrease in demand was primarily due to macroeconomic conditions that decreased customer demand for our products. In response, we have focused on operating efficiencies and containing our cash operating expense growth. Our operating expenses grew by $2.4 million from $22.8 million in the second quarter of 2009 to $25.3 million in the third quarter of 2009. Stock-based compensation accounted for $0.5 million of the expense growth while acquisition-related costs incurred were $1.4 million during the third quarter of 2009. While we expect to continue to remain focused on maintaining our operating expenses at an appropriate level relative to our revenue during this period of macroeconomic weakness, we expect to incur more acquisition-related costs for the remainder of 2009. The integration of RMI Corporation will add substantial integration costs and challenges requiring extensive management time and attention, which may detract from the operation and management of other parts of our business operations.  We are focused on containing these distractions from our business operations.

During the three and nine months ended September 30, 2009, our top five customers accounted for approximately 74% and 72%, respectively, of total product revenue. Favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, growth in the cable infrastructure area of our business, and the growing mobile wireless infrastructure and IPTV markets, have enabled us to broaden our customer base and increase demand for our knowledge-based processors and network search engines. Additionally, we have further diversified our customer and product revenues by expanding our product portfolio to address Layer 7 content processing with our NETL7™ processor family, the Layer 1 physical layer with our 10 Gigabit Ethernet products, and entry level equipment with our NETLite™ processors.

As an integral part of our efforts to diversify our product and customer base, as well as strengthen our competitive positioning, and broaden our technology portfolio and research and development capabilities, we have entered into strategic acquisitions of products and technology, including the acquisition of the TCAM2 products and Sahasra algorithmic technology from Cypress, the acquisition of Aeluros and its PLP products, and the acquisition of RMI Corporation and its processor products, which we believe will complement our legacy products and significantly expand the total market opportunity for all of our products..

Cisco Business

Cisco and its contract manufacturers have accounted for a large percentage of our historical revenue. At Cisco’s request, in 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase. This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. During the three and nine months ended September 30, 2009, our revenues from Cisco and Cisco’s contract manufactures were $16.8 million and $37.6 million, or approximately 40% and 36% of total revenue.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 with Three Months Ended September 30, 2008

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended September 30, 2009 and the three months ended September 30, 2008 (in thousands, except percentage data):

	Three Months Ended September 30, 2009	Percentage of Revenue	Three Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$42,314	100.0%	$38,311	100.0%	$4,003	10.4%
Cost of revenue	21,498	50.8%	16,802	43.9%	4,696	27.9%
Gross profits	$20,816	49.2%	$21,509	56.1%	$(693)	-3.2%

Revenue. Revenue for the three months ended September 30, 2009 increased by $4.0 million compared with the three months ended September 30, 2008. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $16.8 million of our total revenue for the three months ended September 30, 2009, compared with $13.9 million during the three months ended September 30, 2008. The increase in sales to Cisco was primarily due to an increase of $4.2 million in revenue from products from our IDT NSE acquisition and $1.9 million in revenue from sales of our new products to Cisco, including NL7000 and NL8000.  The increase was partially offset by a decrease of $3.2 million in sales of our NL5000 and network search engine products. Revenue from non-Cisco customers represented $25.5 million of total revenue for the three months ended September 30, 2009 compared with $24.4 million in the same quarter of the prior year. During the three months ended September 30, 2009 and 2008, Alcatel Lucent accounted for 15% and 10%, respectively, of our total revenue.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended September 30, 2009 increased by $4.7 million compared with that of the three months ended September 30, 2008. Cost of revenue increased primarily due to an increase in product sales, amortization of intangible assets, provision for excess and obsolete inventory, and fair value adjustment related to acquired inventory. The increases in amortization of intangible assets and fair value adjustment related to acquired inventory were attributable to our IDT NSE acquisition.  Cost of revenue for the three months ended September 30, 2009 and 2008 included $4.8 million and $3.0 million, respectively, of amortization of intangible assets expense, $0.3 million and $1.1 million of a provision for excess and obsolete inventory, and $2.3 million and $0.6 million of a fair value adjustment related to acquired inventory.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2009 and the three months ended September 30, 2008 (in thousands, except percentage data):

	Three Months Ended September 30, 2009	Percentage of Revenue	Three Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$16,087	38.0%	$13,629	35.6%	$2,458	18.0%
Selling, general and administrative	7,740	18.3%	7,195	18.8%	545	7.6%
Acquisition-related costs	1,425	3.4%	-	-	1,425	100.0%
Total operating expenses	$25,252	59.7%	$20,824	54.4%	$4,428	21.3%

Research and Development Expenses. Research and development expenses increased for the three months ended September 30, 2009 compared with the same period in 2008 primarily due to increases in payroll and payroll related expenses of $0.8 million, software licenses expenses of $0.5 million, stock-based compensation expenses of $1.0 million, and product development and qualification expenses of $1.4 million. The increases were offset partially by decreases in consulting and outside vendor expenses of $1.1 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increases in engineering headcount to support our new product development efforts. The increase in software license expenses was primarily due to amortization expense for our software licenses used for our internal research and development projects. The decrease in product development and qualification expense was primarily due to the production qualification and characterization of our products. Product development and qualifications costs vary from period to period depending on the timing of development and tape-out of various products. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million during the three months ended September 30, 2009, compared with the same period in 2008, primarily due to increases in payroll and payroll related expenses of $0.4 million, stock-based compensation of $0.9 million. These increases were offset partially by decreases in consulting and outside vendor expenses of $0.4 million, and commission expenses of $0.2 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. The decrease in commission expense was primarily a result of our decrease in revenue. Selling, general and administrative expenses also included $0.3 million of amortization expense for the customer relationship intangible asset in the three months ended September 30, 2009 and 2008. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Acquisition-Related Costs. Acquisition-related costs were $1.4 million during the three months ended September 30, 2009 primarily due to legal fees of $0.9 million, consulting and outside vendor services of $0.3 million and other professional services of $0.2 million, related to our acquisitions of RMI and IDT NSE.

Other items

The table below sets forth other data for the three months ended September 30, 2009 and the three months ended September 30, 2008 (in thousands, except percentage data):

	Three Months Ended September 30, 2009	Percentage of Revenue	Three Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest and other income	$399	0.9%	$421	1.1%	$(22)	-5.2%

Interest and Other Income. Interest and other income decreased by $22,000 for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 primarily due to our lower invested balances after paying approximately $100 million in connection with our IDT NSE acquisition, and also lower yields on our investments, offset partially by the interest income related to the loan to RMI. Our cash, cash equivalents and short-term investments balance decreased from $85.9 million at September 30, 2008 to $33.4 million at September 30, 2009.

	Three Months Ended September 30, 2009	Percentage of Revenue	Three Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest and other expense	$(595)	-1.4%	$(18)	0.0%	$(577)	3205.6%

Interest and Other Expense. Interest adn other expense increased by $0.6 million for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 primarily due to interest expense of $0.5 million related to our credit facility.

	Three Months Ended September 30, 2009	Percentage of Pretax Income	Three Months Ended September 30, 2008	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(779)	16.8%	$(168)	-15.4%	$(611)	363.7%

Benefit from Income Taxes. During the three months ended September 30, 2009, we recorded an income tax benefit of $0.8 million. The effective tax rate for the three months ended September 30, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.  Included in the benefit from income taxes for the three months ended September 30, 2009 were charges totaling $423,000 to correct a tax benefit previously recognized for the six months ended June 30, 2009. The adjustment related to disqualifying dispositions of incentive stock options during the quarter ended June 30, 2009.  Management assessed the materiality of this error on the prior quarter’s financial statements and concluded the error was not material to the prior or current interim periods.

Comparison of Nine Months Ended September 30, 2009 with Nine Months Ended September 30, 2008

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 (in thousands, except percentage data):

	Nine Months Ended September 30, 2009	Percentage of Revenue	Nine Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$105,165	100.0%	$109,034	100.0%	$(3,869)	-3.5%
Cost of revenue	49,029	46.6%	48,167	44.2%	862	1.8%
Gross profits	$56,136	53.4%	$60,867	55.8%	$(4,731)	-7.8%

Revenue. Revenue for the nine months ended September 30, 2009 decreased by $3.9 million compared with the nine months ended September 30, 2008. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $37.6 million of our total revenue for the nine months ended September 30, 2009 compared with $42.9 million during the nine months ended September 30, 2008. The decrease in sales to Cisco was primarily due to a decrease of $12.4 million in revenue from sales of our NL5000 and network search engine products, although this decline was partially offset by increased revenue of our new products to Cisco, including NL7000 and NL8000 products which increased $2.8 million, and from products from our IDT NSE acquisition of $4.2 million.  Revenue from non-Cisco customers represented $67.6 million of total revenue for the nine months ended September 30, 2009 compared with $66.1 million in the same quarter of the prior year. During the nine months ended September 30, 2009 and 2008, Alcatel Lucent and Huawei accounted for 15% and 10%, and 10% and 8%, respectively, of our total revenue.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the nine months ended September 30, 2009 increased by $0.9 million compared with that of the nine months ended September 30, 2008. Cost of revenue increased primarily due to increases in amortization of intangible assets, provisions for excess and obsolete inventory, and fair value adjustment related to acquired inventory.  The increases in amortization of intangible assets and fair value adjustment related to acquired inventory were attributable to our IDT NSE acquisition. Cost of revenue for the nine months ended September 30, 2009 and 2008 included $10.7 million and $9.0 million, respectively, of amortization of intangible assets expense, $1.4 million and $1.7 million of a provision for excess and obsolete inventory, and $2.3 million and $1.4 million of a fair value adjustment related to acquired inventory.

Operating expenses

The table below sets forth operating expense data for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 (in thousands, except percentage data):

	Nine Months Ended September 30, 2009	Percentage of Revenue	Nine Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$42,421	40.3%	$38,192	35.0%	$4,229	11.1%
Selling, general and administrative	21,912	20.8%	19,904	18.3%	2,008	10.1%
Acquisition-related costs	2,760	2.6%	-	-	2,760	100.0%
Total operating expenses	$67,093	63.8%	$58,096	53.3%	$8,997	15.5%

Research and Development Expenses. Research and development expenses increased for the nine months ended September 30, 2009 compared with the same period in 2008 primarily due to increases in payroll and payroll related expenses of $2.2 million, stock-based compensation expenses of $2.8 million, software licenses expenses of $1.2 million, and product development and qualification expenses of $0.3 million. The increase was offset partially by decreases in consulting and outside vendor expenses of $1.7 million, and travel expenses of $0.4 million. The increases in payroll and payroll related expenses and stock-based compensation expenses were primarily due to increases in engineering headcount to support our new product development efforts. The increase in software license expenses was primarily due to amortization of software licenses used for our internal research and development projects. The increase in product development and qualification expense was primarily due to the production qualification and characterization of our processors. Product development and qualifications costs vary from period to period depending on the timing of development and tape-out of various products. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.0 million during the nine months ended September 30, 2009, compared with the same period in 2008, primarily due to increases in payroll and payroll related expenses of $1.1 million, stock-based compensation of $2.7 million The increase was offset partially by decreases in commission expenses of $0.6 million, consulting and outside vendor services expenses of $0.5 million,  other professional service expenses of $0.2 million and legal expenses of $0.1 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. The decrease in commission expense was primarily a result of our decrease in revenue as well as a more favorable mix of revenues which incur lower commissions. Selling, general and administrative expenses also included $1.0 million of amortization expense for the customer relationship intangible asset in the nine months ended September 30, 2009 and 2008. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Acquisition-Related Costs. Acquisition-related costs were $2.8 million during the three months ended September 30, 2009 primarily due to legal fees of $2.0 million, consulting and outside vendor services of $0.4 million and other professional services of $0.3 million, related to our acquisitions of RMI and IDT NSE.

Other items

The table below sets forth other data for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 (in thousands, except percentage data):

	Nine Months Ended September 30, 2009	Percentage of Revenue	Nine Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest and other income	$883	0.8%	$1,259	1.2%	$(376)	-29.9%

Interest and Other Income. Interest and other income decreased by $0.4 million for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 primarily due to our lower invested balances after paying approximately $100 million in connection with our IDT NSE acquisition during the third quarter of 2009, and also lower yields on our investments, offset by the interest income related to the loan to RMI. Our cash, cash equivalents and short-term investments balance decreased from $85.9 million at September 30, 2008 to $33.4 million at September 30, 2009.

	Nine Months Ended September 30, 2009	Percentage of Revenue	Nine Months Ended September 30, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest and other expense	$(660)	-0.6%	$(111)	-0.1%	$(549)	494.6%

Interest and Other Expense. Interest and other expense increased by $0.5 million for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 primarily due to interest expense of $0.5 million related to our credit facility.

	Nine Months Ended September 30, 2009	Percentage of PreTax Income	Nine Months Ended September 30, 2008	Percentage of PreTax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(808)	7.5%	$(796)	-20.3%	$(12)	1.5%

Benefit from Income Taxes. During the nine months ended September 30, 2009, we recorded an income tax benefit of $0.8 million. We established a valuation allowance of $3.0 million for tax credits that are unlikely to be utilized in California in light of a legislative change enacted in February 2009 which affected the rules on state income apportionment for tax years beginning in 2011. Excluding the aforementioned, our effective tax rate for the nine months ended September 30, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Liquidity and Capital Resources: Changes in Financial Condition

Our principal sources of liquidity are our cash and cash equivalents and our senior secured credit facility of $55 million with a group of banks executed in June 2009. As of September 30, 2009 our cash balance was $33.4 million.

We expect and have incurred substantial cash outflow requirements in connection with our recent mergers and acquisitions:

•
On October 30, 2009, we completed the acquisition of RMI Corporation, or RMI, a provider of high-performance and low-power multi-core, multi-threaded processors. Pursuant to the terms of an Agreement and Plan of Merger Reorganization with RMI executed on May 31, 2009, we issued approximately 5 million shares of common stock to RMI preferred stockholders and paid $12.6 million to RMI common stockholders at closing.  Up to an additional 1.6 million shares and $15.9 million cash may be payable as earn-out consideration as specified in the merger agreement, before offset for any indemnity claims prior to December 31, 2010.

•	In connection with our merger agreement dated May 31, 2009 with RMI, we provided a bridge loan of $15 million to RMI.

•
On July 17, 2009, we paid $100 million as purchase consideration for the IDT NSE Acquisition. The purchase consideration was partially financed with $37 million of borrowings under the senior secured credit facility.  In October 2009, we received $1.8 million from IDT based on the final determination of the actual inventory received.

•
We have incurred significant cash outflow related to transaction costs and integration expenses in connection with the acquisition of RMI, IDT NSE and any other acquisitions of approximately $2.7million, and may continue to incur significant cash outflows related to the integration of RMI during the next 12 months

Under the senior secured credit facility, we are required to satisfy certain financial ratio and other covenants, as described in note 15 of the Notes to our Condensed Consolidated Financial Statements above. We were in compliance with the debt covenants under the credit agreement as of September 30, 2009.

The majority of our outstanding debt is related to the financing of the IDT NSE acquisition, the costs and expenses related to the acquisition and the ongoing working capital and other general corporate purposes. Additionally, in July 2009, we drew down fully the term notes of $30 million under the senior secured credit facility.  As of September 30, 2009, $27.5 million of term notes was outstanding. We have the following resources available to obtain short-term or long-term financing, if we need additional liquidity, as of September 30, 2009 (in thousands):

		September 30, 2009		June 30, 2009
	Original Amount Available	Used	Available	Used	Available
Senior secured credit line	$25,000	$1,000	$24,000	$-	$25,000
Total	$25,000	$1,000	$24,000	$-	$25,000

The Company’s cash and cash equivalents are invested with financial institutions in deposits that, at times, may exceed federally insured limits. The Company had not experienced any losses on its deposits of cash and cash equivalents as of September 30, 2009. However, we believe that the capital and credit markets have been experiencing unprecedented levels of volatility and disruption and that recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. We can provide no assurance that our cash and cash equivalents will not be adversely affected by these matters in the future.

The table below sets forth the key components of cash flow for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$31,753	$32,326
Net cash used in investing activities	$(118,080)	$(1,318)
Net cash provided by financing activities	$36,227	$4,272

Cash Flows during the Nine Months Ended September 30, 2009

Our net cash provided by operating activities was $31.8 million for the nine months ended September 30, 2009, which primarily consisted of $9.9 million of net loss, $37.3 million of non-cash operating expenses and $4.4 million in changes in operating assets and liabilities. Non-cash operating expenses for the nine months ended September 30, 2009, included stock-based compensation of $16.8 million, depreciation and amortization of $14.8 million, deferred income taxes, net of $3.4 million, and provision for inventory reserves of $2.3 million. Changes in operating assets and liabilities were primarily driven by a decrease in deferred margin of $0.6 million and inventory of $3.1 million, which was offset partially by an increase in accounts receivables of $2.1 million, prepaid and other current assets of $7.1 million, accounts payable and accrued liabilities of $10.6 million and other long-term liabilities of $0.6 million.

Our net cash used in investing activities was $118.1 million for the nine months ended September 30, 2009, of which we used $100.0 million for the IDT NSE acquisition, $15.5 million for the payment of Aeluros post-acquisition revenue milestone, $15.0 million for the loan to RMI, $14.6 million for the purchase of short-term investments, and $0.6 million to purchase property and equipment offset by $27.7 million of sales and maturities of short-term investments. We expect to make capital expenditures of approximately $0.6 million primarily for design tools during the remainder of 2009, to support product development activities. We will use our cash and cash equivalents to fund these expenditures.

Our net cash provided by financing activities was $36.2 million for the nine months ended September 30, 2009, primarily from proceeds of stock option exercises of $10.2 million, proceeds from line of credit and term notes of $37.0 million, offset by payment of principal of line of credit and term notes of $8.5 million, payments of debt issuance costs of $1.1 million, prepayments of software licenses and other obligations of $0.5 million and tax payments related to vested restricted stock awards of $0.8 million.

Cash Flows during the Nine Months Ended September 30, 2008

Our net cash provided by operating activities was $32.3 million for the nine months ended September 30, 2008,which primarily consisted of $4.7 million of net income, $26.3 million of non-cash operating expenses and $1.3 million in changes in operating assets and liabilities.  Non-cash items in the nine months ended September 30, 2008 included depreciation and amortization expense of $12.9 million, stock-based compensation expense of $11.6 million, and provision for inventory reserves of $1.7 million.  Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $3.8 million, deferred margin of $1.5 million, and inventory of $1.3 million on higher product sales, offset partially by a decrease in accrued liabilities of $1.7 million.

Our net cash used in investing activities was $1.3 million for the nine months ended September 30, 2008, which was primarily due to purchases of computer equipment and research and development design tools to support our on-going R&D projects. We expect to use our cash on hand for capital expenditures of approximately $0.7 million primarily for design tools during the remainder of 2008 to support product development activities.

Our net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2008, which was primarily due to net proceeds of $8.0 million of stock option exercises, offset by prepayments of software licenses and other obligations of $3.2 million and tax payments related to vested restricted stock awards of $0.5 million.

Capital Resources

We believe that our existing cash balance of $33.4 million as of September 30, 2009 and our available secured credit line of  $24 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our anticipated cash needs in the next twelve months include the potential payments to holders of RMI common stock and significant acquisition and integration costs.

Although in recent years we have generated sufficient net cash from operations to meet our capital requirements, we will be substantially larger with greater operating cash needs as a result of the acquisitions of IDT NSE and RMI Corporation. Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. We may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to $150 million of our securities from time to time during the next three years. However, additional funding could be constrained by the terms and covenants under our senior secured credit facility and may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us.

Contractual Obligations

Our principal commitments as of September 30, 2009 consisted of operating lease obligation payments, wafer purchases, and payments on software licenses and other obligations, which are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Term notes (1)	$30,231	$11,725	$18,506	$-	$-
Line of credit (1)	1,014	1,014	-	-	-
Operating lease obligations	1,790	1,016	774	-	-
Software license obligations	2,753	1,608	1,145	-	-
Wafer purchases	13,756	13,756	-	-	-
Total	$49,544	$29,119	$20,425	$-	$-

(1)	Amounts reflect total anticipated cash payments, including anticipated interest payments.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2009, we did not hold any investments. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

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

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 4, 2009 and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our quarterly reports filed with the Securities and Exchange Commission on May 5, 2009 and August 5, 2009, and in our definitive proxy statement on Schedule 14A which we filed with the SEC on September 30, 2009. The following discussion is of material changes to risk factors disclosed in these previous reports. The following discussion is of material changes to risk factors disclosed in that report.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent upon orders for sales of knowledge-based processors to a limited number of customers, and, in particular, Cisco, for most of our total revenue. Cisco and its contract manufactures accounted for 40% and 36% of our total revenue, for the three months ended September 30, 2009 and 2008, respectively, and 36% and 39% for the nine months ended September 30, 2009 and 2008, respectively. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other networking OEMs.

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

Cash expenditures and capital commitments associated with our acquisition of RMI and other recent acquisitions may create significant liquidity and cash flow risks for us, and we may incur substantial debt in order to satisfy our obligations.

Our principal sources of liquidity are our cash and our secured credit line of $25 million. As of September 30, 2009, our cash balance totaled $33.4 million, after accounting for the $100 million purchase consideration paid on July 17, 2009 for the network search engine assets of Integrated Device Technology, Inc. and the $28.5 million of borrowings outstanding under our senior secured credit facility. The cash expenditures required in connection with the RMI acquisition are substantial. In accordance with the merger agreement we paid $12.6 million in cash to holders of RMI common stock as part of the merger consideration on the closing on October 30, 2009 and, if applicable, we will be obligated to pay the earn-out portion of the merger consideration of up to $15.9 million. We have also loaned approximately $15.0 million to RMI as a bridge loan to allow RMI to meet its working capital needs, and fund its operations in the ordinary course of business and pay expenses associated with its acquistion by us. In addition, we have also incurred and may continue to incur significant transaction expenses in connection with the IDT NSE Acquisition, the RMI acquisition and other transactions.

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

Violation of those covenants would place us in default, so we must manage our financial condition carefully. Although in recent years we have generated sufficient net cash from our operations to meet our capital requirements, we will be substantially larger with greater operating cash needs as a result of the RMI acquisition. If actual results fail to meet our expectations regarding the revenues and expenses of these acquired businesses, our historical cash flows may not be sufficient to meet our capital requirements. If additional funding is required for operations, to cure loan defaults or for other purposes, we may attempt to seek funds from time to time through public or private equity or debt financing, although additional funds may not be available on terms acceptable to us or at all. We may also decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, and we have a $150 million shelf registration statement which we might use for this purpose. Any such additional capital-raising transactions would be likely to dilute the interests of our stockholders.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: November 9, 2009	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2009	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification