Form 10-K
period 2009-12-31
NETLOGIC MICROSYSTEMS INC
filed 2010-02-26
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No    ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐
Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $679,787,184 (based on the last reported sale price of $36.46 on June 30, 2009).

28,746,887 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2010 Annual Meeting of Stockholders to be held on or about May 7, 2010 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NETLOGIC MICROSYSTEMS, INC.
FISCAL 2009 FORM 10-K

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

Overview

    We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high-speed integrated circuits that are used to enhance the performance and functionality of advanced 3G/4G mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our market-leading product portfolio includes high-performance multi-core processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet (GE) physical layer (PHY) devices, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs) such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., Ericsson, Fortinet, Inc., Fujitsu Limited, Hangzhou H3C Technologies Co. Ltd., Hitachi, Ltd., Huawei Technologies Co., Ltd., Huawei Symantec Technologies Co.,Ltd , IBM Corporation, Juniper Networks, Inc. , LG Electronics, Inc., Motorola, Inc., NEC Corporation, Samsung Electronics, Sun Microsystems, Inc., Tellabs, and ZTE Corporation.

    The products and technologies we have developed and acquired are targeted to enable our customers to develop systems that support the increasing speeds and complexity of the Internet infrastructure. We believe there is a growing need to include multi-core processors, knowledge-based processors, and high speed physical layer devices in a larger number of such systems as networks transition to all Internet Protocol (IP) packet processing at increasing speeds and complexity.

    In 2009 we continued to broaden our customer base and our product portfolio, as well as strengthen our competitive positioning and research and development capabilities, by entering into strategic acquisitions, including:

•
The acquisition of the network search engine business from Integrated Devices Technology, Inc. (the “IDT NSE Acquisition”) in July 2009. The acquisition was accounted for as a business combination during the third quarter of fiscal 2009. As purchase consideration we paid $98.2 million in cash, net of a price adjustment based on a determination of the actual amount of inventory received.

•
The acquisition of RMI Corporation, or RMI, a provider of high-performance and low-power multi-core, multi-threaded processors. Pursuant to the Agreement and Plan of Merger Reorganization by and among us, Roadster Merger Corporation, RMI Corporation and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI, and we delivered merger consideration of approximately 5.0 million shares of our common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of our common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. We may be required to pay up to an additional 1.6 million shares of common stock and $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

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

    Sales of IP based networking equipment have increased overall during the past five years, as the Internet has continued to grow and evolve to accommodate the continued growth in the amount of digital media content available and provide converged support for the quad-play applications of voice, data, video and mobility over a single unified IP infrastructure. These applications include:

•	mobile Internet services (delivery of data, voice and video to mobile devices);

•	cloud computing and data center virtualization;

•	Internet Protocol television, or IPTV;

•	video on demand, or VoD;

•	voice transmission over the Internet, or VoIP;

•	on-line gaming;

•	filtering of malware (e.g., virus, spyware and spam) and intrusion attempts;

•	email communications;

•	e-commerce;

•	music, picture and video file downloading and sharing to mobile devices such as cell phones and portable music/video devices; and

•	Internet browsing and video portal viewing delivered over the IP infrastructure to cell phones and other mobile devices.

    Due to the increased usage of the Internet, as well as the greater complexity of the Internet-based infrastructure to support quad-play applications, OEM systems must increasingly make complex decisions about individual packets of information using knowledge about the overall network, which includes the method and manner  in which networking systems are interconnected, as well as traffic patterns and congestion points, connection availability, user-based privileges, priorities and other attributes. These OEM systems also need knowledge about the content carried by the network and the applications that use the network. Using this knowledge of the network to make complex decisions about individual packets of information involves network awareness, while using knowledge of packet content to make complex decisions about individual packets of information involves content awareness, also known as deep-packet inspection. Network awareness and content awareness include the following:

•	preferential transmission of packets based upon assigned priority;

•	restrictions on access based upon security designations;

•	changes to packet forwarding destinations based upon traffic patterns and bandwidth availability, or packet content; and

•	addition or deletion of information about networks and users and applications.

    Moreover, network and content awareness in advanced systems require multiple classes of packet processing, in addition to forwarding packets in the network. These additional classes of processing include access control for network security, prioritization of packets to maintain quality of service (QoS) and statistical measurement of internet traffic for transaction billing. Compared to the basic processing task of forwarding, these additional classes of packet processing require a significantly higher degree of processing of IP packets to enable network and content awareness, or network-aware and content-aware processing.

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

Our Strategy

    Our objectives are to be the leading provider of network-aware and content-aware processing solutions, high-speed multi-core, multi-threaded processors, as well as 10 to 100 Gigabit PHY layer solutions, to networking OEMs and to expand into new markets and applications. To achieve these goals, we are pursuing the following strategies:

    Maintain and Extend our Market and Technology Leadership Positions. We were the first supplier: (i) to offer a knowledge-based processor with a high-speed serial interface; (ii) to offer a “hybrid” architecture that integrates our advanced Sahasra™ algorithmic technology with knowledge-based processing engines; (iii) to offer a knowledge-based processor capable of delivering 1.6 billion decisions per second of deterministic performance; (iv) to offer 225Gbps of interconnect bandwidth, 256 thousand IPv6 database entries and 1 million Internet Protocol Version 4 (IPv4) data entries; (v) the first supplier to achieve 1.0 Volt operation of knowledge-based processors for lower power dissipation; and (vi) to achieve operating frequencies of up to 500 MHz. We were also the first supplier of knowledge-based processors that are capable of processing application networking and security functions with a single 10 Gigabit-per-second engine. In addition, we were the first supplier of quad-port 10 Gigabit and 100 Gigabit PHY solutions targeted at next-generation carrier optical transport networks and advanced data-center networks. We intend to expand our market and technology leadership positions by continuing to invest in the development of successive generations of our knowledge-based processors, multi-core processors, 10/40/100 Gigabit PHYs and our other products to meet the increasingly high performance needs of networking OEMs, and as well as potentially acquire such capabilities through strategic partnerships and purchases of other businesses when we encounter favorable opportunities. We intend to leverage our engineering capabilities and continue to invest significant resources in recruiting and developing additional expertise in the area of high performance circuit design, custom circuit layout, high performance Input/Output interfaces, and applications engineering. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our products.

    Focus on Long-Term Relationships with Industry-Leading OEM Customers. The design and product life cycles of our OEM customers’ products have traditionally been lengthy, and we work with our OEM customers at the pre-design and design stages. As a result, our sales process typically requires us to maintain a long-term commitment and close working relationship with our existing and potential OEM customers. This process involves significant collaboration between our engineering teams and the engineering teams of our OEM customers, and typically involves the concurrent development of our processors and the internally-designed packet processors of our OEM customers. We intend to continue to focus on building long-term relationships with industry-leading networking OEMs to facilitate the adoption of our products and to gain greater insight into the needs of our OEM customers.

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

    Capitalize on Highly Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus greater resources on product development. We work closely with our wafer foundries to incorporate advanced process technologies in our solutions to achieve higher levels of performance and to reduce costs. These technologies include advanced 130, 110, 80, 55 and 40 nanometer complimentary metal oxide semiconductor (CMOS) processing nodes with up to eight layers of copper interconnect and 300 millimeter wafer sizes. Our business model allows us to benefit from the large manufacturing investment of our wafer foundries which are able to leverage their investment across many markets.

    Expand International Presence. We sell our products on a worldwide basis and utilize a network of direct sales, independent sales representatives and distributors in the U.S., Europe and Asia. We intend to continue to expand our sales and technical support organization to broaden our customer reach in new markets. We believe that Asia, in particular China and Europe, where we have already established customer relationships, provides the potential for significant additional long-term growth for our products. Given the continued globalization of OEM supply chains, particularly with respect to design and manufacturing, we believe that having a global presence will become increasingly important for securing new customers and design wins and to support OEMs in bringing their products to markets.

Our Products

    Our products include high-performance knowledge-based processors, multi-core processors, NETLite™ processors, network search engines, 10/40/100 GE PHY products, and ultra low-power Alchemy® processors.

Knowledge-based Processors

    Knowledge-based processors are integrated circuits that employ an advanced processor architecture and a large knowledge or signature database containing information on the network, as well as applications and content that run on the network, to make complex decisions about individual packets of information traveling through the network. Our knowledge-based processors significantly enhance the ability of networking OEMs to supply network service providers with systems offering more advanced functionality for the Internet, such as support for IPTV, VoIP, unified threat management (UTM), virtual private networks (VPNs), rich content delivery over mobile wireless networks, and streaming video and audio.

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

    Layer 3-4 Knowledge-based Processors. Layers 3 and 4 refer to the data and transport layers, respectively, of the OSI reference model. For networking infrastructure that supports Layer 3-4 routing, decisions on how to handle IP packets are made using the data that is contained in the packet header. The packet header information consists of key data regarding the packet, including the IP address of the system that generated the packet, referred to as the source IP address, and the IP address of the device to which the packet is to be transmitted, referred to as the destination IP address. Our proprietary NL5000, NL6000, NL7000, NL8000 and NL9000 and NL11000 families of knowledge-based processors operate in conjunction with an OEM-developed custom integrated circuits, programmable logic devices, and one or more network processing units (NPUs), and feature a proprietary interface that provides advanced interface technology to enable networking OEMs to meet their system performance requirements for Layer 3-4 processing. We also provide versions of our proprietary interface knowledge-based processors that work with proprietary custom integrated circuits and application software developed by or in collaboration with Cisco Systems.  We offer knowledge-based processors with a range of knowledge database sizes, and all of our knowledge-based processors are designed to be connected in groups to increase the knowledge database available for processing.

    We offer knowledge-based processors with a range of knowledge database sizes, and all of our knowledge-based processors are designed to be connected in groups to increase the knowledge database available for processing.

    In 2009, we collaborated with one of our long-time foundry partners Taiwan Semiconductor Manufacturing Company (TSMC) to complete the migration of our knowledge-based processor family to the 55 nanometer (nm) process node. Additionally, we recently announced our NL111024 knowledge-based processor fabricated on TSMC’s 40 nm process node. The NL111024 processor includes an enhanced knowledge-based processing core capable of achieving 1.6 billion decisions per second (BDPS) and integrates our serializer-deserializer (SerDes) technology from our physical layer products to provide a serial interface that delivers 225 Gigabits per second (Gbps) of chip-to-chip interconnect bandwidth.  This high performance input/output (I/O) bandwidth is particularly useful in processing Internet Protocol Version 6 (IPv6) traffic.

    We also offer our Sahasra family of knowledge-based processors which use advanced algorithms to achieve low power dissipation and are particularly well suited for applications using exact match or longest-prefix match functions. This family of devices scales up to 1.5 million IPv4 entries in a single device.

    NETL7™ Layer 7 Knowledge-based Processors. For networking infrastructure that supports Layer 7 routing, decisions on how to handle IP packets are made using the information that is contained in the packet payload or packet content. The packet content contains the actual data being transmitted between applications using the network. Layer 7 of the OSI reference model, known as the application layer, facilitates communication between software applications and lower-layer network services. Our NETL7TM knowledge-based processors are designed to accelerate Layer 7 content processing and signature recognition tasks for enterprise and carrier-class networks.

    In April 2009 we announced the NLS2008 processor, which is the newest member of our NETL7 knowledge-based processor family. The NLS2008 is the first processor capable of deterministically performing Layer 7 content aware processing functions at 120 Gbps.

NETLite™ Processors

    Our NETLite™ processor family is specifically designed for cost-sensitive, high-volume applications such as entry-level switches, routers and access equipment. The NETLite processor family leverages circuit techniques developed and refined during the design of our knowledge-based processor families, and benefits from die size optimization, lower power dissipation and redundant computing techniques. In addition, the NETLite processors utilize a simplified pipeline architecture, as compared to our knowledge based processors, that allows for lower cost manufacturing and assembly in less expensive packages, and allows for lower cost system designs. As such, the NETLite processors are ideal for entry-level systems that do not require the advanced parallel processing and deep pipelining performance of our high-end knowledge-based processors.

    Our NETLite processors also include the Ayama™10000 and Ayama 20000 processors. We offer these processors in densities ranging from 128K to 512K IPv4 entries, and they include differentiated features such as Mini-Key™ power management. The Ayama 20000 processors incorporate all the features of the Ayama 10000 processors and work seamlessly with industry-leading network processors and Ethernet switchers. To help reduce development time and cost, we also offer the Ayama processors with our Cynapse™ software platform for customers to more easily integrate these processors into their systems.

Network Search Engines

    We continue to provide network search engine products including those we acquired from IDT in July 2009, the TCAM2 products we purchase from Cypress Semiconductor Corporation in August 2009, and our legacy network search engines, which include the NSE1000 through NSE4000, the NSE70000 network search engine families and the NSE3128GLM network search engines, a device that interfaces directly to certain NPUs from Applied Micro Circuits Corporation. We introduced our network search engine products between 1998 and 2001. These products are fabricated by UMC or TSMC using a range of process technologies from 0.35 micron to 0.15 micron.

High Performance Multi-Core Processors – RMI Acquisition

    We offer a range of high performance, highly integrated, feature-rich XLR®, XLS® and XLPTM multi-core processor solutions that provide high throughput, power efficiency, application and content awareness and security for the evolving global network. These processors serve infrastructure equipment, enterprise systems and connected media markets within the global network with a wide range of features and performance configurations. Our multi-core solutions can replace a number of single function semiconductors through a highly integrated processing solution which provides customers with greater ease of design and faster time-to-market for their products.

    Our multi-core processors offer up to four-way multi-threading cores that allow each thread to act as a virtual central processing unit, or vCPUTM, thereby making each processor core capable of much higher throughput than a non-threaded core. The proprietary processor architecture also implements a high-speed Memory Distributed Interconnect® network, consisting of a Fast Messaging Network® and point-to-point interconnects, enabling high-speed communication between cores, accelerators and network interfaces and more efficient memory access. The processors also include Autonomous Acceleration Engines ® that enable them to offload computationally intensive software code from the processing cores to an on-chip hardware component for faster and more power-efficient execution. As a result, our processors can perform multiple complex and specialized tasks such as network traffic prioritization and application and content inspection without utilizing processor core resources. In addition, all of our processors incorporate security processing engines or algorithms for secure connectivity and communications.

    In the communications equipment market, our processor architecture integrates network accelerators, memory access accelerators, compression and decompression engines, and high performance network interconnects. This allows our customers to develop systems with fewer semiconductor components as well as systems that perform a broader range of functions. This level of integration eliminates the need for separate co-processors, digital signal processors and the associated complexity of software for each additional processing component.

    XLR® Processor Family. Our multi-core, multi-threaded XLR processor family is a high throughput, feature-rich processor solution for a wide variety of high-performance infrastructure equipment, enterprise networking, security and storage systems. The XLR processors enable applications, such as integrated security, convergence of voice, data and video applications (i.e., “triple play applications”), virtualized storage, load balancing and server offload, as well as content and application aware, multi-service routing and switching. All XLR processors are software- and pin- compatible and available in a variety of power options, enabling scalable system designs within a single platform.

    XLS® Processor Family. Our XLS processor family offers mid- to entry- level derivative versions of our XLR’s multi-core, multi-threaded architecture. The XLS processors leverage the XLR’s performance, scalability and technology and incorporate additional advanced innovations. XLS processors address applications that demand smaller form factors and lower power consumption. Our XLS processors are pin compatible within each series and software compatible across all XLS and XLR processor families.

    XLPTM Processor Family. Our latest generation XLP processor family is based on the XLR processor multi-core, multi-threaded architecture, and features a multi-issue design and up to three times higher throughput per Watt than the XLR processors with memory cache systems, and internal and peripheral interconnects expanded to match the higher throughput. The XLP processors are expected to enable applications, such as integrated security, quad-play applications, virtualized storage, load balancing and server offload, as well as content and application aware, multi-service routing and switching. The XLP processors are designed on an advanced 40 nm process and are expected to be available for sampling to customers in 2010.

Ultra Low-Power Processor Family – RMI Acquisition

    Alchemy®  Ultra-Low Power Embedded Processors. Our industry-leading Alchemy®  processor family comprises our industry leading embedded processors that deliver the powerful processing performance, ultra low-power functionality and market specific integration required for next-generation products like enterprise thin clients, automotive infotainment, telematics, and other media-rich embedded applications. Our ultra low-power embedded Alchemy processor cores are based on the standard MIPS® processor instruction set.  We utilize very low power microprocessor design techniques and utilize low voltage and low leakage cell libraries, which allow us to incorporate high power efficient cores in our chips.

Physical Layer Products

    Our PHY family of products provides high-performance, single, dual and quad-channel low-power interface technology for high-density data communication and storage systems, and offers comprehensive support for multiple 10/40/100 GE standards. The PHY products also integrate advanced electronic dispersion compensation technology. We expect our PHY family of products to benefit from the same market drivers as our knowledge-based processors and multi-core processors, including growth in 10 GE ports in switches and routers, data center servers, upgrades of the telecom infrastructure to support IPTV, and the deployment of the 10/40/100 GE IP-backbone for advanced mobile wireless networks.

    In July 2009, we announced our NLP2040 and NLP3040 PHY products, which are the first single-die, quad-port 10 GE PHY devices on the market, and which are manufactured using TSMC’s 40 nm process node. Additionally, we announced our NLP10000 PHY solution which is the first 100 GE PHY solution on the market. These technology advances in our PHY solutions have enabled us to offer our customers scalability for data-center, metro and long haul applications that require the highest performance while maximizing energy efficiency. Also, in November 2009, we announced production availability of our NLP1220 dual-port 8.5 Gbps FibreChannel PHY repeater device with an integrated low-power equalization engine targeted at data center switches and enterprise storage markets.

 Customers

    The markets for networking, communication infrastructure, security and storage systems utilizing our products and services are mainly served by large OEMs, such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communications Systems, Inc.,  Cisco Systems, Inc., Dell Inc., Ericsson, Fortinet, Inc., Fujitsu Limited, Hangzhou H3C Technologies Co. Ltd,Hitachi, Ltd., Huawei Technologies Co., Ltd., Huawei Symantec Technologies Co.,Ltd , IBM Corporation, Juniper Networks, Inc., LG Electronics, Inc., Motorola, Inc., NEC Corporation, Samsung Electronics, Sun Microsystems, Inc., Tellabs, and ZTE Corporation.

    We work with these and other OEMs to understand their requirements, and provide them with solutions that they then qualify and, in some cases, specify for use within their systems. While we sell directly to some OEMs, we also provide our products and services indirectly to other OEMs through their contract manufacturers, who in turn assemble our products into systems for delivery to our OEM customers. Sales to contract manufacturers accounted for 43%, 41%, and 65% of total revenue in 2009, 2008, and 2007, respectively. Sales of our products are generally made under short-term, cancelable purchase orders. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

    We also provide our products and services indirectly to our OEM customers through our international stocking sales representatives. Our stocking sales representatives are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S. These international stocking sales representatives generally exclusively service a particular foreign region or customer base, and purchase our products pursuant to cancelable and re-schedulable purchase orders containing our standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. To date, our international stocking sales representatives have returned a small number of defective products to us. Our international stocking sales representatives may also act as a sales representative and receive commissions on sales of our products. Our international stocking sales representatives include Bussan Microelectronics Corporation/Mitsui Comtek Corporation and Lestina International Limited. Sales through our international stocking sales representatives accounted for 6%, 10%, and 11% of total revenue in 2009, 2008, and 2007, respectively. While we have purchase agreements with our international stocking sales representatives, they do not have long-term contracts with any of our OEM customers that use our products and services.

    We also use distributors to provide valuable assistance to end-users in delivery of our products and related services. While we have purchase agreements with our distributors, they do not commit the distributors to purchase specific quantities of our products. We believe that distributors do not have long-term contracts with any of their OEM or contract manufacture customers. In accordance with standard market practice, our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter and limit price protection for inventory on-hand if it subsequently lowers prices on our products.  We recognize sales through distributors at the time of shipment to end customers.

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

•
perpetual, royalty-free, non-exclusive, worldwide license grant to Cisco to use binary code versions of our software in connection with Cisco’s manufacture, sale, license, loan or distribution of its products; and

•
Cisco’s extended product warranties, generally for three years and, in the case of epidemic failures, for five years and our indemnification obligation for epidemic failures which will not exceed the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately $15.4 million at December 31, 2009) or $9.0 million, plus replacement costs. The initial term of these agreements was three years and they were automatically renewed through November 2010.

    In 2007, at Cisco’s request we transitioned into a just-in-time inventory model covering substantially all of our product shipments to Cisco and its contract manufacturers. In conjunction with this transition, we entered into a purchase agreement with Wintec Industries who became the primary purchaser of our products on a consignment basis for resale to Cisco and Cisco’s contract manufacturers. We generally have provided to Wintec the same terms and conditions that we provide to Cisco under the master purchase agreement between us and Cisco, including: our obligations to accept all purchase orders from Wintec (unless we are unable to meet Wintec’s schedule), ensure that we have the capacity to increase or decrease production of our products based upon Wintec’s demand forecasts, use our best efforts to meet Wintec’s stated cost reduction targets and provide to Wintec all price decreases that we achieve, cancellation rights for standard and custom products, and extended product warranties. We also have extended to Wintec a credit limit sufficient to cover our anticipated annual business with Cisco and Cisco’s contract manufacturers. Sales through Wintec accounted for 33% and 35% of total revenue in 2009 and 2008, respectively.

    In 2009, 2008 and 2007, Cisco, including its contract manufacturers, accounted for 35%, 38%, and 50% of our total revenue, respectively. Cisco accounted for a smaller portion of our total sales in 2009 as we increased our customer diversification. Alcatel-Lucent was a 13% customer and Huawei Technologies Co., Ltd. became a 10% customer, by revenue, in 2009. We intend to continue to further diversify our customer account base in 2010.

Sales, Marketing and Distribution

    Our sales and marketing strategy is to achieve design wins with leaders and emerging participants in the networking, communications infrastructure, storage and security systems market and to maintain these design wins primarily through leading-edge products and superior customer service. We focus our marketing and sales efforts at a high organizational level of our potential customers to access key decision makers. In addition, as many targeted OEMs design custom integrated circuits to interface to our products, we believe that applications support at the early stages of design is critical to reducing time-to-market and minimizing costly redesigns for our customers.

    Our product sales cycles can take over 24 months to complete, requiring a significant investment in time, resources and engineering before realization of income from product sales, if at all. Such long sales cycles mean that OEM customers’ vendor selections, once made, are normally difficult to change. As a result, a design loss to the competition can negatively impact our financial results for several years. Similarly, design wins can result in an extended period of revenue opportunities with that customer.

    We market and sell our products through our direct sales force, distributors, and through independent sales representatives throughout the world. Our direct sales force is dedicated to enhancing relationships with our customers. We supplement our direct sales force with independent sales representatives, who have been selected based on their understanding of our targeted customers’ systems market and their level of penetration at our target OEM customers. We also use application engineers to provide technical support and design assistance to existing and potential customers.

    Our marketing group is responsible for market and competitive analyses and defining our product roadmaps and specifications to take advantage of market opportunities. This group works closely with our research and development group to align development programs and product launches with our OEM customers’ schedules. Additionally, this group develops and maintains marketing materials, training programs and our web site to convey our benefits to our targeted OEMs.

    We operate in one business segment and primarily sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the bill-to customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
United States	$43,920	$46,287	$48,221
Malaysia	54,379	42,435	34,017
China	47,620	30,378	14,126
Other	28,770	20,827	12,699
Total	$174,689	$139,927	$109,063

Research and Development

    We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of our targeted customers. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. Our engineering design teams are located in Mountain View and Cupertino, California, Austin, Texas, Beijing, China and Bangalore and Mumbai, India.  As of December 31, 2009, we had approximately 324 full-time employees engaged in research and development worldwide. Our research and development expenses were $73.6 million, $51.6 million, and $45.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

    Our products are designed to use industry standard packages and be tested using widely available automatic test equipment. We develop and control product test programs used by our subcontractors based on our product specifications. We currently rely on Amkor Technology, Inc. in Korea, Philippines, and Taiwan, Advanced Semiconductor Engineering, Inc. in Korea and Taiwan, King Yuan Electronics Co., Ltd. in Taiwan, Signetics Corporation in Korea, and ISE Labs, Inc. in the U.S. to assemble and test our products. We also rely on JSI Shipping to provide supply chain management services. We also have an office in Taiwan that employs local personnel to work directly with our Asian wafer manufacturers and assembly and test houses to facilitate manufacturing operations.

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

    We currently do not have long-term supply contracts with any of our significant third party manufacturing service providers. We generally place purchase orders with these providers according to terms and conditions of sales which specify price and 30-day payment terms and which limit the providers’ liability.

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

    We believe that we compete favorably on each of the bases identified above. However, some of our competitors have greater financial resources and a longer track record as a semiconductor supplier than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. Within our Layer 2-4 knowledge-based processor, NetLite and network search engine markets, we primarily compete with Renesas Technology, Corp. In the Layer 7 market, we primarily compete with certain divisions of LSI Corporation. In the 10-Gigabit Ethernet physical layer market, we primarily compete with certain divisions of Applied Micro Circuits Corporation, Broadcom Corporation, Marvell Technology Group Ltd., Cortina Systems, Inc. and Vitesse Semiconductor Corporation. In the multi-core processor market, we primarily compete with Applied Micro Circuits Corporation, Advanced Micro Devices, Inc., Broadcom Corporation, Cavium Networks, Inc., Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., and PMC-Sierra, Inc. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, including large integrated device manufacturers, and innovative start-up semiconductor design companies.

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

    As of January 31, 2010, we held 422 issued U.S. patents and 15 issued foreign patents with expiration dates ranging from 2011 to 2027.  We also have numerous patent applications pending in the U.S and abroad. We may not receive any additional patents as a result of these applications or future applications. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

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

    In addition to our own intellectual property, we also rely on third-party technologies for the development of our products. We license certain technology from MIPS Technologies, Inc., pursuant to a license agreement entered into in July 2003 wherein RMI was granted a non-exclusive, worldwide license to MIPS Technologies’ micro-processor core technology to develop, implement and use in its products. The term of the agreement will expire in July 2017. The agreement permits us to continue selling in perpetuity products developed during the term of the agreement containing the licensed technology.

Employees

    As of December 31, 2009, we had 550 full-time employees worldwide, including 324 in research and development, 69 in operations, 114 in sales and marketing and 48 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

    In 2009, we completed two major acquisitions. In order to successfully implement our overall growth strategies, we will need to carefully and efficiently manage our planned expansion. Among other things, this will require us to continue to:

•	improve our products and technology and develop new technologies;

•	manage new distribution channels;

•	manage an increasing number of complex relationships with our customers, wafer foundries and other third parties;

•	monitor and improve our operating systems, procedures and financial controls on a timely basis;

•	retain existing, and hire additional, key management and technical personnel;

•	expand, train and manage our workforce and, in particular, our research and development, sales, marketing and support organizations.

•	retain and expand the customer base for the IDT NSE Business and the RMI product offerings;

•	integrate and improve the IDT and RMI manufacturing operations; and

•	integrate and manage the foreign entities acquired in the RMI acquisition.

    We may not be able to adequately manage our growth or meet the foregoing objectives. A failure to do so could jeopardize our future revenue and cause our stock price to decline. Also, our ability to execute our business plan and grow our business will be heavily dependent on our management team’s ability to work effectively together.

Our operating cash needs have increased substantially as a result of our acquisition of RMI in October 2009 and other recent acquisitions, and if we are unable to generate adequate cash flow from our operations to meet these needs, our liquidity may be impaired.

    Although in recent years we have generated sufficient net cash from operations to meet our capital requirements, we have become substantially larger with greater operating cash needs as a result of the RMI and other recent acquisitions. We may be required to pay up to $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

    Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. These factors, in turn, depend in large part on the success of our efforts to integrate the RMI and IDT NSE businesses we acquired with our own business as it existed prior to the acquisitions. In the event that we do not achieve the synergies and realize other benefits we anticipated achieving from these acquisitions, our future cash needs may be greater than we currently anticipate. We have also incurred and may continue to incur significant transaction expenses in connection with these acquisitions and other transactions.

    We may seek additional funding through public or private equity or debt financing, and we have a shelf registration statement that would allow us to sell up to an additional amount of approximately $120 million of our securities from time to time during the next three years. However, additional funding could be constrained by the terms and covenants under our senior secured credit facility and may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our shelf registration statement, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us.  Any such financings may be upon terms that are potentially dilutive to existing stockholders.

We derive most of our revenue from sales of our knowledge-based processors, and, if the demand for these products and other products does not grow, we may not achieve our growth and strategic objectives.

    Our knowledge-based processors are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. Although our recent acquisition of RMI has expanded our product portfolio, we have historically derived a substantial portion of our total revenue from sales of our knowledge-based processors and expect to continue to derive a significant portion of our total revenues from these products for the foreseeable future. We believe our future business and financial success depends on continued market acceptance and increasing sales of our knowledge-based processors. In order to meet our growth and strategic objectives, networking and communications infrastructure OEMs must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of our knowledge-based processors will increase substantially in the future or that the demand for our customers’ systems will increase as well. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if the OEM customers modify their current product designs or select products sold by our competitors instead. Thus, the future success of this part of our business depends in large part on factors outside our control, and sales of our knowledge-based processors and other products may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

    To date, we have been dependent upon orders for sales our products to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the years ended December 31, 2009, 2008 and 2007, Cisco and its contract manufacturers accounted for 35%, 38% and 50% of our total revenue, respectively. In addition, because the market segments served by us and RMI prior to the acquisition were complementary and some of our significant customer bases overlapped, the combination of our companies has not reduced our dependency on sales to some of our significant customers that we share. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other large OEMs.

    We cannot assure you that existing or potential customers will not develop their own solutions, purchase competitive products or acquire companies that use alternative methods in their systems. We do not have long-term purchase commitments from any of our OEM customers or their contract manufacturers. Although we entered into master purchase agreements with certain significant customers including Cisco, one of Cisco’s foreign affiliates and a Cisco purchasing agent, these agreements do not include any long-term purchase commitments. Cisco and our other customers do business with us currently only on the basis of short-term purchase orders (subject, in the case of Cisco, to the terms of the master purchase agreements), which often are cancelable prior to shipment. The loss of orders for our products from Cisco or other major users of our products would have a significant negative impact on our business.

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

•
the reputation of our products in the marketplace may be affected adversely if Cisco or other OEMs that represent a significant percentage of our sales of products reduce or cease their use of our products; and

•	we may face problems in collecting a substantial portion of our accounts receivable if any of these companies faces financial difficulties or dispute payments.

While we achieved profitability in recent years, we had a net loss in 2009 and a history of net losses prior to 2005. We may incur significant net losses in the future and may not be able to sustain profitability.

    We reported a net loss of $47.2 million during the year ended December 31, 2009.  We reported net income of $3.6 million and $2.6 million during the years ended 2008 and 2007, and we have reported net losses in years prior to fiscal 2005. At December 31, 2009, we had an accumulated deficit of approximately $123.1 million. To regain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis. Moreover, if we continue to make acquisitions and other transactions that generate substantial expenses for acquired intangible assets and similar items as well acquisition costs, we may not become profitable in the near term even though we otherwise meet our growth and operting objectives.  For example, for the year ended December 31, 2009 we recorded $62.4 million of non-cash operating expenses. See “Cash Flows during the Year ended December 31, 2009” in Item 7, Management ‘s Discussion and Analysis of Financial Conditions and Results of Operations, and Note 2, “Business Combinations and Asset Purchase” in the Notes to Consolidated Financial Statement.

Because we sell our products on a purchase order basis and rely on estimated forecasts of our customers’ needs, inaccurate forecasts could adversely affect our business.

    We sell our products pursuant to individual purchase orders (subject, in the case of Cisco and certain key customers, to the terms of a master purchase agreement), and not pursuant to long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ product needs. We cannot provide assurance as to the quantities or timing required by our customers for our products. We cannot assure you that we will not experience subsequent substantial warranty claims or that warranty claims will not result in cancellation of existing orders or reluctance of customers to place future orders. In addition, the product design cycle for networking OEMs is lengthy, and it may be difficult for us to accurately anticipate when they will commence commercial shipments of products that include our knowledge-based processors. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business, and we may purchase too much inventory and spend more capital than expected.

    Additionally, if we overestimate customer demand for our products, we may purchase products from manufacturers that we may not be able to sell. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities and could lose market share in the markets served by our products. In addition, our inability to meet customer requirements for our products could lead to delays in product shipments, force customers to identify alternative sources and otherwise adversely affect our ongoing relationships with our customers.

We are dependent on contract manufacturers for a significant portion of our revenue.

    Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their systems. These contract manufacturers represented 43%, 41% and 65% of our total revenue for the year ended December 31, 2009, 2008 and 2007, respectively. Contract manufacturers purchase our products directly from us on behalf of OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our OEM customer’s contract manufacturers becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered or recover the products held in the contract manufacturer’s inventory when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

The average selling prices of our products may decline, which could reduce our revenue and gross margin.

    In our experience the average selling prices of our products and the RMI products sold by RMI have declined over the course of their commercial lives, principally due to the supply of competing products, reduction in demand from customers, pressure from customers to reduce prices and product cycle changes; we expect these trends to continue. In addition, under our master purchase agreements with Cisco, we agreed to provide to Cisco all price decreases that we achieve, and granted to Cisco the right (under limited circumstances) to purchase our products directly from our manufacturers (subject to payments to us, net of specified costs). Declining average selling prices can adversely affect our future operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and achieving corresponding production cost reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

We rely on third parties for the manufacture of our products, and a significant increase in wafer pricing or our failure to secure sufficient capacity could limit our growth and adversely affect our operating results.

    As a fabless semiconductor company, we rely on third-party wafer foundries to manufacture our products. We currently do not have long-term supply contracts with any of the wafer foundries, including TSMC, and United Microelectronics Corporation, or UMC. Neither TSMC nor UMC is obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. As a result, there are numerous risks associated with our reliance on these wafer foundries, including the possibilities that TSMC or UMC may give higher priority to their other customers or that our relationships with either wafer foundry may deteriorate. We cannot assure you that TSMC and UMC will continue to provide us with our products at acceptable yields or in sufficient quantities, for reasonable costs and on a timely basis to meet our customers’ needs. A failure to ensure the timely fabrication of our products could cause us to lose customers and could have a material adverse effect on our operating results.

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

    Additionally, some of the network search engine products we acquired from IDT are manufactured for us by IDT at their wafer fabrication facilities.  While IDT is contratually obligated to manufacture for us certain quantities of these products, we canno assure you that IDT will continue to honor these commitments, that IDT's fabrication facility will remain in business or that IDT will be able to always meet our production demands which may adversly impact our operating results.

We also rely on third parties for other products and services, including the assembly, testing and packing of our products, and engineering services, and any failure by third parties to provide the tools and services we require could limit our growth and adversely affect our future operating results.

    Our products are assembled and tested by third-party vendors that require the use of high performance assembly and test equipment. In addition, in connection with the design of our products, we use software tools, which we obtain from third party software vendors, for simulation, layout and other design purposes. Our reliance on independent assembly, testing, software and other vendors involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. We currently do not have long-term supply contracts with any of these third party vendors. As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver high performance products or services of acceptable quality and in a timely manner, could lengthen our design cycle, result in the loss of our customers and reduce our revenue.

    We also rely on third party component suppliers to provide custom designed integrated circuit packages for our products. In some instances, these package designs are provided by a single supplier. Our reliance on these suppliers involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. We currently do not have long-term supply contracts with any of these package vendors. As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver packages of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our delivery commitments and adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, these packages may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements or the anticipated requirement of our customers.

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

    To remain competitive, we devote substantial resources to research and development, both to improve our existing technology and to develop new technology. We also seek to improve the manufacturing processes for our products, including the use of smaller process geometries, which we believe is important for our products to serve our OEM customers’ requirements for enhanced processing. Our failure to migrate our products to processes at smaller process geometries could substantially reduce the future competitiveness of our products. In addition, from time to time, we may have to redesign some of our products or modify the manufacturing process for them. We cannot give you any assurance that we will be able to improve our existing technology or develop and integrate new technology into our products. Even if we design better products, we may encounter problems during the manufacturing or assembly process, including reduced manufacturing yields, production delays and increased expenses, all of which could adversely affect our business and results of operations.

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

    Designing and manufacturing integrated circuits is a difficult, complex and costly process. Once research and development has been completed and the foundry begins to produce commercial volumes of the new integrated circuit, products still may contain errors or defects that could adversely affect product quality and reliability. We have experienced low yields and have incurred substantial research and development expenses in the design and initial production phases of all of our products, and similar problems have historically been experienced in the production of the RMI products by RMI. We cannot assure you that we will not experience low yields, substantial research and development expenses, product quality, reliability or design problems, or other material problems with our products that we have shipped or may ship in the future.

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

    In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. If our stock price declines due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, our equity compensation incentives, especially stock options may lose value to key employees, and we may lose these employees or be forced to grant additional equity compensation incentives to retain them. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional equity awards necessary to retain employees; and

•	potential compensation charges against the company, which could negatively impact our operating results.

    Additionally, if we fail to provide an adequate amount of equity consideration to new and existing employees we may be unable to compete for new talent and retain our existing talent. The number of shares available for grant under our 2004 Equity Incentive Plan (the “Plan”) may not be adequate enough to continue to enable us to competitively compensate our employees, and if we are unable to obtain from our stockholders an increase in the number of shares authorized under the Plan either in fiscal year 2010 or fiscal year 2011, we may not be able to retain our employees which could significantly impact our operating results.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

    We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 75%, 67% and 56% of our total revenue during the years ended December 31, 2009, 2008 and 2007, respectively. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

•	foreign currency exchange fluctuations;

•	compliance with local laws and regulations that we not be familiar with;

•	unanticipated changes in local regulations;

•	potentially adverse tax consequences, such as withholding taxes;

•	timing and availability of export and import licenses;

•	political and economic instability;

•	reduced or limited protection of our intellectual property;

•	protectionist laws and business practices that favor local competition; and

•	additional financial risks, such as potentially longer and more difficult collection periods.

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

    In general, our OEM customers design our products into their equipment during the early stages of their development after an in-depth technical evaluation of both our and our competitors’ products. These design wins are critical to the success of our business. In competing for design wins, if a competitor’s product is already designed into the product offering of a potential customer, it becomes very difficult for us to sell our products to that customer. Changing suppliers involves additional cost, time, effort and risk for the customer. In addition, our products must comply with the continually evolving specifications of our OEMs. Our ability to compete in the future will depend, in large part, on our ability to comply with these specifications. As a result, we expect to invest significant time and effort and to incur significant expense to design our products to ensure compliance with relevant specifications. Even if an OEM designs our products into its systems, we cannot assure you that its systems will be commercially successful or that we will receive significant revenue from sales our products for those systems.

Factors that negatively affect the businesses of our targeted OEMs that use or could use our products could negatively impact our total revenue.

    The timing and amount of our revenue depend on the ability of our targeted OEMs who use our products to market, produce and ship systems incorporating our technology. Factors that negatively affect a significant customer or group of customers could negatively affect our results of operations and financial condition. Many issues beyond our control influence the success of our targeted OEMs that use our products, including, for example, the highly competitive environment in which they operate, the strength of the markets for their products, their engineering capabilities, their ability or inability to obtain other components from other suppliers, the compatibility of any of their other components with our products, the impact of a worldwide recession on their capital spending and sales of their equipment, and their financial and other resources. Likewise, we have no control over their product development or pricing strategies, which directly affect sales of their products and, in turn, our revenue. A decline in sales of our OEM customers’ systems that use our products would reduce our revenue. In addition, seasonal and other fluctuations in demand for their products could cause our operating results to fluctuate, which could cause our stock price to fall.

We have a lengthy sales cycle, which may result in significant expenses that do not generate significant revenue or delayed revenue generation from our selling efforts and limits our ability to forecast our revenue.

    We expect that our product sales cycle, which results in our products being designed into our customers’ products, could take over 24 months. It can take an additional nine months to reach volume production of these products. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products by our OEMs, the design process required to integrate our products into our OEM customers’ products and the timing of our OEMs’ new product announcements. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

Our operating results could be adversely affected if we have to satisfy product warranty or liability claims.

    If our products are defective or malfunction, we could be subject to product warranty or product liability claims that could have significant related warranty charges or warranty reserves in our financial statements. Further, we may spend significant resources investigating potential product design, quality and reliability claims, which could result in additional charges in our financial statements until such claims are resolved. We cannot guarantee that warranty reserves will either increase or decrease in future periods. Further, in connection with the master purchase agreements that we entered into with Cisco in 2005, we agreed to extended product warranties for the benefit of Cisco. Specifically, we agreed to general three-year warranties and, in the case of epidemic failures, to five-year warranties. In addition, under the Cisco agreements, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately, $15.4 million at December 31, 2009) or $9.0 million, plus replacement costs. If we are required to make payments under this indemnity, our operating results may be adversely affected. Moreover, these claims in the future, regardless of their outcome, could adversely affect our business.

Our revenue and operating results may fluctuate significantly from period to period, on a quarterly or annual basis, causing volatility in our stock price.

    Our total revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our total revenue and operating results could negatively affect the trading price of our stock. In addition, our total revenue and results of operations may, in the future, be below the expectations set by us or of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include, for example, the periodic costs associated with the generation of mask sets for new products and product improvements and the risk factors discussed throughout this section. Additional factors that could cause our revenue and operating results to fluctuate from period to period include:

•	foreign currency exchange fluctuations;

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average selling prices of, our products;

•	the rate of qualification and adoption of our products by networking OEMs;

•	fluctuating demand for, and lengthy life cycles of, the products and systems that incorporate our products;

•	the market success of the OEMs’ systems that incorporate our products;

•	the ability of our wafer foundries to supply us with production capacity and finished products to sell to our OEM customers;

•	changes in the level of our costs and operating expenses;

•	our ability to receive our manufactured products from our wafer foundries and ship them within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	changes in our product lines and revenue mix;

•	the timing of the introduction by others of competing, replacement or substitute products technologies;

•	our ability or the ability of our OEM customers that use our products to procure required components or fluctuations in the cost of such components;

•	cyclical fluctuations in semiconductor or networking markets; and

•	general economic conditions that may affect end-user demand for products that use our products.

In addition, RMI’s business has historically been subject to seasonality, which may cause us to experience greater fluctuation of our revenues following the acquisition.

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

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in often protracted and expensive litigation. From time to time, we are involved in litigation relating to intellectual property rights. In addition, we have received notices from time to time that claim we have infringed upon or misappropriated intellectual property rights owned by others. We typically respond when appropriate and as advised by legal counsel. We cannot assure you that parties will not pursue litigation with respect to those allegations. We may, in the future, receive similar notices, any of which could lead to litigation against us. For example, parties may initiate litigation based on allegations that we have infringed their intellectual property rights or misappropriated or misused their trade secrets or may seek to invalidate or otherwise render unenforceable one or more of our patents. Litigation against us can result in significant expense and divert the efforts of our management, technical, marketing and other personnel, whether or not the litigation results in a determination adverse to us. We cannot assure you that we will be able to prevail or settle any such claims or that we will be able to do so at a reasonable cost. In the event of an adverse result in any such litigation, we could be required to pay substantial damages for past infringement and royalties for any future use of the technology. In addition, we may be required to cease the sale of certain products, recall certain products from the market, redesign certain products offered for sale or under development or cease the use of certain marks or names. We cannot assure you that we will be able to successfully redesign our products or do so at a reasonable cost. Additionally, we have in the past sought and may in the future seek to obtain a license to a third party’s intellectual rights and have granted and may in the future grant a license to certain of our intellectual property rights to a third party in connection with a cross-license agreement or a settlement of claims or actions asserted against us. However, we cannot assure you that we would be able to obtain a license on commercially reasonable terms, or at all

    Our customers could also become the target of litigation relating to the patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in some of our license or customer agreements. These obligations could result in substantial expenses, including the payment by us of costs and damages related to claims of patent infringement. In addition to the time and expense required for us to provide support or indemnification to our customers, any such litigation could disrupt the businesses of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease. We cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial condition. We do not have any insurance coverage for intellectual property infringement claims for which we may be obligated to provide indemnification. If we are obligated to pay damages in excess of, or otherwise outside of, our insurance coverage, or if we have to settle these claims, our operating results could be adversely affected.

If we are unable to compete effectively, our revenue and market share may be reduced.

    Our business is extremely competitive, especially during the design-in phase of our customers’ design cycles. We compete with large semiconductor manufacturers, many of which have more established reputations, more diverse customer bases and greater financial and other resources than we do. In addition, our OEM customers may design their own integrated circuits to address their system needs. As we develop new applications for our products and expand into new markets, we expect to face even greater competition. Our present and future competitors may be able to better anticipate customer and industry demands and to respond more quickly and efficiently to those demands, such as with product offerings, financial discounts or other incentives. Furthermore, our OEM customers may be able develop or acquire integrated circuits that satisfy their needs faster or most cost effectively than we can. We cannot assure you that we will be able to compete effectively against these and our other competitors. If we do not compete effectively, our revenue and market share may decline.

Our success may depend on our ability to comply with new or evolving industry standards applicable to our products or our business.

    Our ability to compete in the future may depend on our ability to ensure that our products comply with evolving industry standards affecting our customers’ equipment and other markets in which we compete. In addition, from time to time, new industry standards may emerge which could render our products incompatible with the products of our customers or suppliers. In order to ensure compliance with the relevant standards, we may be required to devote significant time, capital and other resources to modify or redesign our existing products or to develop new products. We cannot assure you that we will be able to develop products which comply with prevailing standards. If we are unable to develop these products in a timely manner, we may miss significant business opportunities, and our revenue and operating results could suffer.

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

Any future acquisitions we make could disrupt our business, and harm our financial condition and dilute our stockholders.

    In the future, we may consider additional opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Acquisitions present a significant number of potential challenges that could, if not met, disrupt our business operations, increase our operating costs, reduce the value to us of the acquired company or business, including:

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

RISKS RELATING TO OUR RECENT ACQUISITION OF RMI CORPORATION

The integration of RMI may not be completed successfully, cost-effectively or on a timely basis.

    As a result of our acquisition of RMI in October 2009, we have significantly more assets, operations and employees to manage than we did prior to the acquisition. The integration process has required us to significantly expand the scope of our operations and financial systems, and there is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, among others:

•	the diversion of management’s attention from the day-to-day operations of the combined company;

•	the assimilation of RMI employees and the integration of two business cultures;

•	challenges in attracting and retaining key personnel;

•	the integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in combining product offerings and sales and marketing activities.

    There is no assurance that we will successfully or cost-effectively integrate RMI’s operations with our own. For example, the costs of achieving systems integration may substantially exceed our current estimates. As a non-public company, RMI did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control and other procedures. Integrating its systems and activities with ours in order to ensure our continued compliance with those requirements may continue to cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.

We may not be able to realize the anticipated synergies and other benefits we expect to achieve from the acquisition of RMI within the timeframe that is currently expected, or at all.

    Strategic transactions like our acquisition of RMI create numerous uncertainties and risks. As a result, the combined company may not be able to realize the expected revenue growth and other benefits and synergies that we sought to achieve from the acquisition. We believe that the businesses conducted by us and RMI prior to the merger were complementary in a number of respects and that the combined company can take advantage of synergies, economies of scale and other benefits in the following areas, among others:

•	market expansion;

•	increased sales to existing customers;

•	product and technology synergies;

•	operational and manufacturing synergies;

•	research and development synergies;

•	expansion of intellectual property and patent portfolio;

•	geographic synergies; and

•	cultural synergies.

However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and actual results may deviate from our expectations for a variety of reasons, including those discussed in this section.

We may not be successful in our expansion into the current markets for RMI products and in addressing the new opportunities we expect to arise out of the combination.

RMI historically designed and developed high performance, power-optimized processor solutions for several target markets: infrastructure equipment, enterprise systems, security and storage appliances, data center systems and industrial and connected media devices. Because the RMI products serve some different markets than our products historically did, we did not have experience competing in these prior to the acquisition. The success of our expansion into these new markets will depend on a number of factors, including:

•	our ability to leverage each company’s successes to provide synergistic solutions to key customers and applications;

•	our ability to assimilate and retain key RMI personnel who have expertise in conducting RMI’s business;

•	our ability to preserve and grow RMI’s existing customer, distributor and ecosystem partner relationships;

•	our ability to design and develop innovative products and solutions in these new markets and to continue RMI’s success in achieving “design wins” with key customers;

•	our ability to provide high quality customer services and support; and

•	our ability to compete effectively against a larger number and broader range of competitors resulting from our entry into new markets.

In addition to the current markets for RMI products, we believe that the combined company is poised to address new opportunities in areas such as high-performance switching and routing control plane processing and the high-volume, ultra low-power embedded processing market for enterprise, industrial and connected media applications. If we are unsuccessful in expanding into these new market opportunities, we may not achieve the sales and revenue growth we had expected from the acquisition.

There is no assurance that we will be able to continue or expand upon RMI’s past success with customer design wins following the acquisition.

    RMI achieved strategic design wins at a wide range of leading customers such as Alcatel-Lucent, Aruba, CheckPoint, Cisco, Datang Mobile, Dell, Fujitsu, HP, Huawei, Huawei-Symantec, Hangzhou H3C Technologies Co. Ltd, IBM, Juniper, LG, McAfee, Motorola, NEC, Samsung, Sun and ZTE, among others. There is no assurance that we will be able to replicate or improve upon RMI’s success in obtaining design wins from these and other customers following the acquisition. This uncertainty is compounded by the fact that RMI does not have long-term commitments from any of its existing customers. These product design processes can be lengthy, as the customers of RMI products usually require a comprehensive technical evaluation of its products before they incorporate them into their designs. If a customer’s system designer initially chooses a competitor’s product, it becomes significantly more difficult to sell RMI’s products for use in that system because changing suppliers can involve significant cost, time, effort and risk for RMI’s customers. Our failure to win a competitive design opportunity can result in foregoing revenues from a given customer’s product line for the life of that product. In addition, design opportunities may be infrequent or may be delayed. We expect to invest significant time and resources and to incur significant expenses to design RMI products to ensure compliance with relevant specifications, but even with these efforts we may have limited success in securing customer design wins for a number of reasons, including our management’s lack of experience with the markets served by RMI’s products, our failure to retain key RMI personnel involved in the customer design process and our failure to establish employee incentives and otherwise operate the RMI business in a manner that continues to place high priority on customer design wins. Our ability to compete in the markets in which RMI competed will depend, in large part, on our ability to continue to design products to ensure compliance with RMI customers’ and potential customers’ specifications and to secure design wins.

Even if we are successful in achieving customer design wins for RMI products, we may not realize the revenue growth and other benefits we expect to achieve from the acquisition.

The nature of the design process for RMI products requires that significant expenses be incurred prior to recognizing revenues associated with those expenses, which may harm our financial results. Even if a customer designs one of RMI’s products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenues from that manufacturer or that a successor design will include an RMI product. As a result, we may be unable to accurately forecast the volume and timing of orders and revenues associated with any new product introductions, which could adversely affect our results of operations. If we are unable to realize the revenue growth we expect to achieve from customer design wins for RMI products, we may not achieve the operational results we anticipate following the acquisition and our business may be adversely impacted.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration for the semiconductor solutions provided by RMI products, which may result in reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins and sales.

We have substantial experience in transitioning the manufacturing processes for our products to each new generation of smaller geometry process technologies and believes that it will be necessary to migrate RMI’s products to such smaller geometries as well. Any transition would require us to redesign the applicable product and require us and our foundry partners to use new or modified manufacturing processes for the product. The smallest geometry process that RMI used for any semiconductors is 80 nanometer, but we expect the next generation semiconductors to be based on a 40 nanometer process. Because of our lack of experience with the RMI products and technology, we may not be as successful in migrating these products to smaller geometry process technologies as we have been with our own products. We will also depend on our relationships with foundry subcontractors to transition to smaller geometry processes successfully. If we experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration for RMI products, we may experience reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins and sales, any of which could prevent us from realizing the anticipated benefits from the acquisition.

We expect to rely on third-party technologies for the development of the RMI products, and our inability to use these technologies in the future could harm our ability to compete in the markets for these products.

We rely on third parties for technologies that are integrated into the RMI products, such as wafer fabrication and assembly and test technologies used by its contract manufacturers, as well as licensed MIPS architecture technologies. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly following the acquisition, we may not be able to secure alternatives in a timely manner, and our ability to remain competitive in the markets served by these products would be harmed. In addition, the MIPS license requires that certain improvements be made available to the community of all of MIPS’ licensees, which could conceivably reduce the proprietary advantage that we will have with this architecture. If we are unable to license technology from third parties on commercially reasonable terms in order to continue to develop current products or to develop future products for the markets served by the RMI products, we may not be able to develop these products in a timely manner or at all.

Our operating results will depend in part on the growth of developing sectors of the connected media market historically served by RMI.

The RMI business has been highly dependent on developing sectors of the connected media market, including portable media players, personal navigation devices, automobile infotainment devices and home media players. The connected media market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles. If the target markets for the RMI products within these markets do not grow as rapidly or to the extent anticipated, the combined company’s business could suffer. RMI derived a significant portion of its revenues from the sale of its semiconductor solutions for use in emerging connected media applications. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors, whose future is largely uncertain. Many factors could impede or interfere with the expansion of these connected media market sectors, including a slowdown in overall consumer spending, consumer demand in these sectors, general economic conditions, other competing consumer electronic products and insufficient interest in new technology innovations. Any of these dynamics in the consumer electronics market could harm future sales of the RMI products and prevent us from realizing the anticipated benefits of our acquisition of RMI.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in foreign markets.

Because we incorporate encryption technology into our multi-core products, some of these products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to introduce products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or an inability to export or sell our products to, existing or prospective customers with international operations and harm our business.

RISKS RELATING TO OUR COMMON STOCK

In connection with our acquisition of RMI in October 2009, we issued a substantial number of shares of common stock around the time of closing and we may be required to additional shares before December 31, 2010, which would further dilute the ownership interests of our other stockholders.

    In connection with the acquisition of RMI, we issued or reserved for issuance 5.0 million shares of our common stock at closing as merger consideration to RMI stockholders and as incentive stock awards to RMI employees. We may be required issue up to 1.6 million additional shares to former RMI stockholders as earn-out consideration before December 31, 2010, if the maximum earn-out is achieved. Our issuance of additional shares of common stock as earn-out consideration may result in substantial percentage dilution of the ownership interests of our other stockholders at that time. Our issuance of shares in connection with the RMI acquisition also may have an adverse impact on our net earnings per share in fiscal periods that include (or follow) the date of the acquisition, as we anticipate that the transaction will be dilutive on the basis of net earnings per common share for the foreseeable future following the acquisition.

The price of our stock could decrease as a result of shares being sold in the market, including sales by former RMI stockholders who received shares in connection with our acquisition of RMI.

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

    Additionally, as the shares of common stock we issued in our acquisition of RMI become eligible for resale, the sale of those shares could adversely impact our stock price. All of the shares of our common stock issued as merger consideration on the closing date are subject to a complete trading lock-up through April 30, 2010, and 50% of those shares will be subject to a complete trading lock-up through October 30, 2010. In addition, 50% of the restricted stock units that we issued to certain RMI employees at closing will vest on April 30, 2010 and the remaining 50% will vest on October 30, 2010. These equity incentive shares will be registered and will therefore generally not be subject to resale restrictions under federal securities laws. Accordingly, a substantial number of shares of our common stock will become eligible for resale on April 30 and October 30, 2010. Our stock price may suffer a significant decline as a result of the sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

    We believe that we have or will have access to capital sufficient to satisfy our working capital requirements for at least the next 12 months. However, it may become necessary for us to raise additional funds to support our growth. We cannot assure you that we will be able to obtain financing when needed or that, if available to us, the terms will be acceptable to us. If we issue equity securities in any financing, the new securities may have rights and preferences senior to our shares of common stock, and the ownership interest in us of our current stockholders will be proportionately reduced. If we issued debt securities, they will rank senior to all equity securities. If we are unable to raise additional capital, we may not be able to implement our growth strategy, and our business could be harmed significantly. Our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in the interests of the Company. We may sell up to approximately an additional $120 million of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our existing shelf registration statement on Form S-3 which may result in an increase in the number of shares and decline in earnings per share. We may sell these securities from time-to-time without prior announcement.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides the names, ages and offices of each of our executive officers as of January 31, 2010:

Title	Age	Position
Ronald Jankov	51	Director, Chief Executive Officer and President
Behrooz Abdi	48	Executive Vice President and General Manager
Michael Tate	44	Vice President and Chief Financial Officer
Marcia Zander	46	Senior Vice President of Worldwide Sales
Varadarajan Sirnivasan	58	Vice President of Product Development and Chief Technical Officer
Dimitrios Dimitrelis	52	Vice President of Engineering
Mozfar Maghsoudnia	43	Vice President of Worldwide Manufacturing
Ibrahim Korgav	61	Senior Vice President of Worldwide Business Operations
Chris O'Reilly	36	Vice President of Marketing
Roland Cortes	44	Vice President, General Counsel and Secretary

    Ronald Jankov has served as our President, Chief Executive Officer and as a member of our board of directors since April 2000.

    Behrooz Abdi has served as our Executive Vice President and General Manager in charge of our MPS/CPS business since November 2009. From November 2007 to October 2009, Mr. Abdi was President and Chief Executive Officer of RMI Corporation. From March 2004 to November 2007, Mr. Abdi was Senior Vice President and General Manager of Qualcomm CDMA Technologies at Qualcomm, Inc.  Prior to Qualcomm, Mr. Abdi held leadership and engineering positions at Motorola in its Semiconductor Products Sector, now Freescale Semiconductor, Inc.  His last role at Motorola was Vice President and General Manager for the Radio Products Division from July 1985 to December 2003.

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

    The following table sets forth the location, and approximate square footage of each of the principal properties used by us during 2009. All properties are leased under operating leases which expire at various times through 2015.

Location	Approximate Square Footage
Mountain View, California, USA	42,000
Cupertino, California, USA	51,597
Austin, Texas, USA	15,630
Banglore, India	20,860

    In addition, we lease office spaces in Toulouse, France, Beijing, Shanghai, Nanjing, and Shenzhen, China, Taipei and Hsinchu, Taiwan, Seoul, Korea, Tokyo, Japan, and Mumbai, India. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS.

    We are not involved in any legal proceedings that management believes will have a material adverse effect our business, results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On October 23, 2009, we held an special meeting of our stockholders. The stockholders approved the issuance of a maximum of 13,080,000 shares of our common stock as merger consideration and to new employees in connection with the proposed acquisition of RMI by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
19,783,613	32,964	16,462	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

    Our common stock is traded on the Global Select Market of the NASDAQ Stock Market under the symbol “NETL”. The following table sets forth, for the periods indicated, the intra-day high and low per share sale prices of our common stock, as reported on the Global Select Market.

	Price Range Per Share
	High	Low
Fiscal 2009
Fourth quarter	$48.00	$36.87
Third quarter	$46.80	$32.36
Second quarter	$38.50	$26.77
First quarter	$28.57	$19.68

Fiscal 2008
Fourth quarter	$30.45	$14.42
Third quarter	$39.10	$26.98
Second quarter	$40.26	$23.44
First quarter	$32.90	$20.15

Holders

    As of January 31, 2009, there were approximately 152 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

    We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any. Under a credit agreement dated June 19, 2009 with a syndication of banks, we are prohibited from the declaration and payment of cash dividends.

    On February 16, 2010, the Board of Directors approved a two-for-one stock split of our common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock dividend is payable on March 19, 2010 to stockholders of record as of March 5, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

    See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph

    The following graph shows the 5 years cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2004 in each of the Company’s common stock, the S&P 500 Index and the Philadelphia Semiconductor Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN
Among NetLogic Microsystems, Inc., the S&P 500 Index
and the Philadelphia Semiconductor Index

	Cumulative Total Returns
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
NetLogic Micrsosystems, Inc.	$100.00	$272.40	$216.90	$322.00	$220.10	$462.60
S&P 500 Index	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
Philadelphia Semiconductor Index	$100.00	$110.66	$107.78	$94.17	$48.96	$83.06

Recent Sales of Unregistered Securities

    On October 30, 2009, we completed the acquisition of RMI and issued a total of 5.0 million shares of common stock to the holders of preferred stock of RMI, including shares withheld for escrow as security for RMI’s indemnity obligations and for estimated expenses of escrow.  Pursuant to the terms of the merger agreement for the RMI acquisition we also became obligated for the contingent issuance of  a maximum of approximately 1.6 million additional shares of common stock subject to the achievement of earn-out milestones for revenues generated from the products acquired from RMI during a 12-month period following the closing date of the acquisition.  No underwriters were involved in the transaction.  We issued and agreed to issue these shares in a merger exchange transaction exempt from the registration requirements under section 5 of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 under Regulation D.

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

    The selected balance sheet data as of December 31, 2009 and 2008 and selected statements of operations data for the years ended December 31, 2009, 2008 and 2007 are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2007, 2006 and 2005 and the selected statements of operations data for the years ended December 31, 2006 and 2005 were derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$174,689	$139,927	$109,033	$96,806	$81,759
Cost of revenue	99,251	61,616	44,732	36,762	33,415
Gross profit	75,438	78,311	64,301	60,044	48,344
Operating expenses:
Research and development	73,631	51,607	45,175	36,578	21,939
Selling, general and administrative	43,931	26,567	19,672	15,455	10,936
Change in contingent earn-out liability	2,008	-	-	-	-
Acquisition-related costs	5,412	-	-	-	-
In-process research and development	-	-	1,610	10,700	-
Total operating expenses	124,982	78,174	66,457	62,733	32,875
Income (loss) from operations	(49,544)	137	(2,156)	(2,689)	15,469
Interest income	992	1,595	4,431	3,737	1,568
Interest expense	(1,666)	(33)	-		(203)
Other income and expense, net	(4)	(59)	32	3	(16)
Income (loss) before income taxes	(50,222)	1,640	2,307	1,051	16,818
Provision for (benefit from) income taxes	(3,060)	(1,937)	(288)	459	379
Net income (loss)	$(47,162)	$3,577	$2,595	$592	$16,439
Net income (loss) per share - basic	$(2.04)	$0.17	$0.13	$0.03	$0.93
Net income (loss) per share - diluted	$(2.04)	$0.16	$0.12	$0.03	$0.87
Shares used in calculation - basic	23,091	21,472	20,747	19,758	17,725
Shares used in calculation - diluted	23,091	22,314	21,938	21,107	18,992

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$44,278	$96,541	$50,689	$89,879	$65,788
Working capital	66,790	87,853	63,956	95,986	65,162
Total assets	532,111	245,771	203,151	157,769	85,529
Software licenses and other obligations	5,446	1,219	2,528	2,625	687
Stockholders' equity	425,955	200,267	171,888	142,524	68,656

    The selected consolidated financial data presents financial information in the relevant periods for the acquisition of the IDT NSE business in mid-July 2009, the acquisition of RMI Corp. completed in late October 2009, the acquisition of the TCAM2 and TCAM-CR network search engine products and certain related assets from Cypress Semiconductor Corp. in August 2007, the acquisition of Aeluros, Inc. completed in late October 2007, and the acquisition of NSE Business from Cypress Semiconductor Corp. completed in February 2006. See Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of these acquisitions. The coparability of the data in the table above is affected by our adoption of various new accounting guidance in the periods presents, specifically, those related to business combinations, stock compensation and income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

    We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance and functionality of advanced 3G/4G mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our market-leading product portfolio includes high-performance multi-core processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs) such as AlaxalA Networks Corporation, Alcatel-Lucent,  ARRIS Group, Inc.,  Brocade Communications Systems, Inc.,  Cisco Systems, Inc., Dell Inc., Ericsson, Fortinet, Inc., Fujitsu Limited, Hangzhou H3C Technologies Co. Ltd, Hitachi, Ltd., Huawei Technologies Co., Ltd., Huawei Symantec Technologies Co.,Ltd , IBM Corporation, Juniper Networks, Inc., LG Electronics, Inc., Motorola, Inc., NEC Corporation, Samsung Electronics, Sun Microsystems, Inc., Tellabs, and ZTE Corporation.

    The products and technologies we have developed and acquired are targeted to enable our customers to develop systems that support the increasing speeds and complexity of the Internet infrastructure. We believe there is a growing need to include multi-core processors, knowledge-based processors, and high speed physical layer devices in a larger number of such systems as networks transition to all Internet Protocol (IP) packet processing at increasing speeds and complexity.

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

    We derive revenue primarily from sales of semiconductor products to OEMs, their contract manufacturers and distributors. Usually, we sell the initial shipments of a product for a new design engagement directly to the OEM customer. Once the design enters volume production, the OEM frequently outsources its manufacturing to contract manufacturers who purchase the products directly from us.

    We also use distributors to provide valuable assistance to end-users in delivery of our products and related services. In accordance with standard market practice, our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter and limit price protection for inventory on-hand if it subsequently lowers prices on our products.  We recognize sales through distributors at the time of shipment to end customers.

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

Recent Acquisitions

    On October 30, 2009, we completed the acquisition of RMI, a provider of high-performance and low-power multi-core, multi-threaded processors. Pursuant to the Agreement and Plan of Merger Reorganization by and among us, Roadster Merger Corporation, RMI Corporation and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI, and we delivered merger consideration of approximately 5.0 million shares of our common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of our common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. The closing price of a share of our common stock on October 30, 2009 was $38.01.

    We may be required to issue and deliver up to an additional 1.6 million shares of common stock and pay an additional $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

    On July 17, 2009, we completed the IDT NSE acquisition. The acquisition was accounted for as a business combination during the third quarter of fiscal 2009. As purchase consideration we paid $98.2 million in cash, net of a price adjustment based on a determination of the actual amount of inventory received.

    On October 24, 2007, we completed the merger and acquisition of Aeluros, Inc. which we refer to as the “Aeluros Acquisition”. The acquisition was accounted for as a business combination during the fourth quarter of fiscal 2007. We paid $57.1 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 104,000 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we paid $15.5 million cash in February 2009 based on the attainment of revenue performance milestones for the acquired business during the one year period following the close of the transaction.

    Our results of operations for 2009 reflect two months of revenues subsequent to the RMI acquisition and five and one-half months of revenue subsequent to the IDT NSE acquisition.  Revenues in the second half of 2009, included $16.3 million attributable to the IDT NSE acquisition and $14.5 million of revenue attributable to the RMI acquisition.  The last quarter of 2009 also included operating costs associated with an additional 269 employees from the RMI acquisition.  Results of operations in 2010 will reflect a full year of revenues and costs attributable to both acquisitions and consequently will be substantially higher than comparable period results in 2009.

Outlook and Challenges

    Our year-over-year revenue increased from $139.9 million for the year ended December 31, 2008 to $174.7 million for the year ended December 31, 2009.  In early 2009, in light of a volatile macro-economic environment and a decrease in demand, we focused on operating efficiencies and containing our cash operating expense growth   During the second half of 2009 we experienced an increase in sequential quarterly revenue growth.  Our quarterly revenues grew from $32.5 million in the second quarter of 2009 to $42.3 million in the third quarter of 2009 to $69.5 million in the fourth quarter of 2009.  The sequential increase in our quarterly revenues was due to a combination of an improvement in the macroeconomic environment as well as increased demand for our products as result of new customer programs being introduced into the market utilizing our products and new revenues from our acquisitions.  Given the resumption of our revenue growth, for 2010 we have shifted from focusing on containing our cash operating expenses to strategically investing in our product development and scaling our business operations to support our growth as well as the continued succesful integration of the IDT NSE business and RMI.  Our continued integration efforts include, the assimilation of employees; retaining key personnel; process and system rationalization related to our management information and enterprise resource planning systems to keep in pace with our breadth and scale of business, while maintaining regulatory compliance; and keeping existing customers and obtaining new customers.

    For the years ended December 31, 2009, 2008, and 2007, our top five customers in terms of revenue accounted for approximately 68%, 68%, and 79% of total product revenue, respectively. Although we believe our revenues will continue to be concentrated with our significant customers, we expect continued favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, our expanding product portfolio will also help us further diversify our customer and product revenues as well as expanding our product portfolio with our existing customers.

Cisco Business

    Cisco and its contract manufacturers have accounted for a large percentage of our historical revenue. At Cisco’s request, in 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase. This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. For the years ended December 31, 2009, 2008 and 2007, our revenues from Cisco and Cisco’s contract manufactures were $61.7 million, $52.7 million and $55.1 million or approximately 35%, 38%, and 50% of total revenue.

Critical Accounting Policies and Estimates

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make fair and reasonable estimates and assumptions that affect reported amounts of assets, liabilities and operating expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. If actual results differ significantly from management’s estimates, our financial statements could be materially impacted. Our estimates are guided by observing the following critical accounting policies.

    Revenue Recognition. We derive our revenue primarily from sales of semiconductor products. We recognize revenue when all of the following criteria have been met: (i) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred, (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and (iv) collection is probable. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer.

    Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. We recognize revenue at the time of shipment to OEM customers, their contract manufacturers and our international sales representatives. Revenue consists primarily of sales of the Company’s products to OEMs, their contract manufacturers or distributors. Initial sales of the Company’s products for a new design are usually made directly to OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors

    Product revenue and costs relating to sales made through distributors with rights of return and price credits are deferred until the distributors sell the product to end customers because the selling price is not fixed and determinable and we are not able to estimate future returns. Revenue recognition depends on notification from the distributor that product has been sold to an end customers.  On each reporting date the Company records a reduction in accounts receivable and deferred revenue based on the Company's estimate of the margin to be ultimately recognized upon sale of the product to an end customer

    We entered into a purchase agreement with Wintec who has become the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We generally recognize revenue when Wintec ships our product to Cisco or its contract manufacturers.

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

    Accounting for Income Taxes. We account for income taxes under the provisions of Accounting Standards Codification (ASC) 740, Income Taxes. In applying ASC740, we are required to estimate our current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. During the third fiscal quarter of 2007, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it was more likely than not that the deferred tax assets would be realized.

    In the first quarter of fiscal 2007, we adopted ASC 740-10 Income Taxes.  As a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 7—Income Taxes, of the “ Notes to Consolidated Financial Statements  ” in Item 8 for further information.

    Long-lived Assets and Intangible Assets. We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows, which includes revenue, is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

    Goodwill. We evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. We perform goodwill impairment test for our single and sole reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We perform the goodwill impairment assessment at the Company level, which is the sole reporting unit. We performed our annual goodwill impairment test in the fourth quarter and concluded there was no impairment of goodwill during the years ended December 31, 2009, 2008 and 2007.

    Stock-based Compensation. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes Model”), consistent with the provisions of ASC 718 Compensation – Stock Compensation. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock and future forfeitures and related tax effects. The expected stock price volatility assumption was determined using a combination of the historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenue, cost of revenue and gross profit

    The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2009 and 2008 (in thousands, except percentage data):

	Year ended December 31, 2009	Percentage of Revenue	Year ended December 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$174,689	100.0%	$139,927	100.0%	$34,762	24.8%
Cost of revenue	99,251	56.8%	61,616	44.0%	37,635	61.1%
Gross profit	$75,438	43.2%	$78,311	56.0%	$(2,873)	-3.7%

    Revenue. Revenue for the year ended December 31, 2009 increased by $34.8 million compared with that of the year ended December 31, 2008. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $61.7 million of our total revenue for the year ended December 31, 2009, compared to $52.7 million during the year ended December 31, 2008. The increase in sales to Cisco was primarily due to an increase of $8.5 million in revenue from products from our IDT NSE acquisition, $1.1 million from products from our RMI acquisition, and $9.0 million in revenue from sales of our new products to Cisco, including the NL7000 and NL8000.  The increase was partially offset by a decrease of $10.4 million in sales of our NL5000 and network search engine products.  Revenue from non-Cisco customers represented $113.0 million of total revenue for the year ended December 31, 2009 compared with $87.2 million during the year end December 31, 2008.  The increase in sales to non-Cisco customers was primarily due to an increase of $7.8 million in revenue from products we acquired in the  IDT NSE acquisition, $13.3 million from products we acquired in the RMI acquisition, and $16.2 million in revenue from sales of our new products, including the NL7000 and NL9000.  This increase was partially offset by a decrease of $13.3 million in sales of our NL5000, network search engine products and physical layer products. During the year ended December 31, 2009 and 2008, Alcatel-Lucent accounted for 13% of our total revenue compared with 12% in 2008, and Huawei accounted for 10% of our total revenue and was below 10% in 2008.

    Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the year ended December 31, 2009 increased by $37.6 million compared with that of the year ended December 31, 2008.  Cost of revenue increased primarily due to the increase in product sales, amortization of intangible assets, and fair value adjustments related to acquired inventory.  The increases in amortization of intangible assets and fair value adjustments related to acquired inventory were attributable to the IDT NSE and RMI acquisitions.  Cost of revenue for the years ended December 31, 2009 and 2008, respectively, included $18.9 million and $11.9 million of amortization of intangible assets expense, $1.9 million and $2.4 million of a provision for excess and obsolete inventory, and $20.4 million and $1.5 million of a fair value adjustment related to acquired inventory.  Gross margin for the year ended December 31, 2009 decreased by 12.8% compared with 2008, primarily due to increases in amortization of intangible assets and fair value adjustments related to acquired inventory.

Operating expenses

    The table below sets forth operating expense data for the years ended December 31, 2009 and 2008 (in thousands, except percentage data):

	Year ended December 31, 2009	Percentage of Revenue	Year ended December 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$73,631	42.1%	$51,607	36.9%	$22,024	42.7%
Selling, general and administrative	43,931	25.1%	26,567	19.0%	17,364	65.4%
Change in contingent earn-out liability	2,008	1.1%	-	-	2,008	-
Acquisition-related costs	5,412	3.1%	-	-	5,412	-
Total operating expenses	$124,982	71.5%	$78,174	55.9%	$46,808	59.9%

    Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2009, as compared to fiscal 2008, primarily due to increases in payroll and payroll related expenses of $6.3 million, stock-based compensation expenses of $12.1 million, product development and qualification expenses of $2.8 million, and software licenses expenses of $2.1 million.  The increases were partially offset by decreases in consulting and outside vendor expenses of $1.6 million. The increase in payroll and payroll related expenses and stock-based compensation expenses were primarily due to increases in engineering headcount to support our new product development efforts, and as a result of the RMI acquisition. The increase in product development and qualification expense was primarily due to the production qualification and characterization of our processors. Product development and qualification expenses vary from period to period depending on the timing of development and tape-out of various products.  The increase in software licenses expenses was primarily due to amortization of software licenses used for our internal research and development projects.  The remainder of the increase in research and development expenses was caused by individually minor items.  We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2010 and future periods because we expect to continue to invest in hiring and training the necessary employees and building systems infrastructures required to support the development of new products, and improve existing products.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2009, as compared with fiscal 2008, primarily due to increases in payroll and payroll related expenses of $4.5 million, stock-based compensation expenses of $12.6 million, legal expenses of $0.7 million. The increases were offset partially by decreases in commission expense of $0.3 million, consulting and outside vendor services expenses of $0.4 million, and other professional services expenses of $0.1 million.  The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increases in headcount to support our growing operations in the sales and marketing areas, and as a result of the RMI acquisition.  Selling, general and administrative expenses also included $1.8 million of amortization expense for the customer contracts and relationships, tradenames and trademarks, and non-competition agreements intangible assets for the year ended December 31, 2009. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items  We expect that selling, general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2010 and future periods because we expect to continue to invest in hiring and training additional employees and making other additional investments required to support our growing operations in the sales and marketing areas due our expanded product portfolio as result of our acquisitions.

    Change in contingent earn-out liability. The change in contingent earn-out liability was $2.0 million for the year ended December 31, 2009.  The change in the estimated fair value of the contingent earn-out liability to be paid out to the former holders of RMI capital stock was due to an increase in the market price of our common stock.

    Acquisition-Related Costs. Acquisition-related costs were $5.4 million for the year ended December 31, 2009 primarily due to legal expenses of $3.1 million, severance expenses of $0.9 million, consulting and outside vendor services of $0.7 million, and other professional service of $0.5 million, related to the IDT NSE and RMI acquisitions.  We expect that acqusition-related costs will decrease in dollar amount and may decrease as a percentage of revenues in 2010.

Other items

    The tables below set forth other items for the years ended December 31, 2009 and 2008 (in thousands, except percentage data):

	Year ended December 31, 2009	Percentage of Revenue	Year ended December 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest income	$992	0.6%	$1,595	1.1%	$(603)	-37.8%

    Interest Income.  Interest income decreased during the year ended December 31, 2009, as compared with fiscal 2008, primarily due to decreased interest income on cash and cash equivalents, and short-term investment balances as a result of lower yields on our investments and lower invested balances due to the financing of IDT NSE and RMI acquisitions.
	Year ended December 31, 2009	Percentage of Revenue	Year ended December 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest expense	$(1,666)	-1.0%	$(33)	0.0%	$(1,633)	4948.5%

    Interest Expense.  Interest expense increased during the year ended December 31, 2009, as compared with fiscal 2008, primarily due to increased interest expense of $1.5 million incurred on the line of credit and term notes which were obtained to finance a portion of the IDT NSE and RMI acquisitions.

	Year ended December 31, 2009	Percentage of Revenue	Year ended December 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income and expense, net	$(4)	0.0%	$(59)	0.0%	$55	-93.2%

    Other Income and Expense, net.  Other income and expense, net increased during the year ended December 31, 2009, as compared with fiscal 2008, primarily due to a decrease in software license write-offs incurred in 2008.

	Year ended December 31, 2009	Percentage of Pre-Tax Income	Year ended December 31, 2008	Percentage of Pre-Tax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(3,060)	6.1%	$(1,937)	-118.1%	$(1,123)	58.0%

    Benefit from income taxes. During the year ended December 31, 2009, we recorded an income tax benefit of $3.1 million. Our effective tax rate of 6.1% for the year ended December 31, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions, the tax impact of non-deductible expenses such as stock-based compensation expenses and acquisition related expenses and adjustments to certain tax reserves relating to an intercompany license agreement.

Stock-Based Compensation Expense

    On January 1, 2006, we adopted ASC 718, on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Cost of revenue	$672	$1,030	$747
Research and development	21,527	9,474	9,933
Selling, general and administrative	18,556	5,988	5,366
Total stock-based compensation expense	$40,755	$16,492	$16,046

    In addition, we capitalized approximately $0.1 million and $0.2 million of stock-based compensation in inventory as of December 31, 2009 and 2008 which represented indirect manufacturing costs related to our inventory.

Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Revenue, cost of revenue and gross profit

    The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the years ended December 31, 2008 and 2007 (in thousands, except percentage data):

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$139,927	100.0%	$109,033	100.0%	$30,894	28.3%
Cost of revenue	61,616	44.0%	44,732	41.0%	16,884	37.7%
Gross profit	$78,311	56.0%	$64,301	59.0%	$14,010	21.8%

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

Operating expenses

    The table below sets forth operating expense data for the years ended December 31, 2008 and 2007 (in thousands, except percentage data):
	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$51,607	36.9%	$45,175	41.4%	$6,432	14.2%
In-process research and development	-	0.0%	1,610	1.5%	(1,610)	-100.0%
Selling, general and administrative	26,567	19.0%	19,672	18.0%	6,895	35.0%
Total operating expenses	$78,174	55.9%	$66,457	60.9%	$11,717	17.6%

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

    In-Process Research and Development.  During the year ended December 31, 2007, we recorded $1.6 million of in-process research and development charge related to the Aeluros Acquisition at the close of the acquisition.

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

Other items

    The tables below set forth other items for the years ended December 31, 2008 and 2007 (in thousands, except percentage data):

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest income	$1,595	1.1%	$4,431	4.1%	$(2,836)	-64.0%

    Interest Income.  Interest income decreased during the year ended December 31, 2008, as compared with fiscal 2007, primarily due to decreased interest income on cash and cash equivalents, and short-term investment balances as a result of lower yields on our investments and lower invested balances after paying approximately $71.7 million in connection with the acquisitions of the TCAM2 Products from Cypress and the Aeluros Acquisition.

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest expense	$(33)	0.0%	$-	-	$(33)	-100.0%

    Interest Expense.  Interest expense increased during the year ended December 31, 2008, as compared with fiscal 2007, primarily due to increased interest expense incurred on our software licenses.

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income and expense, net	$(59)	0.0%	$32	0.0%	$(91)	-284.4%

    Other Income and Expense, net.  Other income and expense, net decreased during the year ended December 31, 2008, as compared with fiscal 2007, primarily due to software license write-offs incurred in 2008.

	Year ended December 31, 2008	Percentage of Pre-Tax Income	Year ended December 31, 2007	Percentage of Pre-Tax Income	Year-to-Year Change	Percentage Change
Provision for (benefit from) income taxes	$(1,937)	-1.4%	$(288)	-0.3%	$(1,649)	572.6%

    Provision for income taxes. During the year ended December 31, 2008, we recorded an income tax benefit of $1.9 million. Our effective tax rate of 35% for the year ended December 31, 2008 was primarily driven by a rate differential for book income generated in foreign jurisdictions and the tax impact of non-deductible stock options.

Liquidity and Capital Resources

Financial Condition

    Our principal sources of liquidity are our cash and cash equivalents and our available senior secured revolving credit facility of $25 million with a group of banks executed in June 2009. As of December 31, 2009 our cash balance was $44.3 million. As of December 31, 2009 there were no amounts outstanding related to our senior secured term notes and our senior secured credit facility.

    Our cash and cash equivalents are invested with financial institutions in deposits that, at times, may exceed federally insured limits. To date, we have not experienced any losses on our deposits of cash and cash equivalents. However, we believe that the capital and credit markets have been experiencing unprecedented levels of volatility and disruption and that recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. We can provide no assurance that our cash and cash equivalents will not be adversely affected by these matters in the future.

    Under our revolving senior secured credit facility, we are required to satisfy certain financial ratio and other covenants, as described in Note 14 of the Notes to our Consolidated Financial Statements. We were in compliance with the debt covenants under the credit agreements applicable to this facility as of December 31, 2009.

    The table below (in thousands) sets forth the key components of cash flow for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$48,251	$41,856	$24,907
Net cash used in investing activities	$(128,019)	$(14,252)	$(32,629)
Net cash provided by financing activities	$40,572	$5,226	$7,674

Cash Flows during the Year ended December 31, 2009

    Net cash provided by operating activities was $48.3 million for the year ended December 31, 2009, which primarily consisted of $47.2 million of net loss, $62.4 million of non-cash operating expenses and $33.1 million in benefits from changes in operating assets and liabilities.  Non-cash operating expenses for the year ended December 31, 2009, included depreciation and amortization of $25.4 million, write-off of debt issuance costs related to senior secured term notes of $0.5 million, stock-based compensation of $40.7 million, provision for inventory reserve of $1.9 million, offset by deferred income taxes, net of $4.6 million, and tax benefit from stock-based awards of $1.5 million. Changes in operating assets and liabilities were primarily driven by increases in accounts receivables of $7.5 million, prepaid expenses and other assets of $1.1 millions, accounts payable and accrued liabilities of $20.1 million, contingent earn-out liability of $2.0 million, and deferred margin of $1.6 million, offset by a decrease in inventories of $17.9 million.

    Net cash used in investing activities was $128.0 million during the year ended December 31, 2009, of which we used $107.4 million in cash paid in connection with the IDT NSE and RMI acquisitions, $15.0 million for the loan to RMI, $0.4 million for the purchase of non-competition agreements in connection with the RMI acquisition, $15.5 million for the payment of Aeluros post-acquisition revenue milestone, $14.6 million for the purchase of short-term investments, $1.5 million of the purchase of long-term investment and $1.2 million to purchase property and equipment.  Cash used in investing activities was offset by $27.7 million of sales and maturities of short-term investments. We expect to make capital expenditures of approximately $6.8 million during fiscal 2010. These capital expenditures will be used primarily to support product development activities. We will use our cash and cash equivalents to fund these purchases.

    Net cash provided by financing activities was $40.6 million for the year ended December 31, 2009, primarily from proceeds from our credit facility totaling $48.0 million, proceeds from the issuance of common stock in connection with a registered shelf offering, net of issuance costs, of $29.7 million, proceeds of $17.2 million from the issuance of common stock under our stock compensation plans, and tax benefit from stock-based awards of $1.5 million. Cash was used for financing activities for repayment of the entire $48.0 million of outstanding debt under our credit facility, payment of debt issuance costs of $1.2 million, tax payments related to vested restricted stock awards and common stock of $4.3 million, and repayment of software license and other obligations of $2.3 million.

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

    Net cash used in investing activities was $14.3 million during the year ended December 31, 2008, of which we used $13.0 million for the purchase of short-term investments, and $1.4 million to purchase computer equipment and research and development design tools to support our growing operations

    Net cash provided by financing activities was $5.2 million for the year ended December 31, 2008, primarily from proceeds of stock option exercises of $7.9 million, and tax benefit from stock-based awards of $0.7 million. Cash provided by financing activities was offset by repayment of software license and other obligations of $3.4 million.

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

Capital Resources

    We believe that our existing cash balance of $44.3 million as of December 31, 2009 and our available senior secured revolving credit facility of $25 million will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our anticipated cash needs in the next twelve months include the potential payments of up to $15.9 million under the earn-out provisions of the RMI merger agreement to the holders of RMI common stock.  Of the estimated acquisition-related contingent consideration liability recorded as of December 31, 2009 of $11.7 million, approximately $0.4 million would be payable in cash and $11.3 million payable in stock.

    Although in recent years we have generated sufficient net cash from operations to meet our capital requirements, we will be substantially larger with greater operating cash needs as a result of the acquisitions of IDT NSE and RMI. Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. We may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to approximately $120 million of our securities from time to time during the next three years. However, additional funding could be constrained by the terms and covenants under our senior secured credit facility and may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us.

Contractual Obligations

    Our principal commitments as of December 31, 2009 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$4,519	$3,253	$952	$314	$-
Software license obligations	5,446	3,037	2,409	-	-
Wafer purchases	20,684	20,684	-	-	-
Acquisiton-related contingent consideration	11,687	11,687
Total	$42,336	$38,661	$3,361	$314	$-

    In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

    In addition, due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $44.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7. – Income Taxes or a discussion on Income Taxes.

Off-Balance Sheet Arrangements

    As of December 31, 2009, we had no off-balance sheet arrangements as defined in SEC regulations.

Indemnities, Commitments and Guarantees

    In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligations to indemnify our lessors under facility lease agreements, and obligations to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

    Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately, $15.4 million at December 31, 2009) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

 Significant Accounting Pronouncements

    In September 2009, the FASB issued Update No. 2009-13 or ASU 2009-13, which updates the guidance currently included under topic ASC 605-25, Multiple Element Arrangements. ASU 2009-13 relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

    Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

    Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on our consolidated results of operations or financial condition.

    Effective January 1, 2009, we adopted the FASB ASC 805, Business Combinations (“ASC 805”).  ASC 805 updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on our consolidated financial statements during the year ended December 31, 2009.  In fiscal 2009, we completed the IDT NSE and RMI acquisitions. Under the updated guidance we expensed the transaction costs associated with the IDT NSE and RMI acquisitions, while under the prior accounting standards such costs would have been capitalized.  In addition, we recognized the fair value of a contingent earn-out  liability in connection with the RMI acquisition of $9.7 million, and subsequently recognized an expense of $2.0 million related to the change in the estimated fair value of contingent earn-out  liability, while under the prior accounting standards the earn-out would not have been recognized as part of the consideration transferred until the contingency was resolved.  Further, we acquired in-process research and development of $46.5 million in connection with the RMI acquisition which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, the adoption of the updated guidance related to business combinations has had and likely will continue to have a material impact on our future consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investment securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2009, our investments consisted of money market funds. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

    Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. Our operating expenses are denominated primarily in U.S. Dollars, except for expenses incurred by our wholly owned subsidiaries which are denominated in the local currency. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NETLOGIC MICROSYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NetLogic Microsystems, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

    As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2009 the Company changed the manner in which it accounts for business combinations.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 24, 2010

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,278	$83,474
Short-term investments	-	13,067
Accounts receivables, net	25,137	8,382
Inventories	45,113	13,707
Deferred income taxes	13,157	3,217
Prepaid expenses and other current assets	8,638	1,937
Total current assets	136,323	123,784
Property and equipment, net	13,278	5,513
Goodwill	112,918	68,712
Intangible assets, net	223,345	39,538
Other assets	46,247	8,224
Total assets	$532,111	$245,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,937	$7,618
Accrued liabilities	34,205	25,920
Contingent earn-out liability	11,687	-
Deferred margin	2,667	1,638
Software licenses and other obligations, current	3,037	755
Total current liabilities	69,533	35,931
Software licenses and other obligations, long-term	2,409	464
Other liabilities	34,214	9,109
Total liabilities	106,156	45,504
Stockholders' equity
Preferred stock; 50,000 shares authorized at December 31, 2009 and 2008; none issued and outstanding at December 31, 2009 and 2008	-	-
Common stock; 200,000 shares authorized at December 31, 2009 and 2008; 28,742 and 21,908 shares issued and outstanding at December 31, 2009 and 2008	287	219
Additional paid-in capital	548,811	276,042
Accumulated other comprehensive loss	-	(13)
Accumulated deficit	(123,143)	(75,981)
Total stockholders' equity	425,955	200,267
Total liabilities and stockholders' equity	$532,111	$245,771

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year ended December 31,
	2009	2008	2007
Revenue	$174,689	$139,927	$109,033
Cost of revenue	99,251	61,616	44,732
Gross profit	75,438	78,311	64,301
Operating expenses:
Research and development	73,631	51,607	45,175
Selling, general and administrative	43,931	26,567	19,672
Change in contingent earn-out liability	2,008	-	-
Acquisition-related costs	5,412	-	-
In-process research and development	-	-	1,610
Total operating expenses	124,982	78,174	66,457
Income (loss) from operations	(49,544)	137	(2,156)
Interest income	992	1,595	4,431
Interest expense	(1,666)	(33)	-
Other income and expense, net	(4)	(59)	32
Income (loss) before income taxes	(50,222)	1,640	2,307
Benefit from income taxes	(3,060)	(1,937)	(288)
Net income (loss)	$(47,162)	$3,577	$2,595
Net income (loss) per share-basic	$(2.04)	$0.17	$0.13
Net income (loss) per share-diluted	$(2.04)	$0.16	$0.12
Shares used in calculation-basic	23,091	21,472	20,747
Shares used in calculation-diluted	23,091	22,314	21,938

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance at December 31, 2006	20,439	$204	$224,647	$(182)	$8	$(82,153)	$142,524
Issuance of stock under stock compensation plans	875	9	8,339		-	-	8,348
Amortization of deferred stock-based compensation	-	-	-	179	-	-	179
Reversal of deferred stock-based compensation due to terminations	-	-	(3)	3	-	-	-
Recording of stock-based compensation expense	-	-	15,793	-	-	-	15,793
Tax benefits of stock options	-	-	2,465	-	-	-	2,465
Currency translation adjustments	-	-	-	-	(16)	-	(16)
Net income	-	-	-	-	-	2,595	2,595
Total comprehensive income							2,579
Balance at December 31, 2007	21,314	213	251,241	-	(8)	(79,558)	171,888
Issuance of stock under stock compensation plans	594	6	7,879	-	-	-	7,885
Recording of stock-based compensation expense	-	-	16,354	-	-	-	16,354
Tax benefits of stock options	-	-	568	-	-	-	568
Currency translation adjustments	-	-	-	-	(45)	-	(45)
Unrealized gain (loss) on short-term investments	-	-	-	-	40	-	40
Net income	-	-	-	-	-	3,577	3,577
Total comprehensive income							3,572
Balance at December 31, 2008	21,908	219	276,042	-	(13)	(75,981)	200,267
Issuance of common stock in connection with the acquisition of RMI	4,960	50	188,477	-	-	-	188,527
Issuance of common stock in connection with stock offering, net of share issuance costs of $71	700	7	29,653	-	-	-	29,660
Issuance of stock under stock compensation plans	1,174	12	12,890	-	-	-	12,902
Recording of stock-based compensation expense	-	-	40,660	-	-	-	40,660
Tax benefits of stock options	-	-	1,089	-	-	-	1,089
Currency translation adjustments	-	-	-	-	-	-	-
Unrealized gain on short-term investments	-	-	-	-	13	-	13
Net loss	-	-	-	-	-	(47,162)	(47,162)
Total comprehensive income							(47,149)
Balance at December 31, 2009	28,742	$287	$548,811	$-	$-	$(123,143)	$425,955

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(47,162)	$3,577	$2,595
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,361	17,213	9,134
Loss on disposal of property and equipment	6	106	38
Write-off debt issuance costs related to secured term notes	524	-	-
Accretion of discount relating to debt securities	-	(13)	(709)
Stock-based compensation	40,755	16,492	16,046
Provision for (recovery of) doubtful accounts	4	49	(25)
Provision for inventory reserves	1,861	2,441	1,022
In-process research and development	-	-	1,610
Deferred income taxes, net	(4,601)	(3,893)	(1,688)
Excess tax benefit from stock-based awards	(1,506)	(717)	(2,465)
Net impact of deferred tax asset valuation allowance release and tax effect of intercompany license agreement	-	-	(504)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivables	(7,544)	6,571	(4,471)
Inventories	17,926	(1,448)	1,479
Prepaid expenses and other assets	(1,054)	646	(1,312)
Accounts payable	6,379	524	971
Accrued liabilities	13,755	(2,084)	1,947
Contingent earn-out liability	2,008	-	-
Deferred margin	1,567	1,321	263
Other long-term liabilities	(28)	1,071	976
Net cash provided by operating activities	48,251	41,856	24,907
Cash flows from investing activities:
Purchase of property and equipment	(1,237)	(1,438)	(2,220)
Purchase of short-term investments	(14,633)	(13,014)	(13,935)
Sales and maturities of short-term investments	27,700	-	53,771
Purchase of long term investment	(1,500)	-	-
Purchase of intangible assets	(400)	-	-
Loan to RMI	(15,000)	-	-
Cash received from (paid for) acquisitions	(107,448)	200	(70,245)
Cash paid for Aeluros earn out	(15,501)	-	-
Net cash used in investing activities	(128,019)	(14,252)	(32,629)
Cash flows from financing activities:
Proceeds from line of credit and term notes	48,000	-	-
Payment of principal of line of credit and term notes	(48,000)	-	-
Proceeds from issuance of common stock	17,183	8,774	9,843
Proceeds from issuance of common stock in connection with a stock offering	29,660	-	-
Payments of software license and other obligations	(2,338)	(3,376)	(3,139)
Payments of debt issuance costs	(1,158)	-	-
Tax payments related to vested awards	(4,281)	(889)	(1,495)
Excess tax benefit from stock-based awards	1,506	717	2,465
Net cash provided by financing activities	40,572	5,226	7,674
Effects of exchange rate on cash and cash equivalents	-	(45)	(15)
Net increase (decrease) in cash and cash eqivalents	(39,196)	32,785	(63)
Cash and cash equivalents at beginning of year	83,474	50,689	50,752
Cash and cash equivalents at end of year	$44,278	$83,474	$50,689
Supplemental disclosures of cash flow information:
Cash paid for interest	$916	$19	$-
Cash paid for income taxes	$391	$562	$4,665
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and software licenses obligations	$7,189	$2,350	$1,697
Accrual for Aeluros earn-out payment	$-	$15,501	$-
Issuance of common stock in connection with the acquisition of RMI	$188,527	$-	$-
Issuance of common stock to RMI employees	$9,285	$-	$-
Initial contingent earn-out liability	$9,679	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

    Netlogic Microsystems, Inc. is a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance and functionality of advanced 3G/4G mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  The Company’s market-leading product portfolio includes high-performance multi-core processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers.

Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

    The Company derives its revenue primarily from its sales of semiconductor products. The Company recognizes revenue when all of the following criteria have been met: (i) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred, (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and (iv) collection is probable. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customer.

    Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company recognizes revenue at the time of shipment to OEM customers their contract manufacturers and the Company’s international sales representatives. Revenue consists primarily of sales of the Company’s products to OEMs, its contract manufacturers or its distributors. Initial sales of the Company’s products for a new design are usually made directly to OEMs as it designs and develops its product. Once the design enters production, the Company often outsources its manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors.

    Product revenue and costs relating to sales made through distributors with rights of return and price credits are deferred until the distributors sell the product to end customers because the selling price is not fixed and determinable and the Company is not able to estimate future returns. Revenue recognition depends on notification from the distributor that product has been sold to an end customers.  On each reporting date the Company records a reduction in accounts receivables and deferred revenue based on the Company's estimate of the margin to be ultimately recognized upon sale of the product to an end customer.

    The Company has entered into a purchase agreement with Wintec who has become the primary purchaser of its products on a consignment basis for resale to Cisco and its contract manufacturers. The Company recognizes revenue when Wintec ships its product to Cisco or its contract manufacturers.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Warranty

    The Company provides a limited warranty on its products for a period ranging from one to five years from the date of sale. The Company provides for the estimated future costs of repair or replacement upon shipment of the product. The warranty accrual is estimated based on historical claims compared to actual revenue and assumes that the Company has to replace products subject to a claim.

Cash, cash equivalents, short-term investments, and long-term investments

    The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. These investments consist of money-market funds, which are readily convertible to cash and are stated at cost, which approximates market value. The Company deposits cash and cash equivalents with high credit quality financial institutions.

    Short-term investments as of December 31, 2008 consisted of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale and carried at fair value. The cost of securities sold is based on the specific identification method.  Investments are monitored for impairment periodically and reductions in carrying value are recorded when the declines are determined to be other-than-temporary.

    From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in “Other assets” on the accompanying Consolidated Balance Sheets and are accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective investee’s operating and financial policies. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary.

    As of December 31, 2009, Other Assets included $1.5 million of an equity holding in a non-publicly traded company that was recorded using the cost method.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Risks and uncertainties and concentration of credit risk

    While the Company has achieved profitability in recent years, it has reported a net loss for 2009 and has a history of net losses prior to 2005. The Company's ability to remain profitable is dependent, among other factors, upon the rate of growth of the target markets, continued customer acceptance of its products, continued end-user acceptance of its customer’s products, the strategic position of its products related to current or future competitors, its ability to develop new products that fulfill customer’s specifications, its ability to lower cost of goods sold through yield improvements and its ability to manage expenses. If the Company is unable to achieve profitability, it could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to the Company or at all.

    The Company depends on a few key customers for a substantial majority of it sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2009, 2008, and 2007, the Company’s top five customers in terms of revenue accounted for approximately 68%, 68%, and 79% of total product revenue, respectively. Because of the substantial market share owned by its top five customers, the Company’s revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use the Company's products. The Company’s revenue would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from its customers, particularly for the top five customers, would harm the Company’s financial performance. Because the Company’s sales are based upon standard purchase orders and not on long-term contracts, it cannot assure you that its customers will continue to purchase its products at current levels, or at all.

    The Company purchases all of its semiconductor products from third party foundries. Because future foundry capacity may be limited and because the Company does not have long-term supply agreements with its foundries, it may not be able to secure adequate manufacturing capacity to satisfy the demand for its products. Although the Company presently utilizes multiple foundries for wafers, it relies primarily on one foundry for current generation products. The Company provides the foundries with monthly rolling forecasts of its production requirements. The ability of each foundry to provide wafers to the Company could become limited in the future, by the foundry’s available capacity. Moreover, the price of the Company’s wafers may fluctuate based on changes in available industry capacity. Because the Company does not have long-term supply contracts with any of its foundries, they could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to them on short notice or increase the prices they charge them. Accordingly, the Company cannot be certain that its foundries will allocate sufficient capacity to satisfy its requirements. If the Company is not able to obtain foundry capacity as required, its relationships with present and future customers would be harmed and its revenue, gross margin and operating results would be materially impacted.

    Financial instruments that potentially subject the Company to a concentration of credit risk as of December 31, 2009 consist of cash and accounts receivables. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. To date the Company has not experienced any losses on its deposits of cash, cash equivalents, and short-term investments. The Company’s accounts receivables are derived from revenue earned from customers primarily located in North America and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, does not require collateral.  In general, such allowances are established for accounts aged over 90 days from the invoice date, unless specific circumstances indicate that the balance is collectible.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

The following table summarizes revenue from bill-to customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	December 31,
	2009	2008	2007
Wintec Industries Inc	33%	35%	17%
Celestica Corporation	*	12%	*
Solectron Corporation	*	*	28%
Sanmina Corporation	14%	*	11%

*	Less than 10% of net revenue

    The following table summarizes customers comprising 10% or more of the Company’s gross account receivable for the periods indicated:

	December 31,
	2009	2008
Wintec Industries Inc ( Supplier to Cisco Systems, Inc.)	26%	48%
Huawei	14%	*
Flextronics	12%	*
Celestica Corporation	*	15%
Sanmina Corporation	*	12%
Jabil Circuit Incorporated	*	11%

*	Less than 10% of gross accounts receivable

Inventory Valuation and Adverse Purchase Commitments

    The Company values its inventories at the lower of cost or market. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. These estimates are generally based on a 12-month forecast prepared by management. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. The carrying value of inventory and the determination of possible adverse purchase commitments are dependent on the Company's estimate of the yield that will be achieved, or the percent of good products identified when the product is tested.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Long-lived Assets and Intangible Assets

    The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows, which includes revenue, is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Goodwill

    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. The Company evaluates goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company performs the goodwill impairment test for each reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. The Company performs its goodwill impairment assessment at the Company level, which is the sole reporting unit. The Company performed its annual goodwill impairment test in the fourth quarter and concluded there was no impairment charge relating to goodwill during the years ended December 31, 2009, 2008, and 2007.

Fair value of financial instruments

    Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and software license and other obligations approximate fair value due to the short maturities and interest rates currently available to the Company.

Foreign currency

    The functional currency for all of the Company’s foreign subsidiaries is the United States dollar. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Revenue and expenses are re-measured at average exchange rates in effect during the period, except for those revenue and expenses related to the nonmonetary assets and liabilities, which are measured at historical exchange rates. The gains or losses from foreign currency re-measurement are included in other income and expense, net. Such gains or losses were not material for the years ended December 31, 2009 and 2008.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Segment Reporting

    ASC 280, Segment Reporting, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by the Company’s chief executive officer, or CEO, who is the chief operating decision maker in evaluating its financial performance and resource allocation. Based on the criteria stated in ASC 280 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

Income taxes

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

    In the first quarter of fiscal 2007, the Company adopted ASC 740-10 Income Taxes.  As a result the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the accounting guidance. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Computation of net income (loss) per share

    The Company has computed net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

    The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands):

	Year ended December 31,
	2009	2008	2007
Numerator:
Net income (loss): basic and diluted	$(47,162)	$3,577	$2,595
Denominator:
Add: common shares outstanding	23,091	21,506	20,781
Less: unvested common shares subject to repurchase	-	(34)	(34)
Total shares: basic	23,091	21,472	20,747
Add: impact of stock options and warrants outstanding	-	808	1,157
Add: shares subject to repurchase	-	34	34
Total shares: diluted	23,091	22,314	21,938
Net income (loss) per share - basic	$(2.04)	$0.17	$0.13
Net income (loss) per share - diluted	$(2.04)	$0.16	$0.12

    The following numbers of shares underlying outstanding common stock options were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2009	2008	2007
Stock options	2,128	2,239	1,665

Advertising costs

    Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2009, 2008 and 2007.

Research and development

    Research and development costs are expensed as incurred.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Stock-based compensation

    The Company estimates the fair value of stock options using the Black-Scholes Model. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using both the historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, the Company’s results of operations.

    Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $40.8 million, $16.5 million and $16.0 million, respectively and related to employee stock grants.

    ASC 718 requires companies to estimate the fair value of option and ESPP awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of ASC 718 in January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method. Under the intrinsic value method, no stock-based compensation expense for options had been recognized in the Company’s Consolidated Statement of Operations if the exercise price of its stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

    Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and  2007 included (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of ASC 718 prior to its revision, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. The Company attributes the value of stock-based compensation to expense on a straight-line method for the awards granted subsequent to December 31, 2005, while the accelerated method is used for awards granted on or prior to December 31, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Recent accounting pronouncements

    In September 2009, the FASB issued Update No. 2009-13 or ASU 2009-13, which updates the guidance currently included under topic ASC 605-25, Multiple Element Arrangements. ASU 2009-13 relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

    Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this Form 10-K have been updated for the Codification.

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

     Effective January 1, 2009, the Company adopted the FASB ASC 805, Business Combinations (“ASC 805”).  ASC 805 updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on the Company’s consolidated financial statements during the year ended December 31, 2009.  In fiscal 2009, the Company completed the IDT NSE and RMI acquisitions. Under the updated guidance the Company expensed the transaction costs associated with the IDT NSE and RMI acquisitions, while under the prior accounting standards such costs would have been capitalized.  In addtion, the Company recognized the fair value of a contingent earn-out  liability in connection with the RMI acqusition of $9.7 million, and subequently recognized an expense of $2.0 million related to the change in the estimated fair value of contingent earn-out  liability, while under the prior accounting standards the earn-out would not have been recognized as part of the consideration transferred until the contingency was resolved.  Further, the Company acquired in-process research and development of $46.5 million in connection with the RMI acuqisition which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, the adoption of the updated guidance related to business combinations has had and likely will continue to have a material impact on our future consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 2—Business Combinations and Asset Purchase

Business Combinations:

Fiscal 2009:

RMI Corporation

    On October 30, 2009, the Company completed the acquisition of RMI Corporation (RMI), a provider of high-performance and low-power multi-core, multi-threaded processors. Pursuant to the Agreement and Plan of Merger Reorganization by and among NetLogic Microsystems, Inc., Roadster Merger Corporation, RMI and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI, and the Company delivered merger consideration of approximately 5.0 million shares of the Company’s common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of merger consideration common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. The closing price of a share of the Company’s common stock on October 30, 2009 was $38.01.

    The Company may be required to issue up to an additional 1.6 million shares of common stock and pay up to an additional $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

Fair Value of Consideration Transferred

Issuance of Netlogic common stock to RMI preferred shareholders	$188,527
Payments to RMI common shareholders in cash	12,582
Acquisition-related contingent consideration	9,679
Other adjustments	(837)
Total	$209,951

    In accordance with ASC 805 Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the revenue target. Any change in the fair value of the acquisition-related contingent consideration subsequent to the merger date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue expected to be achieved and changes in their stock price, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate assumes probability-weighted revenues are achieved over the earn-out period. Actual achievement of revenues at or below 75% of the revenue range for this assumed earn-out period would reduce the liability to zero. If actual achievement of revenues is at or above 100% of the revenue target, the RMI stockholders will receive the maximum consideration of 1.6 million shares and $15.9 million in cash. If the amount of revenue recognized is greater than 75% but less than 100% of the revenue target, the RMI stockholders will receive an earn-out consideration that increases as the percentage gets closer to 100%. A change in the fair value of the acquisition-related contingent consideration could have a material impact on the Company’s statement of operations and financial position in the period of the change in estimate.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    The estimated initial earn-out liability was based on the Company’s probability assessment of RMI’s revenue achievements during the earn-out period. In developing these estimates, the Company considered the revenue projections of RMI management, RMI’s historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820 Fair Value Measurements and Disclosures. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company assumed a probability-weighted revenue achievement of approximately 80% of target. The Company determined that the resulting earn-out consideration would be 244,000 shares of its common stock and cash payment of approximately $0.4 million. The Company then applied its closing stock price of $38.01 as of October 30, 2009 to the 244,000 shares and added $0.4 million to arrive at an initial earn-out liability of $9.7 million.

    As retention incentive awards, under the definitive agreement the Company (i) issued 244,268 fully vested shares of its common stock to specified former RMI employees at the closing date for services through the consummation of the merger, (ii) granted restricted stock units representing the rights to acquire a total of  286,873 shares of common stock  to employees of RMI that will  vest over the first 12 months of post-closing employment with us, and (iii) granted restricted stock units representing the rights to acquire a total of 949,208 shares of  common stock  and stock options for the purchase of a total of 682,523 shares of common stock options to former employees of RMI, subject to vesting and other standard terms determined. The Company did not assume any outstanding stock options or warrants to purchase capital stock of RMI in the merger. The Company recorded the estimated stock-based compensation expense of approximately $9.3 million relating to the 244,268 fully vested shares of common stock in the fourth quarter of 2009.

Preliminary Allocation of Consideration Transferred

    The acquisition was accounted for as a business combination under ASC 805 Business Combinations. The estimated total preliminary purchase price of $210.0 million was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Net tangible assets	$49,829
Amortizable intangible assets:
Existing and core technology	71,800
Customer contracts and related relationships	13,800
Composite intangible assets	2,700
Tradenames and trademarks	2,200
Backlog	200
Indefinite-lived intangible asset:
In-process research and development	46,500
Goodwill	22,922
Total	$209,951

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    As of the effective date of the merger, inventories are required to be measured at fair value. The preliminary fair value of inventory of $37.7 million was based on assumptions applied to the RMI acquired inventory balance. In estimating the fair value of finished goods and work-in-progress inventory, the Company made assumptions about the selling prices and selling cost associated with the inventory. The Company assumed that estimated selling prices would yield gross margins consistent with actual margins earned by RMI during the first half of 2009. The Company assumed that selling cost as a percentage of revenue would be consistent with actual rates experienced by RMI during the first half of 2009.

    Existing and core technology consisted of products which have reached technological feasibility and relate to the multi-core, multi-threaded processing products (XLR and XLS) and the ultra low-power processing products (Au 1xxx). The value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company is amortizing the existing and core technology on a straight-line basis over estimated lives of 4 to 7 years.

    Customer relationships relate to the Company’s ability to sell existing and future versions of products to existing RMI customers. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 10 years.

    Composite intangible assets relate to matured legacy products. The fair value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company is amortizing the composite intangible assets on a straight-line basis over an estimated life of 2 years.

    Tradename and trademarks represents various RMI brands, registered product names and marks. The fair value of tradename and trademarks was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset. The Company is amortizing the asset on a straight-line basis over an estimated life of 3 years.

    The backlog fair value relates to the estimated selling cost to generate backlog at October 30, 2009. The fair value of backlog at closing is being amortized over an estimated life of 6 months.

    In-process research and development, or IPRD, consisted of the in-process project to complete development of the XLP product. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. Development of the XLP technology is currently estimated to be approximately 75% complete and expected to be completed in the fourth quarter of 2010. Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur in 2011. The estimated incremental cost to complete the XLP technology is approximately $5.6 million.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    Deferred tax asset and liability associated with the estimated fair value adjustments of assets acquired and liabilities assumed was recorded using the estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments occurred.

    Of the total estimated purchase price paid at the time of acquisition, approximately $22.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skillsets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

    In connection with the acquisition of RMI, the Company entered into non-competition agreements with certain employees of RMI with a value of approximately $0.4 million.  These non-competition agreements were negotiated as part of the acquisition, and as such, the fair value of these agreements is accounted for as a transaction separate from the business combination.  Non-competition agreements are valued by determining the difference in net future cash flows with and without the covenant not to compete.  The Company is amortizing the assets on a straight-line basis over an estimated life of 2.5 years.

    Prior to the close of the acquisition, RMI initiated a restructuring plan where the employment of some RMI employees were terminated upon the close of the merger.  The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was in contemplation of the merger. Therefore, the full severance cost of $0.9 million was recognized by the Company as an expense on the acquisition date.  The severance costs were comprised of $0.4 million, which was paid by RMI to the terminated employees prior to the close, and $0.5 million which was paid after the merger by the Company.

Integrated Device Technology, Inc., Network Search Engine Business

    On July 17, 2009, the Company purchased intellectual property and other assets relating to the network search engine business of IDT, which is referred to as the “IDT NSE Acquisition”, for $98.2 million in cash, net of a price adjustment based on a determination of the actual amount of inventory received, pursuant to an Asset Purchase Agreement dated April 30, 2009. The Company acquired the IDT NSE Assets to further expand its existing portfolio of knowledge-based processors and, NETLite processors and network search engines, and to further strengthen the relationships with its customer base.

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

    As of the effective date of the acquisition, inventories are required to be measured at fair value. The fair value of inventory of $13.3 million was based on assumptions applied to the IDT NSE inventory acquired. In estimating the fair value of inventory, the Company made assumptions about projected selling prices and the remaining selling and manufacturing efforts associated with the inventory.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    In conjunction with the IDT NSE Acquisition, the Company entered into a supply agreement with IDT. The supply agreement allows the Company to source certain finished products from IDT generally at its cost for a contracted period of time. IDT's pricing to the Company was considered to be below market price in most cases.  Accordingly, the Company recorded an asset upon the signing of the agreement representing the difference between IDT prices and estimated market prices for those products based on quantities they currently estimate they will purchase under the supply agreement.  The Company will amortize the asset associated with the supply agreement and increase its inventory carrying value as products are purchased under the supply agreement.

    Composite intangible assets consist of products which have reached technological feasibility and include search accelerator, network search engine and route accelerator product families. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Composite intangible assets consisted of acquired IDT existing technology and customer relationships. Because no future products were planned in the business acquired, and market participants would continue to sell products solely under existing relationships until the products are obsolete, both components of the asset are deemed to have the same useful lives and are treated as a composite asset. There are six composite assets, each represented by a product line with its own fair value supported by an underlying cashflow projection. Their respective useful lives of two to nine years are based on the period of remaining significant cashflow streams by product. The Company is amortizing these composite intangible assets on a straight-line basis over the respective estimated lives. Amortization of composite intangible assets has been included in cost of revenue.

    Of the total estimated purchase price paid at the time of acquisition, approximately $21.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and which is deductible for tax purposes in tax jurisdictions which the Company pays taxes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were expected benefits from economies of scale by combining the IDT NSE assets with the Company’s business. In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an impairment charge during the fiscal quarter in which the determination is made.

    The amount of revenue included in the Company’s condensed consolidated statement of operations from the IDT NSE and RMI acquisition dates to December 31, 2009 was approximately $30.7 million.

Pro Forma Data for IDT NSE and RMI Acquisitions

    The following table presents the unaudited pro forma results of the Company as though the IDT NSE and RMI acquisitions described above occurred at the beginning of the periods indicated. The data below includes the historical results of the Company and each of these acquisitions on a standalone basis through its respective closing date of acquisitions.  Such historical results included acquisition-related costs totaling $2.0 million recorded by RMI in 2009, as well as restructuring and impairment charges totaling $3.1 million during the fiscal year ended March 29, 2009 and $2.4 million during the six months ended June 28, 2009 recorded by IDT prior to the Company's acquisition of the NSE business.  Adjustments have been made for the estimated fair value adjustment related to acquired inventory, amortization of intangible assets, and the related income tax impact of the pro forma adjustments. No adjustments were made to interest and related expenses associated with debt financing of these acquisitions or the change in contingent earn-out liability recorded by the Company in 2009.  The pro forma information presented does not purport to be indicative of the results that would have been achieved had both acquisitions been made as of those dates nor of the results which may occur in the future.

	Year ended December 31,
	2009	2008
	(in thousands)
Revenue	$257,990	$282,464
Net loss	(111,391)	(81,278)
Net loss per share - basic and diluted	(4.06)	(3.05)

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Fiscal 2007:

Aeluros, Inc.

    In October 2007, the Company acquired all outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products (“PLPs”). The PLP family extended the Company’s product offerings to the physical layer, or Layer 1, of the Open Systems Interconnection (“OSI”) reference model, which is a layered abstract description for communications and computer network protocol design developed as part of the Open Systems Interconnection initiative. The physical layer provides the physical and electrical means for transmitting data between different nodes on a network. At the closing date, the Company paid $57.1 million in cash. During the fourth quarter of fiscal 2008, the Company became obligated to pay an additional $15.5 million in cash to the former Aeluros stockholders due to our attainment of post-acquisition revenue milestones, subject to certain adjustments as provided in the Aeluros acquisition agreement. The results of operations relating to Aeluros have been included in the Company’s results of operations since the acquisition date.

    The purchase price of Aeluros, including the additional $15.5 million earn-out based on the attainment of post-acquisition revenue milestones, was determined as follows (in thousands):

Cash	$71,903
Direct transaction costs	697
Total purchase price	$72,600

    Under the purchase method of accounting, the total purchase price (including the additional purchase price allocation adjustments recorded during the year ended December 31, 2008) was allocated to net tangible and intangible assets acquired based on their estimated fair values as follows (in thousands):

Net tangible assets	$5,181
Developed technology	27,680
Patents and core technology	5,590
Customer relationships	6,900
Backlog	970
In-process research and development	1,610
Goodwill	31,645
Deferred tax asset	10,076
Deferred tax liabilities	(17,052)
Total purchase price	$72,600

    Developed technology consisted of products which have reached technological feasibility and shipped in volume to customers. The value of the developed technology was determined by discounting estimated net future cash flows of the products. The Company is amortizing the existing technology for the chip technology on a straight-line basis over estimated lives of four to five years.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    Patents and core technology represent a combination of processes, patents and trade secrets developed though years of experience in design and development of the products. The value of the patents and core technology was determined by estimating a benefit from owning the intangible asset rather than paying a royalty to a third party for the use of the asset. The Company are amortizing the core technology on a straight-line basis over an estimated life of five years.

    Customer relationships relate to the Company’s ability to sell existing, in process and future versions of its products to the existing customers of Aeluros. The value of the customer relationships was determined by discounting estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships on a straight-line basis over an estimated life of five years.

    The backlog intangible asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. The Company estimated these orders to be delivered and billed within three months, over which the asset was amortized.  As of December 31, 2007, the orders had been delivered and billed and the backlog intangible asset had been fully amortized.

    Of the total estimated purchase price, approximately $1.6 million has been allocated to IPRD based upon management’s estimate of the fair values of assets acquired and was charged to expense in the three months ended December 31, 2007. Projects that qualify as IPRD represent those that have not reached technological feasibility and which have no alternative use and therefore were written-off immediately.

    The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rate of 24% used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. At the time of the acquisition, the Company estimated that the aggregate costs to complete the projects would be $0.3 million. The projects were completed during the year ended December 31, 2008.

    Of the total estimated purchase price paid, including the $15.5 million due to the attainment of post-acquisition revenue milestones, approximately $31.6 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers. The Company expects these experienced engineers to provide the capability of developing and integrating advanced interface technology into its next generation products.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

TCAM2 Assets Purchase

    In August 2007, the Company purchased the TCAM2 and TCAM2-CR network search engine products (collectively, the “TCAM2 Products”) and certain related assets from Cypress for a total cash purchase price of approximately $14.6 million, which was determined as follows (in thousands):

Cash	$14,448
Direct transaction costs	188
Total purchase price	$14,636

    The acquisition was accounted for as an asset purchase transaction and the total purchase price was allocated to the TCAM2 Products’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on the Company's management estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Inventory	$3,090
Backlog	300
Composite intangible asset	11,246
Total	$14,636

    The composite intangible asset consisted of the existing technology related to the TCAM2 Products and a customer relationship with Cisco, who is the sole customer for the TCAM2 Products. On the acquisition date, there was no active research and development in process on the TCAM2 Products and therefore, no IPRD was identified. The value assigned to the composite intangible asset was based upon future discounted cash flows related to the TCAM2 Products’ projected income streams. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The Company is amortizing the composite intangible asset on a straight-line basis over an estimated life of four years.

    The backlog intangible asset represented the value of the sales and marketing costs required to establish the order backlog and was valued using the discounted cash flow method. The Company estimated those orders would be delivered and billed within four months from the acquisition date, which is the period over which the asset was amortized. As of December 31, 2007, the orders had been delivered and billed and the backlog intangible asset had been fully amortized.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 3—Goodwill and Other Intangible Assets

    The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Beginning balance	$68,712	$55,422
Aeluros acquisition earn-out	-	15,501
IDT NSE acquisition	21,253	-
RMI Corp acquisition	22,922	-
Other adjustments	31	(2,211)
Ending balance	$112,918	$68,712

    The following table summarizes the components of other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Developed technology	$36,880	$(19,821)	$17,059	$34,180	$(11,668)	$22,512
Composite intangible asset	74,046	(10,560)	63,486	11,246	(3,749)	7,497
Patents and core technology	77,390	(5,159)	72,231	5,590	(1,325)	4,265
Customer relationships	20,700	(3,246)	17,454	6,900	(1,636)	5,264
Tradenames and trademarks	2,200	(122)	2,078	-	-	-
Non-competition agreements	400	(27)	373	-	-	-
Intellectual property licenses	3,472	(88)	3,384	-	-	-
Other intangible assets	256	(103)	153	-	-	-
Supply agreement	872	(245)	627	-	-	-
In-process research and development	46,500	-	46,500	-	-	-
Total	$262,716	$(39,371)	$223,345	$57,916	$(18,378)	$39,538

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the years ended December 31, 2009, 2008 and 2007 (thousands):
	December 31,
	2009	2008	2007
Cost of revenue	$18,865	$11,919	$4,955
Operating expenses:
Selling, general and administrative	1,759	1,380	256

    As of December 31, 2009, the estimated future amortization expense of intangible assets in the table above is as follows, excluding in-process research and development intangible asset (in thousands):

Fiscal Year Ending	Estimated Amortization
2010	$42,960
2011	38,835
2012	30,715
2013	24,273
2014	11,330
Thereafter	28,732
Total	$176,845

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2009	2008
	(in thousands)
Accounts receivables:
Trade accounts receivables	$25,396	$8,450
Less: Allowance for doubtful accounts and customer returns	(259)	(68)
	$25,137	$8,382
Inventories:
Finished goods	$18,147	$8,170
Work-in-progress	26,966	5,537
	$45,113	$13,707
Property and equipment, net:
Machinery and equipment	$9,352	$6,097
Software	19,779	11,249
Furniture and fixtures	393	270
Leasehold improvements	292	199
	29,816	17,815
Less: Accumulated depreciation and amortization	(16,538)	(12,302)
	$13,278	$5,513
Other assets:
Deferred tax assets, noncurrent	$44,014	$8,047
Long-term investments	1,500	-
Other assets	733	177
	$46,247	$8,224

            Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $3.9 million, and $3.8 million, respectively.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    The following table summarizes the activity related to accrued liabilities during the years ended December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Accrued Liabilities:
Accrued payroll and related expenses	$11,335	$4,784
Accrued inventory purchases	10,148	729
Accrued warranty	1,534	1,445
Accrual for Aeluros earn-out based on post-acquisition revenue milestone (refer to Note 2, Business Combinations and Asset Purchase)	-	15,501
Other accrued expenses	11,188	3,461
	$34,205	$25,920

    The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Warranty accrual:
Beginning balance	$1,445	$1,512
Provision for warranty	294	946
Settlements made during the period	(205)	(1,013)
Ending balance	$1,534	$1,445

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 5—COMMON STOCK:

    The Company’s restated certificate of incorporation authorizes it to issue 200,000,000 shares of $0.01 par value Common Stock. A portion of the shares sold are subject to a right of repurchase by the Company subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2009 there were no shares subject to such a right to repurchase.

Warrants for common stock

    At December 31, 2009, there were no outstanding warrants.

Stockholder rights plan

    The Company adopted a stockholder rights plan that generally entitles its stockholders to rights to acquire additional shares of the common stock when a third party acquires 15.0% of the Company's common stock or commences or announces its intent to commence a tender offer for at least 15.0% of the common stock, other than for certain stockholders that were stockholders prior to the Company's initial public offering as to whom this threshold is 20.0%. This plan could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in its stockholders receiving a premium over the market price for their shares of common stock.

Significant Equity Transactions

    In December 2009, the Company entered into a Purchase Agreement with an asset management firm, providing for the sale and issuance of a total of 700,400 shares of its common stock. Pursuant to the Purchase Agreement, the asset management firm agreed on behalf of a group of customers for which it acted as investment manager to purchase, and the Company agreed to sell and issue, the shares at a purchase price per share of $42.25 according to the allocation specified in the Purchase Agreement.  The sale closed on December 23, 2009, and the Company received net proceeds of $29.7 million, after deducting offering expenses of approximately $0.1 million.

    In connection with the acquisition of RMI, the Company delivered merger consideration of approximately 5.0 million shares of it common stock to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of the Company’s common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. The closing price of a share of the Company’s common stock on October 30, 2009 was $38.01. The Company may be required to issue up to an additional 1.6 million shares of its common stock (plus cash, refer to Note 2 Business Combinations and Asset Purchase) to the former holders of RMI capital stock as earn-out consideration based upon achievement of specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.  Additionally, in connection with the merger, and pursuant to NASDAQ Listing Rule 5635(a), the Company granted from its total authorized shares, and not pursuant to a pre-existing stock plan, restricted stock units representing the right to acquire a total of 1,236,081 shares of common stock and stock options for the purchase of a total of 682,523 shares of common stock options to those employees of RMI who continued as employees of the Company or one of its subsidiaries.

Registration Statements

    The Company has an effective shelf registration statement on SEC Form S-3 that will not expire until 2012. This registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, shares of preferred stock  or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $120 million. To date no securities have been issued pursuant to this registration statement.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 6—STOCK OPTION PLANS:

    The Company’s 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the “Plans”) provide for the granting of stock options to employees, directors and consultants. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the Company’s employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to our employees, non-employee directors and consultants. The Company no longer grants options under the 2000 Stock Plan. A total of 6,273,191 shares of common stock have been reserved for awards issuable under the 2004 Equity Incentive Plan, which further provides for an annual increase of 150,000 shares on each January 1. At December 31, 2009, 466,098 shares were available for grant.

    Options under the Plans may be granted for periods of up to ten years. Under the Plans, the exercise price of (i) an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The exercise price of an NSO under the 2004 Plan may be any price as determined by the board of directors. Options granted under the 2000 Stock Plan were exercisable immediately subject to repurchase options held by the Company which lapse over a maximum period of five years at such times and under such conditions as determined by the board of directors.

    The 2004 Plan also allows for the grant of restricted common stock. During 2007 and 2006, the Board of Directors granted 475,000 and 217,000 shares of restricted common stock to certain employees. No shares of restricted common stock were granted in 2009 and 2008. The Company measured compensation expense for restricted stock granted during the year ended December 31, 2007 based on the fair value of the common stock on the date of grant. The Company recognizes such compensation expense over the vesting period of 2 to 4 years.

    In conjunction with the Aeluros acquisition in October 2007, the Company assumed Aeluros’ 2001 Stock Option/Stock Issuance Plan (the “Aeluros Plan”), and reserved 104,000 shares of common stock under the Aeluros Plan for issuance upon exercise of assumed outstanding options. The related options are included in the table below. The options vest over four to five years and have eight to ten year terms. The Company no longer grants options under the Aeluros Plan.

    In January 2008 the Company adopted the 2008 New Employee Inducement Incentive Plan (the “2008 Plan”) and reserved 250,000 shares of common stock under the 2008 Plan for the granting of non-statutory stock options and restricted units to retain the services of new employees and directors, or following a bona fide period of non-employment, as an inducement material to the individual’s entering employment with the Company within the meaning of Rule 5635(c)(4) (formerly Rule 4350(i)(l)(A)(iv)) of the Nasdaq Marketplace Rules. In July 2009, the Company increased the reserve of shares issuable under the 2008 Plan by 250,000 shares. At December 31, 2009, 192,799 shares were available for grant.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    A summary of all options activity under the Plans is presented below (number of shares in thousands):

	Options Outstanding
	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2006	3,804	$17.70
Options granted and acquisition-related assumed options	1,951	27.83
Options exercised	(762)	11.94
Options forfeited or expired	(351)	24.37
Balance at December 31, 2007	4,642	22.40
Options granted	417	28.64
Options exercised	(497)	14.64
Options forfeited or expired	(389)	28.37
Balance at December 31, 2008	4,173	23.38
Options granted	311	24.92
Options granted - RMI	683	38.32
Options exercised	(782)	19.84
Options forfeited or expired	(49)	29.53
Balance at December 31, 2009	4,336	$26.42

    The following table summarizes information about options granted and outstanding under the Plans at December 31, 2009 (number of shares in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Exercise Price	Aggregate Instrinsic Value
$0.80-$13.00	617	4.49	$8.96	$23,015	605	$9.08	$22,494
$13.26-$21.41	571	6.22	$19.76	15,129	495	$19.72	13,137
$21.42-$23.94	646	7.75	$23.00	15,027	293	$23.59	6,642
$24.45-$29.49	546	7.28	$27.40	10,300	293	$27.10	5,614
$29.60-$31.46	658	7.62	$30.74	10,214	265	$30.72	4,118
$31.50-$37.82	554	7.04	$34.46	6,537	431	$34.53	5,056
$38.32-$38.32	683	9.84	$38.32	5,423	-	$-	-
$39.33-$40.96	61	9.11	$39.54	409	32	$39.56	214
$0.80-$40.96	4,336	7.27	$26.41	$86,054	2,414	$22.53	$57,276

    The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $46.26 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their in the money options as of that date. The weighted average remaining contractual term of options exercisable at December 31, 2009 was approximately 7.27 years.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    As of December 31, 2009, there was approximately $24.9 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.9 years.

    The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Total intrinsic value of options exercised	$15,560	$9,023	$13,209

    The Company’s non-vested stock awards consists of restricted stock awards, restricted stock units, and performance-based restricted stock units.  A summary of non-vested stock awards activity during the year ended December 31, 2009 is presented below (number of shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Non-vested stock awards at December 31, 2006	192	$35.38
Granted	475	31.51
Vested	(159)	33.96
Forfeited	(11)	33.60
Non-vested stock awards at December 31, 2007	497	34.21
Granted	585	26.94
Vested	(139)	24.19
Forfeited	(115)	28.19
Non-vested stock awards at December 31, 2008	828	27.66
Granted	749	35.88
Granted - RMI	1,236	40.07
Vested	(229)	30.82
Forfeited	(34)	33.04
Nonvested stock awards at December 31, 2009	2,550	$35.73

    The fair value of the Company’s non-vested stock awards is calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2009, there was $61.7 million of total unrecognized compensation cost related to nonvested stock awards granted, which is expected to be recognized over a weighted average period 2.2 years. The total fair value of stock awards that vested during the years ended December 31, 2009, 2008, and 2007, was $7.1 million, $3.4 million, and $2.4 million, respectively.

    Performance-Based Restricted Stock Units. During the fourth quarter of 2007, in connection with the Aeluros acquisition the Company entered into performance-based restricted stock unit award agreements with certain former Aeluros employees. During the year ended December 31, 2008, the Company modified the vesting conditions of 15,500 shares of performance-based restricted stock units and reversed $199,000 of stock-based compensation that had been recognized previously.

2004 Employee Stock Purchase Plan

    In July 2004, the Company adopted the 2004 employee stock purchase plan, or ESPP, which complies with the requirements of Section 423 of the Internal Revenue Code. The shares reserved under the 2004 ESPP are subject to an automatic increase on January 1 of each year equal to the lesser of 75,000 shares or 0.5% of the outstanding shares of the Company’s common stock at the end of the preceding fiscal year. The 2004 ESPP permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. At the Company’s 2006 Annual Meeting of Stockholders held on May 18, 2006, its stockholders approved the reduction in the number of shares reserved under the 2004 ESPP by 700,000 shares, and the transfer of those reserved shares to their 2004 Equity Incentive Plan. During the year ended December 31, 2009, 2008 and 2007, approximately 66,000 shares, 53,000 shares, 44,000 shares, respectively, were issued under the Purchase Plan, and approximately 161,000 shares remain available for future issuance at December 31, 2009. The 2004 ESPP terminates in May 2014.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

Stock-Based Compensation Expense

    On January 1, 2006, the Company adopted ASC 718, on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to its employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was allocated as follows (in thousands):
	Year ended December 31,
	2009	2008	2007
Cost of revenue	$672	$1,030	$747
Research and development	21,527	9,474	9,933
Selling, general and administrative	18,556	5,988	5,366
Total stock-based compensation expense	$40,755	$16,492	$16,046

    In addition, the Company capitalized approximately $0.1 million and $0.2 million of stock-based compensation in inventory as of December 31, 2009 and 2008, respectively, which represented indirect manufacturing costs related to its inventory.

Valuation Assumptions

    For the years ended December 31, 2009, 2008, and 2007 the fair value of stock options including options assumed in connection with the Aeluros acquisition, and granted under the Plans, were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Year ended December 31,
	2009	2008	2007
Stock Option Plans:
Risk-free interest rate	2.22%	3.12%	4.58%
Expected life of options (in years)	5.65	5.43	4.90
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	55%	58%	57%
Weighted average fair value	$17.60	$15.45	$15.46
Employee Stock Purchase Plan:
Risk-free interest rate	0.30%	2.74%	5.06%
Expected life of options (in years)	0.50	0.50	0.50
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	67%	53%	57%
Weighted average fair value	$9.13	$9.90	$8.38

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 7—INCOME TAXES:

    The components of income before income (loss) taxes consisted of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Domestic	$(40,104)	$(8,343)	$(4,255)
Foreign	(10,118)	9,983	6,562
Income before income taxes	$(50,222)	$1,640	$2,307

    The components of the benefit from income taxes are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$3,484	$1,573	$13,511
State	(31)	559	17
Foreign	190	(176)	173
Total current	3,643	1,956	13,701
Deferred:
Federal	(9,574)	(2,895)	(9,437)
State	2,871	(998)	(4,552)
Foreign	-	-	-
Total deferred	(6,703)	(3,893)	(13,989)
Benefit from income taxes	$(3,060)	$(1,937)	$(288)

    The benefit from income taxes differs from the amount computed by applying the U.S. statutory federal rate to income (loss) before income tax provision as a result of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Tax at statutory rate	$(17,577)	$574	$807
State taxes, net of federal benefit	2,772	(635)	17
Nondeductible stock based compensation	3,268	1,673	1,837
Change in valuation allowance	-	-	(29,898)
Foreign rate differential	3,731	(3,832)	(2,111)
Research and development credits	(1,289)	(697)	(746)
Intercompany license agreement	3,932	-	28,140
Nondeductible acquisition related expenses	1,887	-	-
Other	216	980	1,666
Total benefit for income taxes	$(3,060)	$(1,937)	$(288)

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$36,087	$1,195
Accrued liabilities and other	6,196	2,796
Deferred stock-based compensation	8,560	5,585
Depreciation and amortization	11,255	4,120
Research and development tax credits	17,123	2,938
	79,221	16,634
Valuation allowance	(7,043)	-
Total deferred tax assets	72,178	16,634
Deferred tax liabilities:
Acquired intangible assets and other	(15,007)	(5,371)
Net deferred tax assets	$57,171	$11,263

    The following table presents the breakdown between current and non-current net deferred tax assets and liabilities (in thousands):

	December 31,
	2009	2008
Current deferred tax assets	$19,864	$3,217
Current deferred tax liabilities	(6,708)	-
Non-current deferred tax assets	64,470	13,417
Non-current deferred tax liabilities	(20,455)	(5,371)
Net deferred tax assets	$57,171	$11,263

    As of December 31, 2009 and 2008, the Company had a valuation allowance of approximately $7.0 million and zero, respectively.  In February 2009, the California 2009-2010 budget legislature was enacted into law, allowing companies to elect, for income tax purposes, to apply a single sales factor apportionment for years beginning after January 1, 2011.  Based upon its anticipated election, the Company determined a need to establish a valuation allowance on the deferred tax assets associated with its California research and development tax credits, totaling $7.0 million at December 31, 2009, of which $3.4 million was established during the first quarter of fiscal 2009 to record a valuation allowance on the balance of deferred tax assets at the beginning of the year.

    The deferred tax assets at December 31, 2009 exclude $4.1 million ($2.8 million at December 31, 2008) related to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $42.1 million and $117.6 million, respectively. These federal and state net operating loss carryforwards will expire commencing 2019 and 2011, respectively. The Company also has federal and state research and development tax credit carryforwards of approximately $12.4 million and $15.4 million, respectively. The federal tax credits carryforwards will expire commencing in 2019 and California tax credits have no expiration date.

    For federal and state purposes, a portion of the Company’s net operating loss carryforwards and research and development credits will be subject to certain limitation on annual utilization due to a change in ownership, as defined by federal and state tax law.

    Undistributed earnings of the Company’s foreign subsidiaries of approximately $12.3 million at December 31, 2009 are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. The Company has calculated its indefinitely reinvested earnings on an entity by entity basis, excluding entities with negative earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

    The Company adopted the accounting for uncertainty in tax positions provisions of ASC 740 effective on January 1, 2007. As a result of the implementation ASC 740, the Company recognized no material adjustment to the liability for unrecognized income tax benefits.

    The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2009	2008
Beginning balance	$16,492	$14,763
Increase related to current year tax positions	7,893	1,519
Increase related to tax positions of prior years	24,900	210
Ending balance	$49,285	$16,492

    As of December 31, 2009 and 2008, a total of $44.1 million and $15.2 million, respectively, of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized.

    The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, 2008, and 2007, the Company had $0.4 million, $0.5 million, and zero of accrued interest and zero penalties related to uncertain tax positions. The Company recognized a net interest benefit of $0.1 million, $0.5 million, and zero during the years ended December 31, 2009, 2008, and 2007.  The tax years 1997-2009 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject to tax on its taxable income. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 8—COMMITMENTS AND CONTINGENCIES:

    Leases

    The Company leases office space under non-cancelable operating leases with various expiration dates through 2015. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.1 million and, $1.0 million, respectively. The terms of certain facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

    Future minimum lease payments under noncancelable operating leases, which include common area maintenance charges, are as follows (in thousands):

Year Ending December 31,	Software licenses and other obligations	Operating Leases	Total
2010	3,146	3,253	6,399
2011	2,472	653	3,125
2012	-	149	149
2013	-	150	150
2014	-	164	164
2015 and thereafter	-	150	150
	$5,618	$4,519	$10,137
Less: Interest component	(172)
Present value of minimum lease payment	5,446
Less: Current portion	(3,037)
Long-term portion of obligations	$2,409

    The Company has software license obligations that are paid over the license periods, which range from one to three years. These software licenses are used for the Company’s internal research and development projects. At December 31, 2009 and 2008, the Company had $5.4 million and $1.2 million of software license obligations, respectively.

    Purchase Commitments

    At December 31, 2009, the Company had approximately $20.7 million in non-cancelable purchase commitments with suppliers. The Company has recorded a liability of $0.5 million for adverse purchase commitments related to a portion of these commitments for which the inventory is considered unsalable.

    Contingencies

    From time to time the Company is party to claims and litigation proceedings arising in the normal course of business. Currently, the Company does not believe that there are any claims or litigation proceeds involving matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to its business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to its business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    Indemnities, Commitments and Guarantees

    In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which they may be required to make payments in relation to certain transactions. These include agreements to indemnify the Company’s customers with respect to liabilities associated with the infringement of other parties’ technology based upon its products, obligation to indemnify its lessors under facility lease agreements, and obligation to indemnify its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. The Company has not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

    Under master purchase agreements signed with Cisco in November 2005, the Company has agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to the Company by Cisco during the preceding 12 months (approximately $15.4 million at December 31, 2009) or $9.0 million, plus replacement costs. If the Company is required to make payments under the indemnity, its operating results may be adversely affected.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 9—SEGMENT INFORMATION:

    The Company operates as one operating and reportable segment and sells its products directly to customers in North America, Asia and Europe. Sales for the geographic regions reported below are based upon the bill-to customer headquarter locations. Following is a summary of the geographic information related to revenues for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
United States	$43,920	$46,287	$48,221
Malaysia	54,379	42,435	34,017
China	47,620	30,378	14,126
Other	28,770	20,827	12,699
Total	$174,689	$139,927	$109,063

    Substantially all of the Company’s tangible assets are located in the United States of America.

NOTE 10—EMPLOYEE BENEFIT PLAN:

    The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. To date the Company has not made any contributions to the plan.

NOTE 11—RELATED PARTY:

    The Company leases its headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which it believes holds shares of the Company's common stock. During the year ended December 31, 2009, 2008 and 2007, the Company made lease payments of approximately $1,029,000, $1,089,000, and $853,000, respectively, under this lease arrangement.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 12 —CASH, CASH EQUIVALENTS, INVESTMENTS:

    At December 31, 2009 the Company’s cash balance was $44.3 million and it did not have any available-for-sale investments.

    The following is a summary of available-for-sale investments as of December 31, 2008 (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government agency securities	$16,413	$40	$-	$16,453
Corporate commercial paper	2,944	4	-	2,948
Money market funds	61,717	-	-	61,717
Total	$81,074	$44	$-	$81,118

Reported as:
Cash and cash equivalents	$68,047	$4	$-	$68,051
Short-term investments	13,027	40	-	13,067
Total	$81,074	$44	$-	$81,118

    The fair value of the Company’s investments at December 31, 2009 and 2008, by contractual maturity, was as follows (in thousands):

	December 31,
	2009	2008
Due in 1 year or less	$-	$19,401
Total	$-	$19,401

    Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at December 31, 2008.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 13 - FAIR VALUE MEASUREMENTS:

    ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The Company measures its financial assets and financial liabilities, specifically cash equivalents, short-term investments and contingent earn-out liability, at fair value on a recurring basis. As of December 31, 2009, the Company’s cash balance was $44.3 million, and it did not have cash equivalents or short-term investments.  The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingent earn-out liability	$11,687	$-	$-	$11,687

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

    The fair value of these financial assets was determined using the following inputs as of December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$61,717	$61,717	$-	$-
U.S. government agency securities (2)	16,453	-	16,453	-
Corporate commercial paper (3)	2,948	-	2,948	-
Total	$81,118	$61,717	$19,401	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.

(2)	$6.3 million of which is included in cash and cash equivalents and $10.1 million of which is included in short-term investments on the Company’s consolidated balance sheet.

(3)	Included in short-term investments on the Company’s consolidated balance sheet.

Contingent earn-out liability

The Company estimated the fair value of the contingent earn-out liability based on its probability assessment of RMI’s revenue achievements during the earn-out period. In developing these estimates, the Company considered the revenue projections of RMI management, RMI’s historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any change in the fair value of the contingent earn-out liability subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value change. Therefore, the increase in the Company’s fair value estimate described above in Note 2 resulted in an adjustment to fair value measurement of $2.0 million for the year ended December 31, 2009.

The following table represents a reconciliation of the change in the fair value measurement of the contingent earn-out liability for the year ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Beginning balance	$-	$-
Acquisition date fair value measurement	9,679	-
Adjustment to fair value measurement	2,008	-
Ending balance	$11,687	$-

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 14 - CREDIT FACILITY:

    On June 19, 2009, the Company and its material subsidiaries entered into a credit agreement with a group of lenders led by Silicon Valley Bank to provide $55 million of new credit facilities for a term of three years. The credit facilities consist of a $25.0 million senior secured revolving credit facility and $30.0 million of senior secured term loans. The credit agreement is secured by substantially all of the Company’s assets and the assets of its material subsidiaries. The credit facilities can be prepaid (in whole or in part) and terminated at any time without premium or penalty.

    The net proceeds of the senior secured term loans were used to finance a portion of the IDT NSE Acquisition.  In addition to the senior secured term loans, during the year ended December 31, 2009, the Company drew $18.0 million from the $25.0 million senior secured revolving credit facility to finance a portion of the IDT NSE and RMI acquisitions. The Company may draw additional proceeds from the senior secured revolving credit facility in the future for ongoing working capital and other general corporate purposes.   In December 2009, the Company repaid the entire $30.0 million borrowed under the senior secured term loans prior to maturity and repaid the $18.0 million borrowed under the senior secured revolving credit facility. No amounts were outstanding under the senior secured term loans and senior secured revolving credit facility as of December 31, 2009. The Company no longer has credit available under the senior secured term loans facility.

    Any borrowings under the credit facility will, at the Company’s option, bear interest either at an annual rate equal to (a) the higher of the Silicon Valley Bank announced prime rate or the Federal Funds Effective Rate plus 0.50% plus a margin ranging from 0.50% to 1.75% based on the ratio of the Company’s reported total consolidated debt to their consolidated EBITDA, or (b) Eurodollar borrowings based on the applicable LIBOR interest period (with a LIBOR floor of 1.50%), plus a margin ranging from 3.00% to 4.00% based on the ratio of their reported total consolidated debt to their consolidated EBITDA. The revolving credit facility has an unused line fee payable on the undrawn revolving credit facility amount set at a rate per annum ranging from 0.30% to 0.50% determined based on the ratio of the Company’s total consolidated debt to their consolidated EBITDA.

    Direct fees and expenses totaling $1.1 million associated with the credit facility were capitalized, and consisted of debt issuance costs of $0.8 million and debt discount related to the senior secured term loans of $0.3 million. The Company wrote-off debt issuance costs of $0.5 million in conjunction with the early repayment of the principal of the senior secured term loans, and amortized $0.2 million as of December 31, 2009.  As of December 31, 2009, the long-term portion of the debt issuance costs was $0.4 million, and is reported within “Other assets” on the Consolidated Balance Sheet. The remaining debt issuance costs related to the senior secured revolving credit facility are being amortized using the straight line method over the three-year term of the credit facility.

    The senior secured credit facility includes several financial covenants and customary operating covenants, including the following:

•
a covenant requiring the Company to maintain the ratio of their total consolidated debt to their consolidated EBITDA within specified limits, specifically (for the four trailing quarters ended on the applicable date) 2.25:1 (through March 31, 2010), 2.00:1 (from June 30, 2010 through September 30, 2010) and 1.75:1 (thereafter);

•
a minimum fixed charge covenant regarding the ratio of the Company’s consolidated EBITDA less their capital expenditures to their consolidated interest expense and other fixed charges to be no less than 1.25:1 at quarter end;

•
a minimum consolidated quick ratio covenant regarding the Company’s consolidated cash and cash equivalents plus accounts receivable to their consolidated current liabilities to be no less than 1:1 at quarter end; and

•	a covenant requiring the Company and their subsidiaries to maintain at all times at least $20 million of unencumbered cash and cash equivalents.

    The Company was in compliance with the debt covenants and had no outstanding liability under the credit agreement as of December 31, 2009.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

NOTE 15 – SUBSEQUENT EVENT:

    On February 16, 2010, the Board of Directors approved a two-for-one stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock dividend is payable on March 19, 2010 to stockholders of record as of March 5, 2010.

    As of the effective date of the stock split on March 19, 2010, pro forma per share data for the last three fiscal years would be as follows (unaudited):

	Year ended December 31,
	2009	2008	2007
Net income (loss) per share - basic
As reported	$(2.04)	$0.17	$0.13
Pro forma for stock split	$(1.02)	$0.08	$0.06

Net income (loss) per share - diluted
As reported	$(2.04)	$0.16	$0.12
Pro forma for stock split	$(1.02)	$0.08	$0.06

    Quarterly pro forma per share data would be as follows (unaudited):

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2009
Net income (loss) per share - basic and diluted
As reported	$(0.18)	$(0.10)	$(0.17)	$(1.43)
Pro forma for stock split	$(0.09)	$(0.05)	$(0.09)	$(0.72)

Year Ended December 31, 2008
Net income (loss) per share - basic
As reported	$0.05	$0.11	$0.06	$(0.05)
Pro forma for stock split	$0.03	$0.05	$0.03	$(0.03)
Net income (loss) per share - diluted
As reported	$0.05	$0.10	$0.06	$(0.05)
Pro forma for stock split	$0.03	$0.05	$0.03	$(0.03)

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

    The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2009. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.  Net income (loss) per share – basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2009
Total revenue	$30,366	$32,485	$42,314	$69,524
Gross profit	$16,822	$18,498	$20,816	$19,302
Net loss	$(3,917)	$(2,156)	$(3,853)	$(37,236)
Net loss per share - basic	$(0.18)	$(0.10)	$(0.17)	$(1.43)
Net loss per share - diluted	$(0.18)	$(0.10)	$(0.17)	$(1.43)
Shares used in calculation - basic	21,838	21,961	22,247	26,124
Shares used in calculation - diluted	21,838	21,961	22,247	26,124

Year Ended December 31, 2008
Total revenue	$34,180	$36,543	$38,311	$30,893
Gross profit	$18,797	$20,561	$21,509	$17,444
Net income (loss)	$1,127	$2,332	$1,256	$(1,138)
Net income (loss) per share - basic	$0.05	$0.11	$0.06	$(0.05)
Net income (loss) per share - diluted	$0.05	$0.10	$0.06	$(0.05)
Shares used in calculation - basic	21,239	21,390	21,630	21,703
Shares used in calculation - diluted	22,064	22,529	22,760	21,703

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures as of December 31, 2009.

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

    Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework.  Based on this assessment using those criteria, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

    The effectiveness of the company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

    Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    Information relating to our executive directors, executive officers and corporate governance required to be provided in response to this item will be presented in our definitive proxy statement in connection with our 2010 Annual Meeting of Stockholders to be held on or about May 7, 2010, which information is incorporated into this report by reference. However, certain information required by this item concerning executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

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

    Information relating to executive compensation required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about May 7, 2010, which information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Information relating to security ownership and securities authorized for issuance under equity compensation plans will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about May 7, 2010, which information also is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

    Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about May 7, 2010, which information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

    Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about May 7, 2010, which information is incorporated into this report by reference.

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

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007.

    Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

    The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description

2.1	Not in use.

2.2	Not in use.

2.3	Not ins use.

2.4
Asset Purchase Agreement, dated as of April 30, 2009, between NetLogic Microsystems, Inc. and Integrated Device Technology, Inc., which includes the forms of Intellectual Property Cross License Agreement (Exhibit D) and Non-Competition Agreement (Exhibit E) (1)

2.5
Agreement and Plan of Merger Reorganization by and among NetLogic Microsystems, Inc., Roadster Merger Corporation, RMI Corporation and the Representative of Certain of the Holders of all of the Capital Stock of RMI Corporation dated as of May 31, 2009 (2)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (3)

3.4	Bylaws of the registrant (4)

4.1	Specimen common stock certificate (5)

4.2	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (6)

4.3	Form of Stock Option Agreement (7)

4.4*	Form of Restricted Stock Unit Agreement (8)

10.1*	2000 Stock Plan and forms of related agreements (9)

10.2*	2004 Equity Incentive Plan (5)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (10)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (11)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (12)

10.4	Form of Indemnity Agreement (9)

10.5	Not in use.

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (13)

10.10*	Incentive Bonus Plan effective May 5, 2005 (14)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (15)†

10.12	Not in use.

10.13	Not in use.

10.14	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (16)

10.15	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (17)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (17)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (17)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (17)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (17)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (17)

Exhibit	Description
10.21	Form of Restricted Stock Unit Award Agreement (18)

10.22**	Employment offer letter, dated June 30, 2009, between the registrant and Behrooz Abdi.

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (19)

10.24	Not in use.

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (19)

10.26	Not in use.

10.27*	NetLogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (20)

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (19)

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2008 New Employee Inducement Incentive Plan (21)

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2004 Equity Incentive Plan (21)

10.31	Not in use.

10.32	Purchase Agreement dated December 18, 2009 between NetLogic Microsystems, Inc. and Wells Capital Management (22)

10.32
Senior Secured Credit Facilities Credit Agreement, dated as of June 19, 2009, among NetLogic Microsystems, Inc., NetLogic Microsystems International Limited, the several lenders parties thereto and Silicon Valley Bank. (23)

10.33	Form of Revolving Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.34	Form of Tranche A Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.35	Form of Tranche B Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.36
BVI Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc., NetLogic Microsystems International Limited and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

10.37	Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc. and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

21.1**	List of Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

(2)	Incorporated by reference to Annex A to the definitive proxy statement filed by the registrant with the Securities and Exchange Commission on September 30, 2009.

(3)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 20, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.

(5)
Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on June 21, 2004.

(6)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission on July 8, 2004.

(7)	Incorporated by reference to Exhibit 4.3 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(8)	Incorporated by reference to Exhibit 4.4 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(9)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on April 16, 2004.

(10)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(11)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006.

(12)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission on July 23, 2004.

(13)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.

(14)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 9, 2005.

(15)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 8, 2005.

(16)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(17)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on May 19, 2004.

(18)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission on October 31, 2007.

(19)
Incorporated by reference to same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(20)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.

(21)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

(22)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2009.

(23)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 5, 2009.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
†	Certain portions of this exhibit are subject to confidential treatment.

(c)	Financial statements and schedules.

    Reference is made to Item 15(a) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2010	NETLOGIC MICROSYSTEMS, INC.

	By	/s/ RONALD JANKOV
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

Name	Title	Date

/s/ RONALD JANKOV	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010
Ronald Jankov

/s/ MICHAEL TATE	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2010
Michael Tate

/s/ LEONARD PERHAM	Director	February 25, 2010
Leonard Perham

/s/ NORMAN GODINHO	Director	February 25, 2010
Norman Godinho

/s/ ALAN KROCK	Director	February 25, 2010
Alan Krock

/s/ DOUGLAS BROYLES	Director	February 25, 2010
Douglas Broyles

/s/ STEVE DOMENIK	Director	February 25, 2010
Steve Domenik

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(in thousands)

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Allowance for Doubtful Accounts and Customer Returns:
Year ended December 31, 2009	$68	$4	$187	$259
Year ended December 31, 2008	$19	$68	$(19)	$68
Year ended December 31, 2007	$44	$18	$(43)	$19

Income Tax Valuation Allowance:
Year ended December 31, 2009	$-	$7,043	$-	$7,043
Year ended December 31, 2008	$-	$-	$-	$-
Year ended December 31, 2007	$34,526	$-	$(34,526)	$-

EXHIBIT INDEX

Exhibit	Description

2.1	Not in use.

2.2	Not in use.

2.3	Not ins use.

2.4
Asset Purchase Agreement, dated as of April 30, 2009, between NetLogic Microsystems, Inc. and Integrated Device Technology, Inc., which includes the forms of Intellectual Property Cross License Agreement (Exhibit D) and Non-Competition Agreement (Exhibit E) (1)

2.5
Agreement and Plan of Merger Reorganization by and among NetLogic Microsystems, Inc., Roadster Merger Corporation, RMI Corporation and the Representative of Certain of the Holders of all of the Capital Stock of RMI Corporation dated as of May 31, 2009 (2)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (3)

3.4	Bylaws of the registrant (4)

4.1	Specimen common stock certificate (5)

4.2	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (6)

4.3	Form of Stock Option Agreement (7)

4.4*	Form of Restricted Stock Unit Agreement (8)

10.1*	2000 Stock Plan and forms of related agreements (9)

10.2*	2004 Equity Incentive Plan (5)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (10)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (11)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (12)

10.4	Form of Indemnity Agreement (9)

10.5	Not in use.

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (13)

10.10*	Incentive Bonus Plan effective May 5, 2005 (14)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (15)†

10.12	Not in use.

10.13	Not in use.

10.14	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (16)

10.15	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (17)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (17)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (17)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (17)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (17)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (17)

Exhibit	Description
10.21	Form of Restricted Stock Unit Award Agreement (18)

10.22**	Employment offer letter, dated June 30, 2009, between the registrant and Behrooz Abdi.

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (19)

10.24	Not in use.

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (19)

10.26	Not in use.

10.27*	NetLogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (20)

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (19)

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2008 New Employee Inducement Incentive Plan (21)

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2004 Equity Incentive Plan (21)

10.31	Not in use.

10.32	Purchase Agreement dated December 18, 2009 between NetLogic Microsystems, Inc. and Wells Capital Management (22)

10.32
Senior Secured Credit Facilities Credit Agreement, dated as of June 19, 2009, among NetLogic Microsystems, Inc., NetLogic Microsystems International Limited, the several lenders parties thereto and Silicon Valley Bank. (23)

10.33	Form of Revolving Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.34	Form of Tranche A Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.35	Form of Tranche B Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.36
BVI Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc., NetLogic Microsystems International Limited and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

10.37	Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc. and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

21.1**	List of Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

(1)	Incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

(2)	Incorporated by reference to Annex A to the definitive proxy statement filed by the registrant with the Securities and Exchange Commission on September 30, 2009.

(3)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 20, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.

(5)
Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on June 21, 2004.

(6)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission on July 8, 2004.

(7)	Incorporated by reference to Exhibit 4.3 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(8)	Incorporated by reference to Exhibit 4.4 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(9)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on April 16, 2004.

(10)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(11)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006.

(12)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission on July 23, 2004.

(13)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.

(14)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 9, 2005.

(15)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 8, 2005.

(16)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(17)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on May 19, 2004.

(18)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission on October 31, 2007.

(19)
Incorporated by reference to same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(20)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.

(21)
Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

(22)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2009.

(23)
Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 5, 2009.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
†	Certain portions of this exhibit are subject to confidential treatment.

(c)	Financial statements and schedules.

    Reference is made to Item 15(a) above.