Form 10-K/A
period 2009-12-31
NETLOGIC MICROSYSTEMS INC
filed 2010-03-24
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $679,787,184 (based on the last reported sale price of $18.23 on June 30, 2009).

58,301,027 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment to NetLogic Microsystems, Inc.’s (the “Company”) Form 10-K for the fiscal year ended December 31, 2009 amends and modifies the Form 10-K primarily to include the following:

•	Correction to our status as a well-known seasoned issuer on the cover page.

•

Updates for a 2-for-1 stock split of the Company’s common stock, effected through the issuance of additional shares as a stock dividend paid on March 19, 2010. All share and per share amounts in this document have been retroactively adjusted to reflect the stock split.

•	Information required in Part III of Form 10-K not previously filed.

NETLOGIC MICROSYSTEMS, INC.

FISCAL 2009 FORM 10-K/A

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

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high-speed integrated circuits that are used to enhance the performance and functionality of advanced 3G/4G mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks. Our market-leading product portfolio includes high-performance multi-core processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet (GE) physical layer (PHY) devices, network search engines, and ultra low-power embedded processors. These products are designed into high-performance systems such as switches, routers, wireless base stations, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs) such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., Ericsson, Fortinet, Inc., Fujitsu Limited, Hangzhou H3C Technologies Co. Ltd., Hitachi, Ltd., Huawei Technologies Co., Ltd., Huawei Symantec Technologies Co., Ltd, IBM Corporation, Juniper Networks, Inc., LG Electronics, Inc., Motorola, Inc., NEC Corporation, Samsung Electronics, Sun Microsystems, Inc., Tellabs, and ZTE Corporation.

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

•

The acquisition of RMI Corporation, or RMI, a provider of high-performance and low-power multi-core, multi-threaded processors. Pursuant to the Agreement and Plan of Merger Reorganization by and among us, Roadster Merger Corporation, RMI Corporation and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI, and we delivered merger consideration of approximately 9.9 million shares of our common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of our common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. We may be required to pay up to an additional 3.1 million shares of common stock and $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

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

Capitalize on Highly Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus greater resources on product development. We work closely with our wafer foundries to incorporate advanced process technologies in our solutions to achieve higher levels of performance and to reduce costs. These technologies include advanced 130, 110, 80, 55 and 40 nanometer complementary metal oxide semiconductor (CMOS) processing nodes with up to eight layers of copper interconnect and 300 millimeter wafer sizes. Our business model allows us to benefit from the large manufacturing investment of our wafer foundries which are able to leverage their investment across many markets.

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

NETL7™ Layer 7 Knowledge-based Processors. For networking infrastructure that supports Layer 7 routing, decisions on how to handle IP packets are made using the information that is contained in the packet payload or packet content. The packet content contains the actual data being transmitted between applications using the network. Layer 7 of the OSI reference model, known as the application layer, facilitates communication between software applications and lower-layer network services. Our NETL7™ knowledge-based processors are designed to accelerate Layer 7 content processing and signature recognition tasks for enterprise and carrier-class networks.

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

High Performance Multi-Core Processors—RMI Acquisition

We offer a range of high performance, highly integrated, feature-rich XLR®, XLS® and XLP™ multi-core processor solutions that provide high throughput, power efficiency, application and content awareness and security for the evolving global network. These processors serve infrastructure equipment, enterprise systems and connected media markets within the global network with a wide range of features and performance configurations. Our multi-core solutions can replace a number of single function semiconductors through a highly integrated processing solution which provides customers with greater ease of design and faster time-to-market for their products.

Our multi-core processors offer up to four-way multi-threading cores that allow each thread to act as a virtual central processing unit, or vCPU™, thereby making each processor core capable of much higher throughput than a non-threaded core. The proprietary processor architecture also implements a high-speed Memory Distributed Interconnect® network, consisting of a Fast Messaging Network® and point-to-point interconnects, enabling high-speed communication between cores, accelerators and network interfaces and more efficient memory access. The processors also include Autonomous Acceleration Engines® that enable them to offload computationally intensive software code from the processing cores to an on-chip hardware component for faster and more power-efficient execution. As a result, our processors can perform multiple complex and specialized tasks such as network traffic prioritization and application and content inspection without utilizing processor core resources. In addition, all of our processors incorporate security processing engines or algorithms for secure connectivity and communications.

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

XLP™ Processor Family. Our latest generation XLP processor family is based on the XLR processor multi-core, multi-threaded architecture, and features a multi-issue design and up to three times higher throughput per Watt than the XLR processors with memory cache systems, and internal and peripheral interconnects expanded to match the higher throughput. The XLP processors are expected to enable applications, such as integrated security, quad-play applications, virtualized storage, load balancing and server offload, as well as content and application aware, multi-service routing and switching. The XLP processors are designed on an advanced 40 nm process and are expected to be available for sampling to customers in 2010.

Ultra Low-Power Processor Family—RMI Acquisition

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

Research and Development

We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of our targeted customers. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. Our engineering design teams are located in Mountain View and Cupertino, California, Austin, Texas, Beijing, China and Bangalore and Mumbai, India. As of December 31, 2009, we had approximately 319 full-time employees engaged in research and development worldwide. Our research and development expenses were $73.6 million, $51.6 million, and $45.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

As of January 31, 2010, we held 422 issued U.S. patents and 15 issued foreign patents with expiration dates ranging from 2011 to 2027. We also have numerous patent applications pending in the U.S. and abroad. We may not receive any additional patents as a result of these applications or future applications. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

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

Employees

As of December 31, 2009, we had 550 full-time employees worldwide, including 319 in research and development, 69 in operations, 114 in sales and marketing and 48 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

If any of the following risks actually occur, our business, results of operations, financial condition or stock price could suffer significantly.

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

In 2009, we completed two major acquisitions. In order to successfully implement our overall growth strategies, we will need to carefully and efficiently manage our planned expansion. Among other things, this will require us to continue to:

•	improve our products and technology and develop new technologies;

•	manage new distribution channels;

•	manage an increasing number of complex relationships with our customers, wafer foundries and other third parties;

•	monitor and improve our operating systems, procedures and financial controls on a timely basis;

•	retain existing, and hire additional, key management and technical personnel;

•	expand, train and manage our workforce and, in particular, our research and development, sales, marketing and support organizations;

•	retain and expand the customer base for the IDT NSE Business and the RMI product offerings;

•	integrate and improve the IDT and RMI manufacturing operations; and

•	integrate and manage the foreign entities acquired in the RMI acquisition.

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

We reported a net loss of $47.2 million during the year ended December 31, 2009. We reported net income of $3.6 million and $2.6 million during the years ended 2008 and 2007, and we have reported net losses in years prior to fiscal 2005. At December 31, 2009, we had an accumulated deficit of approximately $123.1 million. To regain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis. Moreover, if we continue to make acquisitions and other transactions that generate substantial expenses for acquired intangible assets and similar items as well acquisition costs, we may not become profitable in the near term even though we otherwise meet our growth and operating objectives. For example, for the year ended December 31, 2009 we recorded $62.4 million of non-cash operating expenses. See “Cash Flows during the Year ended December 31, 2009” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Note 2, “Business Combinations and Asset Purchase” in the Notes to Consolidated Financial Statement.

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

Additionally, some of the network search engine products we acquired from IDT are manufactured for us by IDT at their wafer fabrication facilities. While IDT is contractually obligated to manufacture for us certain quantities of these products, we cannot assure you that IDT will continue to honor these commitments, that IDT’s fabrication facility will remain in business or that IDT will be able to always meet our production demands which may adversely impact our operating results.

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

In connection with the acquisition of RMI, we issued or reserved for issuance 9.9 million shares of our common stock at closing as merger consideration to RMI stockholders and as incentive stock awards to RMI employees. We may be required issue up to 3.1 million additional shares to former RMI stockholders as earn-out consideration before December 31, 2010, if the maximum earn-out is achieved. Our issuance of additional shares of common stock as earn-out consideration may result in substantial percentage dilution of the ownership interests of our other stockholders at that time. Our issuance of shares in connection with the RMI acquisition also may have an adverse impact on our net earnings per share in fiscal periods that include (or follow) the date of the acquisition, as we anticipate that the transaction will be dilutive on the basis of net earnings per common share for the foreseeable future following the acquisition.

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

On October 23, 2009, we held an special meeting of our stockholders. The stockholders approved the issuance of a maximum of 13,080,000 shares of our common stock as merger consideration and to new employees in connection with the proposed acquisition of RMI by the votes set forth below:

For	Against	Abstentions	Broker Non-Votes
19,783,613	32,964	16,462	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is traded on the Global Select Market of the NASDAQ Stock Market under the symbol “NETL”. The following table sets forth, for the periods indicated, the intra-day high and low per share sale prices of our common stock, as reported on the Global Select Market.

	Price Range Per Share
	High	Low
Fiscal 2009
Fourth quarter	$24.00	$18.44
Third quarter	$23.40	$16.18
Second quarter	$19.25	$13.39
First quarter	$14.29	$9.84

Fiscal 2008
Fourth quarter	$15.23	$7.21
Third quarter	$19.55	$13.49
Second quarter	$20.13	$11.72
First quarter	$16.45	$10.08

Holders

As of March 15, 2010, there were approximately 152 holders of record (not including beneficial holders of stock held in street names) of our common stock.

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

On February 16, 2010, the Board of Directors approved a two-for-one stock split of our common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock dividend was paid on March 19, 2010 to stockholders of record as of March 5, 2010. All share and per share amounts in this Form 10-K/A have been retroactively adjusted to reflect the stock split for all periods presented.

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

	Cumulative Total Returns
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
NetLogic Microsystems, Inc.	$100.00	$272.40	$216.90	$322.00	$220.10	$462.60
S&P 500 Index	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
Philadelphia Semiconductor Index	$100.00	$110.66	$107.78	$94.17	$48.96	$83.06

Recent Sales of Unregistered Securities

On October 30, 2009, we completed the acquisition of RMI and issued a total of 9.9 million shares of common stock to the holders of preferred stock of RMI, including shares withheld for escrow as security for RMI’s indemnity obligations and for estimated expenses of escrow. Pursuant to the terms of the merger agreement for the RMI acquisition we also became obligated for the contingent issuance of a maximum of approximately 3.1 million additional shares of common stock subject to the achievement of earn-out milestones for revenues generated from the products acquired from RMI during a 12-month period following the closing date of the acquisition. No underwriters were involved in the transaction. We issued and agreed to issue these shares in a merger exchange transaction exempt from the registration requirements under section 5 of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 under Regulation D.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes included in Item 8 of this report, which discusses factors affecting the comparability of such financial data.

The selected balance sheet data as of December 31, 2009 and 2008 and selected statements of operations data for the years ended December 31, 2009, 2008 and 2007 are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2007, 2006 and 2005 and the selected statements of operations data for the years ended December 31, 2006 and 2005 were derived from financial statements not included in this report. Our historical results are not necessarily indicative of our future results. All share and per share amounts presented below have been retroactively adjusted to reflect the 2-for-1 stock split of our common stock that was effected on March 19, 2010 to stockholders of record as of March 5, 2010.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$174,689	$139,927	$109,033	$96,806	$81,759
Cost of revenue	99,251	61,616	44,732	36,762	33,415

Gross profit	75,438	78,311	64,301	60,044	48,344

Operating expenses:
Research and development	73,631	51,607	45,175	36,578	21,939
Selling, general and administrative	43,931	26,567	19,672	15,455	10,936
Change in contingent earn-out liability	2,008	—	—	—	—
Acquisition-related costs	5,412	—	—	—	—
In-process research and development	—	—	1,610	10,700	—

Total operating expenses	124,982	78,174	66,457	62,733	32,875

Income (loss) from operations	(49,544)	137	(2,156)	(2,689)	15,469
Interest income	992	1,595	4,431	3,737	1,568
Interest expense	(1,666)	(33)	—		(203)
Other income and expense, net	(4)	(59)	32	3	(16)

Income (loss) before income taxes	(50,222)	1,640	2,307	1,051	16,818
Provision for (benefit from) income taxes	(3,060)	(1,937)	(288)	459	379

Net income (loss)	$(47,162)	$3,577	$2,595	$592	$16,439

Net income (loss) per share—basic	$(1.02)	$0.08	$0.06	$0.01	$0.46

Net income (loss) per share—diluted	$(1.02)	$0.08	$0.06	$0.01	$0.43

Shares used in calculation—basic	46,182	42,944	41,494	39,516	35,450

Shares used in calculation—diluted	46,182	44,628	43,876	42,214	37,984

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$44,278	$96,541	$50,689	$89,879	$65,788
Working capital	66,790	87,853	63,956	95,986	65,162
Total assets	532,111	245,771	203,151	157,769	85,529
Software licenses and other obligations	5,446	1,219	2,528	2,625	687
Stockholders’ equity	425,955	200,267	171,888	142,524	68,656

The selected consolidated financial data presents financial information in the relevant periods for the acquisition of the IDT NSE business in mid-July 2009, the acquisition of RMI Corp. completed in late October 2009, the acquisition of the TCAM2 and TCAM-CR network search engine products and certain related assets from Cypress Semiconductor Corp. in August 2007, the acquisition of Aeluros, Inc. completed in late October 2007, and the acquisition of NSE Business from Cypress Semiconductor Corp. completed in February 2006. See Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K/A for further discussion of these acquisitions. The comparability of the data in the table above is affected by our adoption of various new accounting guidance in the periods presents, specifically, those related to business combinations, stock compensation and income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance and functionality of advanced 3G/4G mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks. Our market-leading product portfolio includes high-performance multi-core processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, network search engines, and ultra low-power embedded processors. These products are designed into high-performance systems such as switches, routers, wireless base stations, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs) such as AlaxalA Networks Corporation, Alcatel-Lucent, ARRIS Group, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., Ericsson, Fortinet, Inc., Fujitsu Limited, Hangzhou H3C Technologies Co. Ltd, Hitachi, Ltd., Huawei Technologies Co., Ltd., Huawei Symantec Technologies Co., Ltd, IBM Corporation, Juniper Networks, Inc., LG Electronics, Inc., Motorola, Inc., NEC Corporation, Samsung Electronics, Sun Microsystems, Inc., Tellabs, and ZTE Corporation.

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

Recent Acquisitions

On October 30, 2009, we completed the acquisition of RMI, a provider of high-performance and low-power multi-core, multi-threaded processors. Pursuant to the Agreement and Plan of Merger Reorganization by and among us, Roadster Merger Corporation, RMI Corporation and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI, and we delivered merger consideration of approximately 9.9 million shares of our common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of our common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. The closing price of a share of our common stock on October 30, 2009 was $19.01.

We may be required to issue and deliver up to an additional 3.1 million shares of common stock and pay an additional $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

On July 17, 2009, we completed the IDT NSE acquisition. The acquisition was accounted for as a business combination during the third quarter of fiscal 2009. As purchase consideration we paid $98.2 million in cash, net of a price adjustment based on a determination of the actual amount of inventory received.

On October 24, 2007, we completed the merger and acquisition of Aeluros, Inc. which we refer to as the “Aeluros Acquisition”. The acquisition was accounted for as a business combination during the fourth quarter of fiscal 2007. We paid $57.1 million in cash upon the closing of the transaction in exchange for all of the outstanding equity securities of Aeluros. We reserved 208,000 shares of common stock for future issuance upon the exercise of unvested employee stock options of Aeluros that we assumed and are subject to continued employment vesting requirements. In addition, under the terms of the definitive agreement, we paid $15.5 million cash in February 2009 based on the attainment of revenue performance milestones for the acquired business during the one year period following the close of the transaction.

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

Outlook and Challenges

Our year-over-year revenue increased from $139.9 million for the year ended December 31, 2008 to $174.7 million for the year ended December 31, 2009. In early 2009, in light of a volatile macro-economic environment and a decrease in demand, we focused on operating efficiencies and containing our cash operating expense growth During the second half of 2009 we experienced an increase in sequential quarterly revenue growth. Our quarterly revenues grew from $32.5 million in the second quarter of 2009 to $42.3 million in the third quarter of 2009 to $69.5 million in the fourth quarter of 2009. The sequential increase in our quarterly revenues was due to a combination of an improvement in the macroeconomic environment as well as increased demand for our products as result of new customer programs being introduced into the market utilizing our products and new revenues from our acquisitions. Given the resumption of our revenue growth, for 2010 we have shifted from focusing on containing our cash operating expenses to strategically investing in our product development and scaling our business operations to support our growth as well as the continued successful integration of the IDT NSE business and RMI. Our continued integration efforts include, the assimilation of employees; retaining key personnel; process and system rationalization related to our management information and enterprise resource planning systems to keep in pace with our breadth and scale of business, while maintaining regulatory compliance; and keeping existing customers and obtaining new customers.

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

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. We recognize revenue at the time of shipment to OEM customers, their contract manufacturers and our international sales representatives. Revenue consists primarily of sales of the Company’s products to OEMs, their contract manufacturers or distributors. Initial sales of the Company’s products for a new design are usually made directly to OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors

Product revenue and costs relating to sales made through distributors with rights of return and price credits are deferred until the distributors sell the product to end customers because the selling price is not fixed and determinable and we are not able to estimate future returns. Revenue recognition depends on notification from the distributor that product has been sold to an end customers. On each reporting date the Company records a reduction in accounts receivable and deferred revenue based on the Company’s estimate of the margin to be ultimately recognized upon sale of the product to an end customer

We entered into a purchase agreement with Wintec who has become the primary purchaser of our products on a consignment basis for resale to Cisco and its contract manufacturers. We generally recognize revenue when Wintec ships our product to Cisco or its contract manufacturers.

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

In the first quarter of fiscal 2007, we adopted ASC 740-10 Income Taxes. As a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 7—Income Taxes, of the “Notes to Consolidated Financial Statements” in Item 8 for further information.

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

Stock-based Compensation. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes Model”), consistent with the provisions of ASC 718 Compensation—Stock Compensation. The Black-Scholes Model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock and future forfeitures and related tax effects. The expected stock price volatility assumption was determined using a combination of the historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

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

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2009 and 2008 (in thousands, except percentage data):

	Year ended December 31, 2009	Percentage of Revenue	Year ended December 31, 2008	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$73,631	42.1%	$51,607	36.9%	$22,024	42.7%
Selling, general and administrative	43,931	25.1%	26,567	19.0%	17,364	65.4%
Change in contingent earn-out liability	2,008	1.1%	—	—	2,008	—
Acquisition-related costs	5,412	3.1%	—	—	5,412	—

Total operating expenses	$124,982	71.5%	$78,174	55.9%	$46,808	59.9%

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

Acquisition-Related Costs. Acquisition-related costs were $5.4 million for the year ended December 31, 2009 primarily due to legal expenses of $3.1 million, severance expenses of $0.9 million, consulting and outside vendor services of $0.7 million, and other professional service of $0.5 million, related to the IDT NSE and RMI acquisitions. We expect that acquisition-related costs will decrease in dollar amount and may decrease as a percentage of revenues in 2010.

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

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2008 and 2007 (in thousands, except percentage data):

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$51,607	36.9%	$45,175	41.4%	$6,432	14.2%
In-process research and development	—	0.0%	1,610	1.5%	(1,610)	-100.0%
Selling, general and administrative	26,567	19.0%	19,672	18.0%	6,895	35.0%

Total operating expenses	$78,174	55.9%	$66,457	60.9%	$11,717	17.6%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2008, as compared with fiscal 2007, primarily due to increased commission expenses of $1.7 million, payroll related expenses of $1.7 million, amortization expense of intangible assets—customer relationships of $1.1 million, consulting and outside vendor expense of $1.0 million, other professional services fess of $0.4 million, stock-based compensation expense of $0.6 million, and travel expense of $0.1 million. The increase in commission expenses was primarily a result of our increase in revenue. The increase in payroll related expenses and stock-based compensation expense resulted primarily from increased headcount to support our growing operations in the sales and marketing areas. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

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

	Year ended December 31, 2008	Percentage of Revenue	Year ended December 31, 2007	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest expense	$(33)	0.0%	$—	—	$(33)	-100.0%

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

Contractual Obligations

Our principal commitments as of December 31, 2009 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$4,519	$3,253	$952	$314	$—
Software license obligations	5,446	3,037	2,409	—	—
Wafer purchases	20,684	20,684	—	—	—
Acquisition-related contingent consideration	11,687	11,687

Total	$42,336	$38,661	$3,361	$314	$—

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

In addition, due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $44.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7—Income Taxes or a discussion on Income Taxes.

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

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events—Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on our consolidated results of operations or financial condition.

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

NETLOGIC MICROSYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetLogic Microsystems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 24, 2010, except as to Note 15, which is as of March 19, 2010

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,278	$83,474
Short-term investments	—	13,067
Accounts receivables, net	25,137	8,382
Inventories	45,113	13,707
Deferred income taxes	13,157	3,217
Prepaid expenses and other current assets	8,638	1,937

Total current assets	136,323	123,784
Property and equipment, net	13,278	5,513
Goodwill	112,918	68,712
Intangible assets, net	223,345	39,538
Other assets	46,247	8,224

Total assets	$532,111	$245,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,937	$7,618
Accrued liabilities	34,205	25,920
Contingent earn-out liability	11,687	—
Deferred margin	2,667	1,638
Software licenses and other obligations, current	3,037	755

Total current liabilities	69,533	35,931
Software licenses and other obligations, long-term	2,409	464
Other liabilities	34,214	9,109

Total liabilities	106,156	45,504

Stockholders’ equity
Preferred stock; 50,000 shares authorized at December 31, 2009 and 2008; none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock; 200,000 shares authorized at December 31, 2009 and 2008; 57,484 and 43,816 shares issued and outstanding at December 31, 2009 and 2008	287	219
Additional paid-in capital	548,811	276,042
Accumulated other comprehensive loss	—	(13)
Accumulated deficit	(123,143)	(75,981)

Total stockholders’ equity	425,955	200,267

Total liabilities and stockholders’ equity	$532,111	$245,771

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year ended December 31,
	2009	2008	2007
Revenue	$174,689	$139,927	$109,033
Cost of revenue	99,251	61,616	44,732

Gross profit	75,438	78,311	64,301

Operating expenses:
Research and development	73,631	51,607	45,175
Selling, general and administrative	43,931	26,567	19,672
Change in contingent earn-out liability	2,008	—	—
Acquisition-related costs	5,412	—	—
In-process research and development	—	—	1,610

Total operating expenses	124,982	78,174	66,457

Income (loss) from operations	(49,544)	137	(2,156)

Interest income	992	1,595	4,431
Interest expense	(1,666)	(33)	—
Other income and expense, net	(4)	(59)	32

Income (loss) before income taxes	(50,222)	1,640	2,307
Benefit from income taxes	(3,060)	(1,937)	(288)

Net income (loss)	$(47,162)	$3,577	$2,595

Net income (loss) per share—basic	$(1.02)	$0.08	$0.06

Net income (loss) per share—diluted	$(1.02)	$0.08	$0.06

Shares used in calculation—basic	46,182	42,944	41,494

Shares used in calculation—diluted	46,182	44,628	43,876

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2006	40,878	$204	$224,647	$(182)	$8	$(82,153)	$142,524
Issuance of stock under stock compensation plans	1,750	9	8,339		—	—	8,348
Amortization of deferred stock-based compensation	—	—	—	179	—	—	179
Reversal of deferred stock-based compensation due to terminations	—	—	(3)	3	—	—	—
Recording of stock-based compensation expense	—	—	15,793	—	—	—	15,793
Tax benefits of stock options	—	—	2,465	—	—	—	2,465
Currency translation adjustments	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	2,595	2,595

Total comprehensive income							2,579

Balance at December 31, 2007	42,628	213	251,241	—	(8)	(79,558)	171,888
Issuance of stock under stock compensation plans	1,188	6	7,879	—	—	—	7,885
Recording of stock-based compensation expense	—	—	16,354	—	—	—	16,354
Tax benefits of stock options	—	—	568	—	—	—	568
Currency translation adjustments	—	—	—	—	(45)	—	(45)
Unrealized gain (loss) on short-term investments	—	—	—	—	40	—	40
Net income	—	—	—	—	—	3,577	3,577

Total comprehensive income							3,572

Balance at December 31, 2008	43,816	219	276,042	—	(13)	(75,981)	200,267
Issuance of common stock in connection with the acquisition of RMI	9,920	50	188,477	—	—	—	188,527
Issuance of common stock in connection with stock offering, net of share issuance costs of $71	1,400	7	29,653	—	—	—	29,660
Issuance of stock under stock compensation plans	2,348	12	12,890	—	—	—	12,902
Recording of stock-based compensation expense	—	—	40,660	—	—	—	40,660
Tax benefits of stock options	—	—	1,089	—	—	—	1,089
Currency translation adjustments	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(47,162)	(47,162)

Total comprehensive income							(47,149)

Balance at December 31, 2009	57,484	$287	$548,811	$—	$—	$(123,143)	$425,955

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(47,162)	$3,577	$2,595
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,361	17,213	9,134
Loss on disposal of property and equipment	6	106	38
Write-off debt issuance costs related to secured term notes	524	—	—
Accretion of discount relating to debt securities	—	(13)	(709)
Stock-based compensation	40,755	16,492	16,046
Provision for (recovery of) doubtful accounts	4	49	(25)
Provision for inventory reserves	1,861	2,441	1,022
In-process research and development	—	—	1,610
Deferred income taxes, net	(4,601)	(3,893)	(1,688)
Excess tax benefit from stock-based awards	(1,506)	(717)	(2,465)
Net impact of deferred tax asset valuation allowance release and tax effect of intercompany license agreement	—	—	(504)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivables	(7,544)	6,571	(4,471)
Inventories	17,926	(1,448)	1,479
Prepaid expenses and other assets	(1,054)	646	(1,312)
Accounts payable	6,379	524	971
Accrued liabilities	13,755	(2,084)	1,947
Contingent earn-out liability	2,008	—	—
Deferred margin	1,567	1,321	263
Other long-term liabilities	(28)	1,071	976

Net cash provided by operating activities	48,251	41,856	24,907

Cash flows from investing activities:
Purchase of property and equipment	(1,237)	(1,438)	(2,220)
Purchase of short-term investments	(14,633)	(13,014)	(13,935)
Sales and maturities of short-term investments	27,700	—	53,771
Purchase of long term investment	(1,500)	—	—
Purchase of intangible assets	(400)	—	—
Loan to RMI	(15,000)	—	—
Cash received from (paid for) acquisitions	(107,448)	200	(70,245)
Cash paid for Aeluros earn out	(15,501)	—	—

Net cash used in investing activities	(128,019)	(14,252)	(32,629)

Cash flows from financing activities:
Proceeds from line of credit and term notes	48,000	—	—
Payment of principal of line of credit and term notes	(48,000)	—	—
Proceeds from issuance of common stock	17,183	8,774	9,843
Proceeds from issuance of common stock in connection with a stock offering	29,660	—	—
Payments of software license and other obligations	(2,338)	(3,376)	(3,139)
Payments of debt issuance costs	(1,158)	—	—
Tax payments related to vested awards	(4,281)	(889)	(1,495)
Excess tax benefit from stock-based awards	1,506	717	2,465

Net cash provided by financing activities	40,572	5,226	7,674

Effects of exchange rate on cash and cash equivalents	—	(45)	(15)

Net increase (decrease) in cash and cash equivalents	(39,196)	32,785	(63)
Cash and cash equivalents at beginning of year	83,474	50,689	50,752

Cash and cash equivalents at end of year	$44,278	$83,474	$50,689

Supplemental disclosures of cash flow information:
Cash paid for interest	$916	$19	$—

Cash paid for income taxes	$391	$562	$4,665

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and software licenses obligations	$7,189	$2,350	$1,697

Accrual for Aeluros earn-out payment	$—	$15,501	$—

Issuance of common stock in connection with the acquisition of RMI	$188,527	$—	$—

Issuance of common stock to RMI employees	$9,285	$—	$—

Initial contingent earn-out liability	$9,679	$—	$—

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Product revenue and costs relating to sales made through distributors with rights of return and price credits are deferred until the distributors sell the product to end customers because the selling price is not fixed and determinable and the Company is not able to estimate future returns. Revenue recognition depends on

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

notification from the distributor that product has been sold to an end customers. On each reporting date the Company records a reduction in accounts receivables and deferred revenue based on the Company’s estimate of the margin to be ultimately recognized upon sale of the product to an end customer.

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

Risks and uncertainties and concentration of credit risk

While the Company has achieved profitability in recent years, it has reported a net loss for 2009 and has a history of net losses prior to 2005. The Company’s ability to remain profitable is dependent, among other factors,

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

upon the rate of growth of the target markets, continued customer acceptance of its products, continued end-user acceptance of its customer’s products, the strategic position of its products related to current or future competitors, its ability to develop new products that fulfill customer’s specifications, its ability to lower cost of goods sold through yield improvements and its ability to manage expenses. If the Company is unable to achieve profitability, it could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to the Company or at all.

The Company depends on a few key customers for a substantial majority of it sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2009, 2008, and 2007, the Company’s top five customers in terms of revenue accounted for approximately 68%, 68%, and 79% of total product revenue, respectively. Because of the substantial market share owned by its top five customers, the Company’s revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use the Company’s products. The Company’s revenue would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from its customers, particularly for the top five customers, would harm the Company’s financial performance. Because the Company’s sales are based upon standard purchase orders and not on long-term contracts, it cannot assure you that its customers will continue to purchase its products at current levels, or at all.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table summarizes revenue from bill-to customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	December 31,
	2009	2008	2007
Wintec Industries Inc	33%	35%	17%
Celestica Corporation	*	12%	*
Solectron Corporation	*	*	28%
Sanmina Corporation	14%	*	11%

*	Less than 10% of net revenue

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable for the periods indicated:

	December 31,
	2009	2008
Wintec Industries Inc (Supplier to Cisco Systems, Inc.)	26%	48%
Huawei	14%	*
Flextronics	12%	*
Celestica Corporation	*	15%
Sanmina Corporation	*	12%
Jabil Circuit Incorporated	*	11%

*	Less than 10% of gross accounts receivable

Inventory Valuation and Adverse Purchase Commitments

The Company values its inventories at the lower of cost or market. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. These estimates are generally based on a 12-month forecast prepared by management. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. The carrying value of inventory and the determination of possible adverse purchase commitments are dependent on the Company’s estimate of the yield that will be achieved, or the percent of good products identified when the product is tested.

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

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and software license and other obligations approximate fair value due to the short maturities and interest rates currently available to the Company.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands):

	Year ended December 31,
	2009	2008	2007
Numerator:
Net income (loss): basic and diluted	$(47,162)	$3,577	$2,595

Denominator:
Add: common shares outstanding	46,182	43,012	41,562
Less: unvested common shares subject to repurchase	—	(68)	(68)

Total shares: basic	46,182	42,944	41,494

Add: impact of stock options and warrants outstanding	—	1,616	2,314
Add: shares subject to repurchase	—	68	68

Total shares: diluted	46,182	44,628	43,876

Net income (loss) per share—basic	$(1.02)	$0.08	$0.06

Net income (loss) per share—diluted	$(1.02)	$0.08	$0.06

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following numbers of shares underlying outstanding common stock options were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2009	2008	2007
Stock options	4,256	4,478	3,330

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles —Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this Form 10-K have been updated for the Codification.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events—Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted the FASB ASC 805, Business Combinations (“ASC 805”). ASC 805 updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on the Company’s consolidated financial statements during the year ended December 31, 2009. In fiscal 2009, the Company completed the IDT NSE and RMI acquisitions. Under the updated guidance the Company expensed the transaction costs associated with the IDT NSE and RMI acquisitions, while under the prior accounting standards such costs would have been capitalized. In addition, the Company recognized the fair value of a contingent earn-out liability in connection with the RMI acquisition of $9.7 million, and subsequently recognized an expense of $2.0 million related to the change in the estimated fair value of contingent earn-out liability, while under the prior accounting standards the earn-out would not have been recognized as part of the consideration transferred until the contingency was resolved. Further, the Company acquired in-process research and development of $46.5 million in connection with the RMI acquisition which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, the adoption of the updated guidance related to business combinations has had and likely will continue to have a material impact on our future consolidated financial statements.

NOTE 2—BUSINESS COMBINATIONS AND ASSET PURCHASE

Business Combinations:

Fiscal 2009:

RMI Corporation

On October 30, 2009, the Company completed the acquisition of RMI Corporation (RMI), a provider of high-performance and low-power multi-core, multi-threaded processors. Pursuant to the Agreement and Plan of Merger Reorganization by and among NetLogic Microsystems, Inc., Roadster Merger Corporation, RMI and WP VIII Representative LLC dated as of May 31, 2009, or the merger agreement, on October 30, 2009, Roadster Merger Corporation was merged with and into RMI, and the Company delivered merger consideration of approximately 9.9 million shares of the Company’s common stock and $12.6 million cash to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of merger consideration common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. The closing price of a share of the Company’s common stock on October 30, 2009 was $38.01.

The Company may be required to issue up to an additional 3.1 million shares of common stock and pay up to an additional $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achieving specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

Fair Value of Consideration Transferred

Issuance of Netlogic common stock to RMI preferred shareholders	$188,527
Payments to RMI common shareholders in cash	12,582
Acquisition-related contingent consideration	9,679
Other adjustments	(837)

Total	$209,951

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In accordance with ASC 805 Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the revenue target. Any change in the fair value of the acquisition-related contingent consideration subsequent to the merger date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue expected to be achieved and changes in their stock price, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate assumes probability-weighted revenues are achieved over the earn-out period. Actual achievement of revenues at or below 75% of the revenue range for this assumed earn-out period would reduce the liability to zero. If actual achievement of revenues is at or above 100% of the revenue target, the RMI stockholders will receive the maximum consideration of 3.1 million shares and $15.9 million in cash. If the amount of revenue recognized is greater than 75% but less than 100% of the revenue target, the RMI stockholders will receive an earn-out consideration that increases as the percentage gets closer to 100%. A change in the fair value of the acquisition-related contingent consideration could have a material impact on the Company’s statement of operations and financial position in the period of the change in estimate.

The estimated initial earn-out liability was based on the Company’s probability assessment of RMI’s revenue achievements during the earn-out period. In developing these estimates, the Company considered the revenue projections of RMI management, RMI’s historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820 Fair Value Measurements and Disclosures. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company assumed a probability-weighted revenue achievement of approximately 80% of target. The Company determined that the resulting earn-out consideration would be 489,000 shares of its common stock and cash payment of approximately $0.4 million. The Company then applied its closing stock price of $19.01 as of October 30, 2009 to the 489,000 shares and added $0.4 million to arrive at an initial earn-out liability of $9.7 million.

As retention incentive awards, under the definitive agreement the Company (i) issued 488,536 fully vested shares of its common stock to specified former RMI employees at the closing date for services through the consummation of the merger, (ii) granted restricted stock units representing the rights to acquire a total of 573,746 shares of common stock to employees of RMI that will vest over the first 12 months of post-closing employment with us, and (iii) granted restricted stock units representing the rights to acquire a total of 1,898,416 shares of common stock and stock options for the purchase of a total of 1,365,046 shares of common stock options to former employees of RMI, subject to vesting and other standard terms determined. The Company did not assume any outstanding stock options or warrants to purchase capital stock of RMI in the merger. The Company recorded the estimated stock-based compensation expense of approximately $9.3 million relating to the 488,536 fully vested shares of common stock in the fourth quarter of 2009.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Of the total estimated purchase price paid at the time of acquisition, approximately $22.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skillsets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350 Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

In conjunction with the IDT NSE Acquisition, the Company entered into a supply agreement with IDT. The supply agreement allows the Company to source certain finished products from IDT generally at its cost for a contracted period of time. IDT’s pricing to the Company was considered to be below market price in most cases. Accordingly, the Company recorded an asset upon the signing of the agreement representing the difference between IDT prices and estimated market prices for those products based on quantities they currently estimate they will purchase under the supply agreement. The Company will amortize the asset associated with the supply agreement and increase its inventory carrying value as products are purchased under the supply agreement.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

of two to nine years are based on the period of remaining significant cashflow streams by product. The Company is amortizing these composite intangible assets on a straight-line basis over the respective estimated lives. Amortization of composite intangible assets has been included in cost of revenue.

Of the total estimated purchase price paid at the time of acquisition, approximately $21.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and which is deductible for tax purposes in tax jurisdictions which the Company pays taxes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were expected benefits from economies of scale by combining the IDT NSE assets with the Company’s business. In accordance with ASC 350 Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an impairment charge during the fiscal quarter in which the determination is made.

The amount of revenue included in the Company’s condensed consolidated statement of operations from the IDT NSE and RMI acquisition dates to December 31, 2009 was approximately $30.7 million.

Pro Forma Data for IDT NSE and RMI Acquisitions

The following table presents the unaudited pro forma results of the Company as though the IDT NSE and RMI acquisitions described above occurred at the beginning of the periods indicated. The data below includes the historical results of the Company and each of these acquisitions on a standalone basis through its respective closing date of acquisitions. Such historical results included acquisition-related costs totaling $2.0 million recorded by RMI in 2009, as well as restructuring and impairment charges totaling $3.1 million during the fiscal year ended March 29, 2009 and $2.4 million during the six months ended June 28, 2009 recorded by IDT prior to the Company’s acquisition of the NSE business. Adjustments have been made for the estimated fair value adjustment related to acquired inventory, amortization of intangible assets, and the related income tax impact of the pro forma adjustments. No adjustments were made to interest and related expenses associated with debt financing of these acquisitions or the change in contingent earn-out liability recorded by the Company in 2009. The pro forma information presented does not purport to be indicative of the results that would have been achieved had both acquisitions been made as of those dates nor of the results which may occur in the future.

	Year ended December 31,
	2009	2008
	(in thousands)
Revenue	$257,990	$282,464
Net loss	(105,378)	(81,278)
Net loss per share—basic and diluted	(1.92)	(1.52)

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

The acquisition was accounted for as an asset purchase transaction and the total purchase price was allocated to the TCAM2 Products’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on the Company’s management estimates of the fair values, the estimated purchase price was allocated as follows (in thousands):

Inventory	$3,090
Backlog	300
Composite intangible asset	11,246

Total	$14,636

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Beginning balance	$68,712	$55,422
Aeluros acquisition earn-out	—	15,501
IDT NSE acquisition	21,253	—
RMI Corp acquisition	22,922	—
Other adjustments	31	(2,211)

Ending balance	$112,918	$68,712

The following table summarizes the components of other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Developed technology	$36,880	$(19,821)	$17,059	$34,180	$(11,668)	$22,512
Composite intangible asset	74,046	(10,560)	63,486	11,246	(3,749)	7,497
Patents and core technology	77,390	(5,159)	72,231	5,590	(1,325)	4,265
Customer relationships	20,700	(3,246)	17,454	6,900	(1,636)	5,264
Tradenames and trademarks	2,200	(122)	2,078	—	—	—
Non-competition agreements	400	(27)	373	—	—	—
Intellectual property licenses	3,472	(88)	3,384	—	—	—
Other intangible assets	256	(103)	153	—	—	—
Supply agreement	872	(245)	627	—	—	—
In-process research and development	46,500	—	46,500	—	—	—

Total	$262,716	$(39,371)	$223,345	$57,916	$(18,378)	$39,538

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

As of December 31, 2009, the estimated future amortization expense of intangible assets in the table above is as follows, excluding in-process research and development intangible asset (in thousands):

Fiscal Year Ending	Estimated Amortization
2010	$42,960
2011	38,835
2012	30,715
2013	24,273
2014	11,330
Thereafter	28,732

Total	$176,845

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2009	2008
	(in thousands)
Accounts receivables:
Trade accounts receivables	$25,396	$8,450
Less: Allowance for doubtful accounts and customer returns	(259)	(68)

	$25,137	$8,382

Inventories:
Finished goods	$18,147	$8,170
Work-in-progress	26,966	5,537

	$45,113	$13,707

Property and equipment, net:
Machinery and equipment	$9,352	$6,097
Software	19,779	11,249
Furniture and fixtures	393	270
Leasehold improvements	292	199

	29,816	17,815
Less: Accumulated depreciation and amortization	(16,538)	(12,302)

	$13,278	$5,513

Other assets:
Deferred tax assets, noncurrent	$44,014	$8,047
Long-term investments	1,500	—
Other assets	733	177

	$46,247	$8,224

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $3.9 million, and $3.8 million, respectively.

The following table summarizes the activity related to accrued liabilities during the years ended December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Accrued Liabilities:
Accrued payroll and related expenses	$11,335	$4,784
Accrued inventory purchases	10,148	729
Accrued warranty	1,534	1,445
Accrual for Aeluros earn-out based on post-acquisition revenue milestone (refer to Note 2, Business Combinations and Asset Purchase)	—	15,501
Other accrued expenses	11,188	3,461

	$34,205	$25,920

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

Stockholder rights plan

The Company adopted a stockholder rights plan that generally entitles its stockholders to rights to acquire additional shares of the common stock when a third party acquires 15.0% of the Company’s common stock or commences or announces its intent to commence a tender offer for at least 15.0% of the common stock, other than for certain stockholders that were stockholders prior to the Company’s initial public offering as to whom this threshold is 20.0%. This plan could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in its stockholders receiving a premium over the market price for their shares of common stock.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Significant Equity Transactions

In December 2009, the Company entered into a Purchase Agreement with an asset management firm, providing for the sale and issuance of a total of 1,400,800 shares of its common stock. Pursuant to the Purchase Agreement, the asset management firm agreed on behalf of a group of customers for which it acted as investment manager to purchase, and the Company agreed to sell and issue, the shares at a purchase price per share of $21.13 according to the allocation specified in the Purchase Agreement. The sale closed on December 23, 2009, and the Company received net proceeds of $29.7 million, after deducting offering expenses of approximately $0.1 million.

In connection with the acquisition of RMI, the Company delivered merger consideration of approximately 9.9 million shares of it common stock to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of the Company’s common stock are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. The closing price of a share of the Company’s common stock on October 30, 2009 was $19.01. The Company may be required to issue up to an additional 3.1 million shares of its common stock (plus cash, refer to Note 2 Business Combinations and Asset Purchase) to the former holders of RMI capital stock as earn-out consideration based upon achievement of specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010. Additionally, in connection with the merger, and pursuant to NASDAQ Listing Rule 5635(a), the Company granted from its total authorized shares, and not pursuant to a pre-existing stock plan, restricted stock units representing the right to acquire a total of 2,472,162 shares of common stock and stock options for the purchase of a total of 1,365,046 shares of common stock options to those employees of RMI who continued as employees of the Company or one of its subsidiaries.

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

NOTE 6—STOCK OPTION PLANS:

The Company’s 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the “Plans”) provide for the granting of stock options to employees, directors and consultants. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the Company’s employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to our employees, non-employee directors and consultants. The Company no longer grants options under the 2000 Stock Plan. A total of 12,546,382 shares of common stock have been reserved for awards issuable under the 2004 Equity Incentive Plan, which further provides for an annual increase of 300,000 shares on each January 1. At December 31, 2009, 932,196 shares were available for grant.

Options under the Plans may be granted for periods of up to ten years. Under the Plans, the exercise price of (i) an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

of grant. The exercise price of an NSO under the 2004 Plan may be any price as determined by the board of directors. Options granted under the 2000 Stock Plan were exercisable immediately subject to repurchase options held by the Company which lapse over a maximum period of five years at such times and under such conditions as determined by the board of directors.

The 2004 Plan also allows for the grant of restricted common stock. During 2007 and 2006, the Board of Directors granted 950,000 and 434,000 shares of restricted common stock to certain employees. No shares of restricted common stock were granted in 2009 and 2008. The Company measured compensation expense for restricted stock granted during the year ended December 31, 2007 based on the fair value of the common stock on the date of grant. The Company recognizes such compensation expense over the vesting period of 2 to 4 years.

In conjunction with the Aeluros acquisition in October 2007, the Company assumed Aeluros’ 2001 Stock Option/Stock Issuance Plan (the “Aeluros Plan”), and reserved 208,000 shares of common stock under the Aeluros Plan for issuance upon exercise of assumed outstanding options. The related options are included in the table below. The options vest over four to five years and have eight to ten year terms. The Company no longer grants options under the Aeluros Plan.

In January 2008 the Company adopted the 2008 New Employee Inducement Incentive Plan (the “2008 Plan”) and reserved 500,000 shares of common stock under the 2008 Plan for the granting of non-statutory stock options and restricted units to retain the services of new employees and directors, or following a bona fide period of non-employment, as an inducement material to the individual’s entering employment with the Company within the meaning of Rule 5635(c)(4) (formerly Rule 4350(i)(l)(A)(iv)) of the Nasdaq Marketplace Rules. In July 2009, the Company increased the reserve of shares issuable under the 2008 Plan by 500,000 shares. At December 31, 2009, 385,598 shares were available for grant.

A summary of all options activity under the Plans is presented below (number of shares in thousands):

	Options Outstanding
	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2006	7,608	$8.85
Options granted and acquisition-related assumed options	3,902	13.92
Options exercised	(1,524)	5.97
Options forfeited or expired	(702)	12.19

Balance at December 31, 2007	9,284	11.20

Options granted	834	14.32
Options exercised	(994)	7.32
Options forfeited or expired	(778)	14.17

Balance at December 31, 2008	8,346	11.69

Options granted	622	12.46
Options granted—RMI	1,366	19.16
Options exercised	(1,564)	9.92
Options forfeited or expired	(98)	14.77

Balance at December 31, 2009	8,672	$13.21

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table summarizes information about options granted and outstanding under the Plans at December 31, 2009 (number of shares in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.40–$ 6.50	1,234	4.49	$4.48	$23,015	1,210	$4.54	$22,494
$ 6.63–$10.71	1,142	6.22	$9.88	15,129	990	$9.86	13,137
$10.71–$11.97	1,292	7.75	$11.50	15,027	586	$11.80	6,642
$12.23–$14.75	1,092	7.28	$13.70	10,300	586	$13.55	5,614
$14.80–$15.73	1,316	7.62	$15.37	10,214	530	$15.36	4,118
$15.75–$18.91	1,108	7.04	$17.23	6,537	862	$17.27	5,056
$19.16–$19.16	1,366	9.84	$19.16	5,423	—	$—	—
$19.67–$20.48	122	9.11	$19.77	409	64	$19.78	214

$ 0.40–$20.48	8,672	7.27	$13.21	$86,054	4,828	$11.27	$57,276

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $23.13 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their in the money options as of that date. The weighted average remaining contractual term of options exercisable at December 31, 2009 was approximately 7.27 years.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company’s non-vested stock awards consists of restricted stock awards, restricted stock units, and performance-based restricted stock units. A summary of non-vested stock awards activity during the year ended December 31, 2009 is presented below (number of shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Non-vested stock awards at December 31, 2006	384	$17.69
Granted	950	15.76
Vested	(318)	16.98
Forfeited	(22)	16.80

Non-vested stock awards at December 31, 2007	994	17.11
Granted	1,170	13.47
Vested	(278)	12.10
Forfeited	(230)	14.10

Non-vested stock awards at December 31, 2008	1,656	13.83
Granted	1,498	17.94
Granted—RMI	2,472	20.04
Vested	(458)	15.41
Forfeited	(68)	16.52

Nonvested stock awards at December 31, 2009	5,100	$17.87

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

Performance-Based Restricted Stock Units. During the fourth quarter of 2007, in connection with the Aeluros acquisition the Company entered into performance-based restricted stock unit award agreements with certain former Aeluros employees. During the year ended December 31, 2008, the Company modified the vesting conditions of 31,000 shares of performance-based restricted stock units and reversed $199,000 of stock-based compensation that had been recognized previously.

2004 Employee Stock Purchase Plan

In July 2004, the Company adopted the 2004 employee stock purchase plan, or ESPP, which complies with the requirements of Section 423 of the Internal Revenue Code. The shares reserved under the 2004 ESPP are subject to an automatic increase on January 1 of each year equal to the lesser of 150,000 shares or 0.5% of the outstanding shares of the Company’s common stock at the end of the preceding fiscal year. The 2004 ESPP permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of the Company’s common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. At the Company’s 2006 Annual Meeting of Stockholders held on May 18, 2006, its stockholders approved the reduction in the number of shares reserved under the 2004 ESPP by 1,400,000 shares, and the transfer of

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

those reserved shares to their 2004 Equity Incentive Plan. During the year ended December 31, 2009, 2008 and 2007, approximately 132,000 shares, 106,000 shares, 88,000 shares, respectively, were issued under the Purchase Plan, and approximately 322,000 shares remain available for future issuance at December 31, 2009. The 2004 ESPP terminates in May 2014.

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

Valuation Assumptions

For the years ended December 31, 2009, 2008, and 2007 the fair value of stock options including options assumed in connection with the Aeluros acquisition, and granted under the Plans, were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Year ended December 31,
	2009	2008	2007
Stock Option Plans:
Risk-free interest rate	2.22%	3.12%	4.58%
Expected life of options (in years)	5.65	5.43	4.90
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	55%	58%	57%
Weighted average fair value	$8.80	$7.73	$7.73

Employee Stock Purchase Plan:
Risk-free interest rate	0.30%	2.74%	5.06%
Expected life of options (in years)	0.50	0.50	0.50
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	67%	53%	57%
Weighted average fair value	$4.57	$4.95	$4.19

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

NOTE 7—INCOME TAXES:

The components of income before income (loss) taxes consisted of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Domestic	$(40,104)	$(8,343)	$(4,255)
Foreign	(10,118)	9,983	6,562

Income before income taxes	$(50,222)	$1,640	$2,307

The components of the benefit from income taxes are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$3,484	$1,573	$13,511
State	(31)	559	17
Foreign	190	(176)	173

Total current	3,643	1,956	13,701

Deferred:
Federal	(9,574)	(2,895)	(9,437)
State	2,871	(998)	(4,552)
Foreign	—	—	—

Total deferred	(6,703)	(3,893)	(13,989)

Benefit from income taxes	$(3,060)	$(1,937)	$(288)

The benefit from income taxes differs from the amount computed by applying the U.S. statutory federal rate to income (loss) before income tax provision as a result of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Tax at statutory rate	$(17,577)	$574	$807
State taxes, net of federal benefit	2,772	(635)	17
Nondeductible stock based compensation	3,268	1,673	1,837
Change in valuation allowance	—	—	(29,898)
Foreign rate differential	3,731	(3,832)	(2,111)
Research and development credits	(1,289)	(697)	(746)
Intercompany license agreement	3,932	—	28,140
Nondeductible acquisition related expenses	1,887	—	—
Other	216	980	1,666

Total benefit for income taxes	$(3,060)	$(1,937)	$(288)

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$36,087	$1,195
Accrued liabilities and other	6,196	2,796
Deferred stock-based compensation	8,560	5,585
Depreciation and amortization	11,255	4,120
Research and development tax credits	17,123	2,938

	79,221	16,634
Valuation allowance	(7,043)	—

Total deferred tax assets	72,178	16,634
Deferred tax liabilities:
Acquired intangible assets and other	(15,007)	(5,371)

Net deferred tax assets	$57,171	$11,263

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities (in thousands):

	December 31,
	2009	2008
Current deferred tax assets	$19,864	$3,217
Current deferred tax liabilities	(6,708)	—
Non-current deferred tax assets	64,470	13,417
Non-current deferred tax liabilities	(20,455)	(5,371)

Net deferred tax assets	$57,171	$11,263

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

million and, $1.0 million, respectively. The terms of certain facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases, which include common area maintenance charges, are as follows (in thousands):

Year Ending December 31,	Software licenses and other obligations	Operating Leases	Total
2010	3,146	3,253	6,399
2011	2,472	653	3,125
2012	—	149	149
2013	—	150	150
2014	—	164	164
2015 and thereafter	—	150	150

	$5,618	$4,519	$10,137

Less: Interest component	(172)

Present value of minimum lease payment	5,446
Less: Current portion	(3,037)

Long-term portion of obligations	$2,409

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

NOTE 11—RELATED PARTY:

The Company leases its headquarters facility in Mountain View, California from an affiliate of Berg & Berg Enterprises, LLC, which it believes holds shares of the Company’s common stock. During the year ended December 31, 2009, 2008 and 2007, the Company made lease payments of approximately $1,029,000, $1,089,000, and $853,000, respectively, under this lease arrangement.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

NOTE 12 —CASH, CASH EQUIVALENTS, INVESTMENTS:

At December 31, 2009 the Company’s cash balance was $44.3 million and it did not have any available-for-sale investments.

The following is a summary of available-for-sale investments as of December 31, 2008 (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government agency securities	$16,413	$40	$—	$16,453
Corporate commercial paper	2,944	4	—	2,948
Money market funds	61,717	—	—	61,717

Total	$81,074	$44	$—	$81,118

Reported as:
Cash and cash equivalents	$68,047	$4	$—	$68,051
Short-term investments	13,027	40	—	13,067

Total	$81,074	$44	$—	$81,118

The fair value of the Company’s investments at December 31, 2009 and 2008, by contractual maturity, was as follows (in thousands):

	December 31,
	2009	2008
Due in 1 year or less	$—	$19,401

Total	$—	$19,401

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at December 31, 2008.

NOTE 13—FAIR VALUE MEASUREMENTS:

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

	Total	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingent earn-out liability	$11,687	$—	$—	$11,687

The fair value of these financial assets was determined using the following inputs as of December 31, 2008 (in thousands):

	Total	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$61,717	$61,717	$—	$—
U.S. government agency securities (2)	16,453	—	16,453	—
Corporate commercial paper (3)	2,948	—	2,948	—

Total	$81,118	$61,717	$19,401	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.

(2)	$6.3 million of which is included in cash and cash equivalents and $10.1 million of which is included in short-term investments on the Company’s consolidated balance sheet.

(3)	Included in short-term investments on the Company’s consolidated balance sheet.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Contingent earn-out liability

The Company estimated the fair value of the contingent earn-out liability based on its probability assessment of RMI’s revenue achievements during the earn-out period. In developing these estimates, the Company considered the revenue projections of RMI management, RMI’s historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represents a Level 3 measurement . Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any change in the fair value of the contingent earn-out liability subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value change. Therefore, the increase in the Company’s fair value estimate described above in Note 2 resulted in an adjustment to fair value measurement of $2.0 million for the year ended December 31, 2009.

The following table represents a reconciliation of the change in the fair value measurement of the contingent earn-out liability for the year ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Beginning balance	$—	$—
Acquisition date fair value measurement	9,679	—
Adjustment to fair value measurement	2,008	—

Ending balance	$11,687	$—

NOTE 14—CREDIT FACILITY:

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

NOTE 15—SUBSEQUENT EVENT:

On February 16, 2010, the Board of Directors approved a two-for-one stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock dividend was paid on March 19, 2010 to stockholders of record as of March 5, 2010. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2009. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net income (loss) per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. All share and per share amounts presented below have been retroactively adjusted to reflect the 2-for-1 stock split of our common stock that was effected on March 19, 2010 to stockholders of record as of March 5, 2010.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2009

Total revenue	$30,366	$32,485	$42,314	$69,524
Gross profit	$16,822	$18,498	$20,816	$19,302
Net loss	$(3,917)	$(2,156)	$(3,853)	$(37,236)
Net loss per share—basic	$(0.09)	$(0.05)	$(0.09)	$(0.71)
Net loss per share—diluted	$(0.09)	$(0.05)	$(0.09)	$(0.71)
Shares used in calculation—basic	43,676	43,922	44,494	52,248
Shares used in calculation—diluted	43,676	43,922	44,494	52,248

Year Ended December 31, 2008

Total revenue	$34,180	$36,543	$38,311	$30,893
Gross profit	$18,797	$20,561	$21,509	$17,444
Net income (loss)	$1,127	$2,332	$1,256	$(1,138)
Net income (loss) per share—basic	$0.03	$0.05	$0.03	$0.03
Net income (loss) per share—diluted	$0.03	$0.05	$0.03	$0.03
Shares used in calculation—basic	42,478	42,780	43,260	43,406
Shares used in calculation—diluted	44,128	45,058	45,520	43,406

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for Employees, Executive Officers and Directors that applies to all of our employees and directors. We have posted this Code of Business Conduct and Ethics on the Company’s website at www.netlogicmicro.com.

Executive Officers of the Registrant

The following table provides the names, ages and offices of each of our current executive officers:

Title	Age	Position
Ronald Jankov	51	Director, Chief Executive Officer and President
Behrooz Abdi	48	Executive Vice President and General Manager
Michael Tate	44	Vice President and Chief Financial Officer
Marcia Zander	46	Senior Vice President of Worldwide Sales
Varadarajan Sirnivasan	58	Vice President of Product Development and Chief Technical Officer
Dimitrios Dimitrelis	52	Vice President of Engineering
Mozfar Maghsoudnia	43	Vice President of Worldwide Manufacturing
Ibrahim Korgav	61	Senior Vice President of Worldwide Business Operations
Chris O’Reilly	36	Vice President of Marketing
Roland Cortes	44	Vice President, General Counsel and Secretary

Ronald Jankov has served as our President, Chief Executive Officer and as a member of our board of directors since April 2000.

Behrooz Abdi has served as our Executive Vice President and General Manager in charge of our MPS/CPS business since November 2009. From November 2007 to October 2009, Mr. Abdi was President and Chief Executive Officer of RMI Corporation, a provider of multi-threaded, multi-core processors. From March 2004 to November 2007, Mr. Abdi was Senior Vice President and General Manager of Qualcomm CDMA Technologies in charge of the day-to-day operations of semiconductor products at Qualcomm, Inc., a provider of integrated circuit products. Prior to Qualcomm, Mr. Abdi held leadership and engineering positions at Motorola in its Semiconductor Products Sector, now Freescale Semiconductor, Inc. His last role at Motorola was Vice President and General Manager for the Radio Products Division from July 1985 to December 2003.

Michael Tate has served as our Vice President of Finance and Chief Financial Officer since July 2007. Prior to joining us, Mr. Tate was interim chief financial officer, vice president, corporate controller, and treasurer at Marvell Technology Group Ltd., a semiconductor integrated circuit company. He joined Marvell in January 2001 as part of Marvell’s acquisition of Galileo Technology Ltd.

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

Board of Directors

Members of the Board of Directors

The names of each of our current directors and certain information about them are set forth below:

Name	Age	Position
Leonard Perham (1)(2)	66	Director, Chairman of the Board
Douglas Broyles (3)	68	Director
Stephen Domenik (1)(2)(3)	58	Director
Norman Godinho	69	Director
Ronald Jankov	51	Director, Chief Executive Officer and President
Alan Krock (1)	49	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the governance and nominating committee.

Board Diversity and Board Member Qualifications

Our Governance and Nominating Committee is responsible for identifying prospective board candidates, recommending nominees for election to our board of directors, developing and recommending board member selection criteria, considering committee member qualifications, recommending corporate governance principles to our board of directors, and providing oversight in the evaluation of our board of directors and each committee. The responsibilities of our Governance and Nominating Committee are described in the Governance and Nominating Committee Charter approved by our board of directors, a current copy of which is available on the Company’s website at www.netlogicmicro.com.

When there is a need to identify or evaluate a prospective nominee, our Governance and Nominating Committee undertakes a careful review process which may involve, among other things, candidate interviews, inquiries of the person or persons recommending the candidate, engagement of an outside firm to gather additional information and discussions with management and incumbent directors. In evaluating candidates, including current directors eligible for re-election, our Governance and Nominating Committee considers various factors, including the size and composition of our board of directors and our committees, the needs of our board of directors and committees, the candidate’s expertise and experience, the candidate’s independence and potential conflicts of interest, the candidate’s character and integrity, and the candidate’s existing commitments. Upon completion of its review and evaluation, our Governance and Nominating Committee makes its recommendations to our board of directors regarding the candidate(s). All nominations are approved by the entire board of directors, including all of the independent directors. After considering our Governance and Nominating Committee’s recommendations, our board of directors determines and approves which candidate(s) shall be nominated for election to our board of directors, subject to stockholder approval.

Our board prefers a variety of professional backgrounds and experiences among its members, and does not follow any prescribed process or formula; rather, it uses its judgment to review the professional background and experiences of each candidate and board member such that the board, as a whole, will be able to successfully perform its duties to the highest standards. In particular, the board has sought to include members that have experience in establishing and growing integrated circuit companies, leading integrated circuit companies in chief executive officer, chief financial officer or other senior management positions, working with the investment community, serving on the board of directors of other companies, both public and private and have experience in the development and oversight of high technology companies, and familiarity with the capital markets environment for such companies.

In determining that each of the members of the board is qualified to be a director, the board has relied on the attributes listed below and on the direct personal knowledge of each of the members’ prior service on the board. There are no family relationships among any of our directors or executive officers.

Leonard Perham has served as a member of or chairman of our board of directors since March 2000. Mr. Perham has a lengthy history of managing high-technology integrated circuit companies as a chief executive officer and board member. Mr. Perham has been the President and Chief Executive Officer of Mosys, Inc. (a provider of intellectual property cores and integrated circuit products) since November, 2007, and from April 1991 to January 2000, Mr. Perham was the Chief Executive Officer of Integrated Device Technology, Inc.

Douglas Broyles has served as a member of our board of directors since December 1999. Mr. Broyles has been a General Partner with Huntington Ventures (a private investment firm) since September 2000. For the past 25 years as an investor and board member, Mr. Broyles has gained first-hand experience in helping oversee the strategic direction and growth strategies of several Silicon Valley technology companies and has current experience in the areas of wireless communications and leading edge semiconductor fabrication technologies. From 1982 to 1986, Mr. Broyles was a member of the board of directors of Sun Microsystems, Inc. Mr. Broyles also currently serves on the board of Peak International Ltd.

Stephen Domenik has served as a member of our board of directors since January 2001. Since 1995, Mr. Domenik has been with Sevin Rosen Funds, a venture capital firm, where he is a General Partner and has developed considerable relevant experience in investments in and the strategic development of high-technology companies. During his tenure at Sevin Rosen Funds he has led numerous investments in private companies. Mr. Domenik also sits on the boards of directors of various private companies.

Norman Godinho is one of our founders and has served as a member of our board of directors since the Company’s inception. Mr. Godinho has gained first hand experience through a long career in managing research and development and training engineers at high technology companies through his own engineering career. Mr. Godinho co-founded Integrated Device Technology, Inc. in August 1980 and Paradigm Technology Limited in 1987, where he also served as a director and Vice President. Mr. Godinho also gained significant management experience as our Chief Executive Officer from December 1997 to April 2000.

Ronald Jankov has served as our President, Chief Executive Officer and as a member of our board of directors since April 2000. As Vice President of Sales and then Vice President and General Manager for the Multimedia Division of NeoMagic Corporation from September 1995 to September 1999, and as Vice President of Cyrix Corporation prior to joining NeoMagic, Mr. Jankov gained first hand experience in the management of engineering, sales and product development of growing integrated circuit providers.

Alan Krock has served as a member of our board of directors since August 2005. As the Chief Financial Officer of Beceem Communications, Inc. (a provider of integrated circuit products) since January 2010, Vice President and Chief Financial Officer of PMC-Sierra, Inc. (a provider of integrated circuit products) from November 2002 until March 2007, Vice President of Corporate Affairs for PMC-Sierra, Inc. from March 2007 until March 2008, and Vice President and Chief Financial Officer of Integrated Device Technology, Inc. from January 1998 until November 2002. Mr. Krock has gained extensive experience in financial and audit control related matters.

Board Classification

Our board of directors is divided into three classes, as follows:

•	Class I consists of Norman Godinho and Ronald Jankov whose terms will expire at our annual meeting of stockholders to be held in 2011;

•	Class II consists of Douglas Broyles and Stephen Domenik whose terms will expire at our annual meeting of stockholders to be held in 2012; and

•	Class III consists of Leonard Perham and Alan Krock whose terms will expire at our annual meeting of stockholders to be held in 2010.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which such term expires. Each director’s term is subject to the election and qualification of his successor, or his earlier death, resignation or removal. The authorized number of directors may be changed by resolution of our board of directors or a majority vote of the stockholders. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Because no more than two directors may be elected at each annual meeting, this classification of our board of directors may have the effect of delaying or preventing changes in control or management.

Board Leadership Structure

We have chosen to separate the positions of our chief executive officer and board chairman as we believe that this separation provides the opportunity for our chairman to better represent the independent directors in the board’s oversight of management.

As chairman of the board of directors, Mr. Perham is the lead independent director. Mr. Perham also serves on our Audit and Compensation Committees and allocates a considerable amount of additional time outside of board and committee meetings to spend with our chief executive officer and chief financial officer to facilitate the board’s oversight of management and ensure that the independent members of the board are involved in setting the strategic direction of the company.

Audit Committee

Directors Krock, Perham and Domenik are the current members of our Audit Committee. All are “independent,” within the meaning of Marketplace Rule 5605(a)(2) of the NASDAQ listing rules. Mr. Krock serves as the chairman of the committee. The Audit Committee held nine meetings in 2009. Our board of directors has determined that Mr. Krock is the “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, but that status does not impose on him duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on him as a member of our audit committee and our board of directors. Our Audit Committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements, including the appointment, compensation, retention and oversight of our independent auditor. Our Audit Committee also is charged with reviewing reports or complaints with respect to the accounting, auditing and/or internal controls of the Company, including possible violations under our “whistleblower” policy. The responsibilities of our audit committee are described in the Audit Committee Charter adopted by our board of directors, a current copy of which is available on the Company’s website at www.netlogicmicro.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during 2009 and Forms 5 (or any written representations) received with respect to fiscal year 2009, we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2009; however, we also believe that the following Forms 4 were filed late: (i) Form 4 for Mozafar Maghsoudnia filed one day late on March 2, 2009, and (ii) Forms 4 for each of our directors Perham, Jankov, Krock, Domenik, Godinho and Broyles filed two days late on July 28, 2009. In none of these circumstances were any of the late filings intentional; rather, the delay was either due to oversight or administrative error.

ITEM 11.	EXECUTIVE COMPENSATION

All share amount and share price information under this Item 11 reflects the 2-for-1 stock dividend paid on March 19, 2010.

NON-EMPLOYEE DIRECTOR COMPENSATION

Director Compensation Table

The following Director Compensation Table sets forth summary information concerning the compensation paid to our non-employee directors in 2009 for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Leonard Perham	32,500	204,537	—		237,037
Stephen Domenik	31,000	204,537	—		235,537
Norman Godinho	15,000	204,537	—		219,537
Douglas Broyles	22,500	204,537	14,402	(2)	241,439
Alan Krock	30,000	204,537	20,546	(2)	255,083

Total	131,000	1,022,685	34,948		1,188,633

(1)

Reflects the aggregate grant date fair value of option awards granted in 2009 computed in accordance with the Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation, but excluding any estimate of future forfeitures (“FASB ASC Topic 718”). See Note 6 of the consolidated financial statements under Item 8—“Financial Statements and Supplementary Data” of this report regarding the assumptions underlying the valuation of equity grants. Each director was granted an option to purchase 20,000 shares on July 22, 2009 at an exercise price of $19.67 per share. The options vest as to 1/12th of the shares subject to the option at the end of each calendar month following the date of grant.

(2)	Reflects the aggregate incremental cost of medical, dental and vision insurance premiums paid by us on behalf of the individual director.

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Employee directors are not compensated for board services in addition to their compensation as employees. Consequently, during fiscal year 2009, Mr. Jankov did not receive compensation for his role as a director.

Cash Compensation

For fiscal year 2009, the Compensation Committee retained Radford Surveys and Consulting, a business unit of AON Consulting, Inc. (“Radford”), as an independent, third-party consulting firm to review non-employee director compensation. Based on the results of the review by Radford, and the Committee’s goal of retaining and motivating highly qualified non-employee directors, the Compensation Committee recommended to the board of directors that the annual equity and cash compensation granted to each non-employee director remain unchanged for fiscal 2009. The board of directors accepted the recommendation of the Compensation Committee, and on July 22, 2009 approved cash compensation to our non-employee directors as follows:

•	$15,000 to each of our non-employee directors for service on our board of directors;

•	An additional $15,000 to Mr. Krock for service as the chairman of the Audit Committee, and $5,000 to each of Mr. Perham and Mr. Domenik for services as members of our Audit Committee;

•	An additional $10,000 to Mr. Domenik for service as the chairman of the Compensation Committee, and $2,500 to Mr. Perham for service as a member of our Compensation Committee;

•

An additional $7,500 to Mr. Broyles for service as the chairman of our Governance and Nominating Committee, and $1,000 to Mr. Domenik for service as a member of our Governance and Nominating Committee; and

•	An additional $10,000 to Mr. Perham for service as the lead independent director.

Equity Compensation

In connection with their board service, non-employee directors are eligible to receive, and have received, stock options under our 2004 Equity Incentive Plan (the “2004 Plan”). Under the terms of the 2004 Plan, each non-employee director receives an initial option grant to purchase 80,000 shares of our common stock upon first becoming a member of our board of directors. The initial option vests and becomes exercisable over three years from the date of grant, with the first 25% of the shares subject to the initial option vested on the date of grant, and the remainder vesting monthly thereafter.

In addition, at the first regularly scheduled meeting of our board of directors following each annual meeting of stockholders, each non-employee director is automatically granted a non-statutory option to purchase 20,000 shares of our common stock, provided the director has served on our board or directors for at least six months. These options vest on a monthly basis and become exercisable in full on the first anniversary of the date of grant. The exercise price of stock options granted to directors is equal to the fair market value of a share of our common stock on the date of grant, which under the 2004 Plan is the closing price per share of our common stock on the principal public market on which it is listed for trading, which was the NASDAQ Global Select Market, or Nasdaq GS, in 2009. The accounting value of stock option grants to directors is calculated using the same methodology that we use to determine the accounting charge associated with similar equity-based awards for the fiscal period immediately preceding the grant date. We measure the fair value of option awards using the Black-Scholes option pricing model which requires a number of complex and subjective assumptions including our stock price volatility, option exercise patterns (expected life of options), future forfeiture rates and related tax effects.

During fiscal 2009, all option grants to board members were to continuing board members, each of whom received options to purchase 20,000 shares of our common stock. The grants were made on July 22, 2009 at an exercise price of $19.67 per share, which was the closing price of our common stock on the Nasdaq GS on the same date.

Other Compensation

Beginning in April 2008, the members of our board of directors became eligible to participate in our health care insurance plans, including medical, dental and vision coverage, to the same extent that our non-director employees are eligible to participate in such plans. In 2009, non-employee directors Broyles and Krock enrolled in our medical, dental and vision plans, and we paid the medical insurance premiums on their behalf.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

Our Compensation Committee is composed of directors Domenik and Perham, who are independent, non-employee directors. The Compensation Committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers (including our chief executive officer) and directors, reviews and approves performance objectives for our officers and evaluates their performance in light of these objectives, administers our stock option and employee benefits plans, reviews and approves our general policies relating to compensation and benefits, and reviews and approves this Compensation Discussion and Analysis report for inclusion in this report.

Compensation Philosophy and Objectives

Our compensation philosophy and the objective of our compensation program is to align the interests of our stockholders and management by integrating executive compensation with our annual and long-term corporate strategic and financial objectives. We believe that the overall compensation for our executive officers should be fair, reasonable and competitive to attract, retain, motivate and reward well-qualified executives who contribute to our long-term success. Accordingly, our compensation program is designed to reward the performance of each executive officer and recognize the officer’s contribution to our overall performance in a particular fiscal year, as well as to our long-term strategic and financial objectives.

Consistent with our compensation philosophy and objectives, we consider many factors in determining appropriate compensation for our executive officers, including:

•	the experience and career potential of each officer;

•	the competitive market for both short-term and long-term compensation;

•	the prior compensation earned and awarded to each officer;

•	our success in achieving its strategic and financial goals; and

•	our need to obtain, retain and motivate highly qualified individuals.

To guide in the implementation of our compensation philosophy, our compensation program is designed to:

•	include equity grants that typically vest over multiple years to align long-term employee interests with the interests of our stockholders;

•	provide a meaningful link between the Company’s goals and execution by the executive management team to support achievement of such goals; and

•	provide a competitive blend of short-term and long-term compensation to provide meaningful incentives for individual achievement.

Our total compensation packages may include base salary, annual cash bonuses and commissions, all paid in cash, as well as long-term compensation in the form of equity compensation including stock options, restricted stock and restricted stock units. Additionally, our compensation packages include a 401(k) plan, medical and other benefits, and severance and change-in-control and other post-termination benefits.

Competitive Market Data

Determining the competitive landscape is an essential step in implementing our compensation objectives. We and the Compensation Committee annually review competitive market information for executive officers, including short-term incentives, such as base salaries, cash bonuses and commissions, and long-term incentives, in the form of equity compensation, including stock options, performance shares, restricted stock and restricted stock units. As a part of this annual assessment, we and the Compensation Committee engage an independent compensation consultant to assist us in collecting and analyzing relevant market data for a selected peer group of companies.

For fiscal year 2009, the Compensation Committee retained Radford as an independent, third-party consulting firm, in connection with its review of executive compensation. Working with Radford and our CEO, CFO and Corporate Secretary, the Compensation Committee selected a peer group of the following companies included in the 2008 Radford Executive Survey and 2008 Radford Benchmark Surveys (collectively the “Surveys”): Actel Corporation, Anadigics, Inc., Applied Micro Circuit Corporation, Applied Signal Technology, Inc., Blue Coat Systems, Inc., Cirrus Logic, Inc., Integrated Device Technology, Inc., Lattice Semiconductor Corporation, Micrel, Inc., Microsemi Corporation, Mindspeed Technologies, Inc., Monolithic Power Systems, Inc., PMC-Sierra, Inc., Power Integrations, Inc., Rambus, Inc., Riverbed Technology, Inc., Semtech Corporation, Silicon Image, Inc., Silicon Storage Technology, Inc., SonicWALL, Inc., Synaptics, Inc., and Tessera Technologies.

This peer group was selected based on many factors, including each company’s industry segment, revenue, number of employees, geographical location, age, growth rate, market capitalization and whether we believe we compete for the same or similar personnel. The comparative information from the selected peer group included total cash compensation (i.e., base salary, bonuses and commissions) and total long-term incentive compensation (i.e., equity in the form of stock options and other forms of stock compensation) for executive officers.

Compensation Elements

Based on comparative market information, our compensation philosophy and objectives, and our CEO’s evaluation of the performance of our executives, toward the end of the fiscal year the CEO submits his recommendations for executive compensation for the upcoming fiscal year to the Compensation Committee. The Compensation Committee reviews these recommendations and comparative market data from the Surveys, and together with the Committee’s own general knowledge of the competitive market place and the Committee’s desire to retain, motivate and reward the executive officers, the Committee subjectively determines a compensation package for each executive officer. The Committee submits its recommended proposal to the full board of directors for approval at the first meeting in the new fiscal year.

In general, our executive officer compensation packages combine and allocate cash and equity-based compensation taking into account the role of each executive officer of ours, market practices, and the total value of all forms of compensation including benefits and perquisites available to the individual. Our total compensation packages include base salary, annual cash bonuses and, in some cases, sales commission, which are all paid in cash, as well as long-term compensation in the form of equity compensation including stock options and restricted stock. The rationale, design, reward process, and related information regarding the components of compensation are described generally below. Other than the annual bonus program described below, we have no profit-sharing or deferred compensation programs.

We do not currently have any equity or other security ownership policy that mandates ownership of amounts of our common stock by our executive officers, but we consider equity awards to be a key component of executive compensation packages. We have change-of-control arrangements with each of our executive officers that provide for specific payments and benefits if their employment with us is terminated in connection with a change of control. These arrangements are discussed in detail below. Our board of directors considers such payments and benefits to be an integral part of a competitive compensation package for our executive officers.

Cash Compensation

Base Salary. We review executive salaries annually. For fiscal year 2009, the Compensation Committee reviewed salaries recommended by our CEO for the executive officers, and recommended to our board of directors the base salary of each executive officer on a case-by-case basis taking into account the individual officers’ responsibilities and performance, as well as targeting the 50th percentile of base salaries of executives having similar responsibilities to our executive officers from the peer group. The Compensation Committee believes that we can retain, motivate and align the interests of management with those of our stockholders by targeting executive base salaries at the 50th percentile of the selected peer group, and emphasizing stock appreciation by targeting long-term equity incentives at greater than the 50th percentile of the peer group. Consistent with this belief, on January 28, 2009, the Compensation Committee approved and recommended to the board of directors the following base salary increases for fiscal 2009 for our named executive officers effective January 1, 2009:

•	Mr. Jankov’s base salary was increased by 2% from 2008 to $383,700;

•	Mr. Tate’s base salary was increased by 2% from 2008 to $278,500;

•	Mr. Srinivasan’s base salary was increased by 2% from 2008 to $238,400;

•	Ms. Zander’s base salary was increased by 2% from 2008 to $255,300.

Also with respect to Ms. Zander, in January 2009, the board of directors approved a commission of 0.1% on all product sales in each of fiscal years 2009, 2010 and 2011. For fiscal year 2009, we paid Ms. Zander $174,688 in commissions. The Compensation Committee considers payment of a sales commission to be a material component of Ms. Zander’s cash compensation as head of our sales organization.

On October 30, 2009, Mr. Abdi joined the company as our Executive Vice President and General Manager in charge of our MPS/CPS processor products as a result of our acquisition of RMI Corporation, where he was RMI’s president and chief executive officer. Our Compensation Committee reviewed Mr. Abdi’s base salary as president and chief executive officer of RMI and, based on a recommendation by our chief executive officer, determined that Mr. Abdi’s base salary be an annualized rate of $350,000 for each of 2009 and 2010.

After reviewing competitive market compensation information and the performance by us and the executive management team as a whole in fiscal 2009, and based on the CEO’s recommendations, the Compensation Committee approved the following base salary increases for our named executive officers for fiscal 2010 on February 19, 2010:

•	Mr. Jankov’s base salary was increased by 2.5% from 2009 to $393,293;

•	Mr. Tate’s base salary was increased by 2.5% from 2009 to $285,463;

•	Mr. Srinivasan’s base salary was increased by 2.5% from 2009 to $244,360; and

•	Ms. Zander’s base salary was increased by 2.5% from 2009 to $261,683.

In addition, the Compensation Committee recognized that Ms. Zander will receive a commission of 0.1% on all product sales in each of fiscal years 2009, 2010 and 2011.

Bonuses. Our annual cash bonus plan is designed to reward our executive officers and other key contributors based on our overall strategic and financial performance during a fiscal year. The determination of our and individual executives’ performance is subjective in nature and is made with an emphasis on the performance of the entire executive management team and their respective departments in relation to our overall strategic and financial performance. Generally, if we perform well during the year, the named executive officers will receive their entire target bonuses, although the Compensation Committee has the discretion to waive or modify award bonuses above or below the target levels.

The primary corporate strategic accomplishments taken into account by the Compensation Committee in determining the amount of bonuses payable with respect to fiscal year 2009 were—

•	We successfully identified, closed and integrated the purchase of the network search engine business of Integrated Device Technology, Inc.;

•	We successfully identified and closed the purchase of the RMI Corporation;

•	We successfully transitioned all of our knowledge-based processor products to 55 nanometer technology;

•	We successfully taped out the company’s first product in 40 nanometer technology;

•	We achieved a record number of design wins;

•	We grew our patent portfolio by over 170 issued U.S. patents; and

•	We delivered the industry’s first quad 10 Gigabit Ethernet physical layer product.

The primary corporate financial accomplishments taken into account by the Compensation Committee in determining the amount of bonuses payable with respect to fiscal year 2009 were—

•	We achieved 25% year-over-year revenue growth;

•	We achieved 25% non-GAPP operating income in a challenging macro economic backdrop; and

•	We achieved greater than 65% non-GAAP gross product margins.

In January 2009, based on the CEO’s recommendation and relevant market data from the peer group, the Compensation Committee and board of directors had set the following target bonus pay-outs for the named executive officer as a percentage of his or her respective 2009 base salary: 100% for Mr. Jankov; 40% for Mr. Tate; 38% for Ms. Zander; and 40% for Mr. Srinivasan.

Also in January 2009, the Compensation Committee and board of directors approved a cash bonus pool of up to 5.5% of our non-GAAP net income for fiscal 2009 to distribute at the Compensation Committee’s discretion to the named executive officers and our other executives and key employees based on an overall assessment of the achievement of our strategic and financial goals as outlined above. Non-GAAP net income was calculated for this purpose by removing the following expenses from GAAP net income for the year ended December 31, 2009: (1) stock-based compensation and related payroll tax expense of $41.2 million, (2) changes in contingent earn-out liability of $2.0 million, (3) charges totaling $20.6 million associated with the amortization of intangible assets, (4) fair value adjustments related to acquired inventory of $20.4 million, (5) acquisition-related costs of $5.4 million, (6) debt issuance cost written-off of $0.5 million, (7) interest income on RMI bridge note of $0.6 million, (8) tax benefit of inventory fair value adjustment of $5.3 million, (9) adjustments to certain tax reserves related to an intercompany license agreement of $3.6 million, and (10) establishment of deferred tax asset valuation allowance on a portion of the state of California research and development credit carryforward of $3.0 million.

For the purposes of determining the established financial goals, non-GAAP gross margin, non-GAAP operating margin and non-GAAP earnings per share were determined as follows:

•

Non-GAAP gross margin was calculated by removing the following expenses from GAAP gross profit for the year ended December 31, 2009: (1) stock-based compensation expense of $0.7 million, and (2) charges totaling $18.9 million associated with the amortization of intangible assets, and fair value adjustments to acquired inventory of $20.4 million.

•

Non-GAAP operating margin was calculated by removing the following expenses from GAAP net loss from operations for the year ended December 31, 2009: (1) stock-based compensation and related payroll tax expense of $41.2 million, (2) changes in contingent earn-out liability of $2.0 million, (3) charges totaling $20.6 million associated with the amortization of intangible assets, (4) fair value adjustments related to acquired inventory of $20.4 million, and (5) acquisition-related costs of $5.4million.

•

Non-GAAP earnings per share was calculated by dividing non-GAAP net income by the number of shares outstanding for computing diluted earnings per share under GAAP, as adjusted for: (1) the benefits of SFAS 123R compensation costs attributable to future services and not yet recognized in the financial statements that are treated as proceeds assumed to be used to repurchase shares under the GAAP treasury stock method, and (2) the effect of dilutive potential common shares due to reporting non-GAAP net income.

In January 2010, the Compensation Committee, with input from our CEO, assessed our performance and achievements in 2009, and based on this review, recommendations by the CEO and market information concerning the peer group, the Compensation Committee recommended to the board of directors that 135% of the target bonuses be paid to the named executive officers which as a percentage of their respective 2009 annual base salaries were: 135% for Mr. Jankov; 54% for Mr. Tate; 51% for Ms. Zander; and 54% for Mr. Srinivasan. Each of these percentages exceeded the target bonus level for the named executive officer. Mr. Jankov received the largest target bonus increase in recognition of his leadership of the executive management team, and to bring his 2009 total cash compensation up to approximately the 50th percentile of the average cash compensation for chief executive officers in the peer group companies. Our board of directors approved these recommendations at its first meeting in January 2010. These bonus amounts were reasonably consistent with bonuses for the comparable executive positions at the peer group companies and were paid from the 2009 cash bonus pool in January 2010.

With respect to Mr. Abdi, RMI Corporation had determined that he was eligible for a bonus of $88,000 for their fiscal year 2009. On the basis of a recommendation of our chief executive officer, our Compensation Committee approved the payment of the $88,000 bonus for fiscal year 2009 to Mr. Abdi in January 2010.

Long-Term Incentive Compensation

Based on our compensation philosophy and objectives, we seek to pay a substantial portion of the total compensation for our executive officers in the form of long-term equity incentives. Historically, this has been in the form of stock options and restricted stock units that vest over a defined period of employment, which we believe best encourages employee retention and long-term performance, and aligns employee and stockholder interests. Stock options and restricted stock units typically have been granted to executive officers when the executive first joins us, and annually as part of each executive’s annual performance review.

In general, options are granted with an exercise price equal to the fair market value of a share of our common stock on the grant date. As defined in our stock option plans, fair market value is the closing price of our common stock as quoted on the applicable trading market on the grant date. Typically, the Compensation Committee awards stock options and restricted stock units that vest and become exercisable solely on the basis of continued employment, or other service, and usually in the case of initial hiring grants, with respect to 25% of the total shares within one year after the date of grant and 1/48th of the total shares per month of service thereafter. For grants made after the initial hiring grant, the Compensation Committee establishes a target number of awards that will vest in each calendar year, and makes grants accordingly.

Our board of directors has delegated to the Compensation Committee the authority to grant stock and other equity awards, including awards to our executive officers. The Compensation Committee generally grants stock awards to executive officers and other employees of the Company on the fifth day of each calendar month, or the next trading day if the NASDAQ Stock Market is closed on that date. The Compensation Committee believes that having pre-determined grant dates throughout the year reduces the degree of subjectivity of award grant date selection, provides greater transparency to its award granting practices, and offers potential grantees more predictability as to grant dates. In all circumstances, however, awards will be considered granted only on the date the Compensation Committee meets and approves the grants, or the date on which all members of the Compensation Committee sign a unanimous written consent approving the grants.

The Compensation Committee annually reviews the long-term equity compensation provided to the Company’s executive officers to further the Company’s compensation philosophy and objectives to attract, retain and motivate its executive officers. Toward the end of each year the CEO submits his recommendations for target equity awards for the executive officers as a group and for each executive officer for the following fiscal year to the Compensation Committee, which may accept or modify his recommendations. The Committee then recommends target annual equity awards to the board of directors for approval at the first meeting of the board in the new fiscal year.

In determining the size of option awards for fiscal year 2009, the Compensation Committee and board of directors referenced a blend of the 50th and the 75th percentile of the long-term equity compensation of executives in the Radford compiled comparative peer group identified above having similar responsibilities to our executive officers, along with other relevant information, including the Company’s size, industry and growth rate relative to the peer group, the competitive market for highly skilled talent, and volatility of our stock price. They also considered the size of the existing stock option pool and that the awards to named executive officers would have to be structured to fit within the net target stock option pool for the entire work force in 2009 of approximately 3% to 5% of the common shares outstanding. In determining the net target stock option pool, the Compensation Committee referenced the range represented by the gross equity burn rate, as determined by Radford, of the peer group of companies, as well as our past and anticipated growth in work force.

Moreover, based on competitive market data provided by Radford and other sources, the Compensation Committee, CEO and CFO observed at the end of fiscal year 2007 that an increasing number of other companies had been granting a higher percentage of shares of restricted stock relative to stock option shares. This enables the grant of a smaller number of shares due to the higher economic value of shares of restricted stock to the recipient on grant date. Thus, a company can preserve its stock option pool for a longer period of time, and reduce the number of shares outstanding, by granting restricted stock as a portion of long-term equity incentives to its employees. For these reasons, our CEO, CFO and Compensation Committee determined that beginning in 2008 they would recommend the granting of restricted stock units representing the right to acquire common stock at no cost to the employee, in addition to stock option grants, as part of annual performance reviews. The CEO, CFO and Compensation Committee recommended to the board of directors that executive officers and other employees of the Company be targeted to vest in each of fiscal years 2008, 2009, 2010 and 2011 restricted stock units equal to approximately 33% of the target stock option grant for fiscal year 2007, and stock options also equal to approximately 33% of the target stock option grant for fiscal year 2007. The target stock options for fiscal year 2007 for the named executive officers were 190,000 shares for Mr. Jankov, 79,200 shares for Ms. Zander, 79,200 shares for Mr. Tate, and 70,000 shares for Mr. Srinivasan. Accordingly, the Compensation Committee set the following targets for stock options and restricted stock unit grants for the named executive officers:

•	stock options for 62,700 shares and restricted stock units for 62,700 shares for Mr. Jankov;

•	stock options for 26,400 shares and restricted stock units for 26,400 shares for Mr. Tate;

•	stock options for 26,400 shares and restricted stock units for 26,400 shares for Ms. Zander; and

•	stock options for 23,100 shares and restricted stock units for 23,100 shares for Mr. Srinivasan.

Each of the named executive officers had previously been granted equity awards to satisfy the targets in each of fiscal years 2008, 2009, 2010 and 2011. The Compensation Committee granted the number of stock options in fiscal 2009 noted above to Mr. Jankov, Mr. Tate, Ms. Zander and Mr. Srinivasan on January 5, 2009. The Compensation Committee chose to grant the stock option awards in January 2009 to enhance the incentive and retention benefits of the awards. Each option award granted in 2009 vests and becomes exercisable solely on the basis of continued employment, or other service, with respect to one-twelfth of the total shares subject to the option at the end of each calendar month of fiscal year 2012.

The Compensation Committee granted one-half of the targeted restricted stock units noted above to Mr. Tate, Ms. Zander and Mr. Srinivasan on each of May 5, 2009 and November 5, 2009. The restricted stock unit awards granted on May 5, 2009 vest in full on May 5, 2012 based solely on the basis of continued employment, or other service. The restricted stock unit awards granted on November 5, 2009 vest in full on November 5, 2012 based solely on continued employment, or other service.

Due to the exceptional strategic and financial results of the Company over the past several years, the Compensation Committee also determined in January 2009 to increase Mr. Jankov’s annual targeted restricted stock units to 72,700 shares. As such, the Compensation Committee granted Mr. Jankov half of the new annual targeted restricted stock units, or 36,350 shares, on each of May 5, 2009 and November 5, 2009 to vest in full on May 5, 2012 and November 5, 2012, respectively, based solely on Mr. Jankov’s continued employment or other service. Additionally, the Compensation Committee granted Mr. Jankov restricted stock units for 20,000 shares on May 5, 2009 that vest with respect to 5,000 shares subject to the award on May 5 and November 5, 2010 and May 5 and November 5, 2011, respectively, to bring the total number of restricted stock units that vest in each of these years to the new annual target of 36,350 shares. These additional restricted stock units vest solely on Mr. Jankov’s continued employment or other service with the Company.

In connection with the acquisition of RMI, and based on a recommendation by Mr. Jankov, the Compensation Committee granted Mr. Abdi: (i) 91,690 shares of the Company’s common shares on November 2, 2009, of which Mr. Abdi received on the same day a net issuance of 54,602 shares from the Company after applicable withholding taxes; (ii) stock options for 567,334 shares that vest as to one-fifth of the shares subject to the award on October 31, 2010, and as to one forty-eighth of the remaining shares subject to the award each month thereafter based solely on Mr. Abdi’s continued employment or other service; (iii) restricted stock units for 137,534 shares that vest as to 50% of the shares subject to the award on each of April 30, 2010 and October 31, 2010 based solely on Mr. Abdi’s continued employment or other service; and (iv) restricted stock units for 189,110 that vest as to one-sixth of the shares subject to the award on April 30, 2011 and with respect to one-fifth of the remaining shares subject to the award each six months thereafter based solely on Mr. Abdi’s continued employment or other service.

Other Benefits

Employee Stock Purchase Plan. In order to provide employees at all levels with greater incentive to contribute to our success, we provide employees, including executive officers, with the opportunity to purchase discounted shares of common stock under the 2004 Employee Stock Purchase Plan, which is intended to be a qualified plan under Section 423 of the Internal Revenue Code. Offerings under this plan commence on the first business day on or after January 1 and July 1 of each year, unless otherwise specified by the board of directors. The offering period is open for six months. The price at which shares may be purchased during the offering period is the lower of 85% of the fair market value of a share of our common stock at either the beginning or end of each six-month period. The price of the total number of shares purchased by each employee is accumulated by payroll deductions over each offering period. An employee’s total purchases in any year can not exceed $25,000 in value or 10% of the total of his/her salary, whichever is less.

Additional Benefits. We offer additional benefits designed to be competitive with overall market practices, and to attract, retain and motivate the talent needed by us to achieve its strategic and financial goals. All United States salaried employees, including officers, are eligible to participate in our Section 401(k) plan, health care coverage, life insurance, disability, paid time-off and paid holidays. Certain named executive officers are entitled to receive additional benefits upon an acquisition as described below under “Potential Payments Upon Termination Or Change-Of-Control.”

Tax Considerations

Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. We believe that achieving the compensation objectives discussed above is more important than the benefit of tax deductibility and our executive compensation programs may, from time to time, limit the tax deductibility of compensation. Nevertheless, when not inconsistent with these objectives, we endeavor to award compensation that will be deductible for income tax purposes. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. Our employee stock option plans and option grants to executives have been structured so that any compensation deemed paid to an executive officer in connection with the exercise of options with an exercise price equal to the fair market value of the shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. However, we have not structured grants of restricted stock and restricted stock units to qualify as performance-based compensation. Thus, those awards are likely to cause the compensation of individual covered executive officers to exceed the $1 million limit in the future with a resulting loss of tax deduction to us. The Compensation Committee does not expect to take any action at this time to modify cash compensation payable to the executive officers that would result in the application of Section 162(m).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

COMPENSATION COMMITTEE

Stephen Domenik, Chairman

Leonard Perham

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2009, 2008 and 2007 for: (i) our principal executive officer; (ii) our principal financial officer; and (iii) three other of our executive officers, who, based on their total compensation, were the most highly compensated in 2009. We refer to them in this collectively as the “named executive officers”.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Ronald Jankov	2009	383,700		518,927	(2)	1,811,953	(5)	384,627	(5)	—		3,099,207
Chief Executive Officer and President (Principal Executive Officer)	2008 2007	376,200 313,500		352,688 249,949	(3) (4)	868,552 —	(6) (7)	476,341 2,544,545	(6) (7)	— —		2,073,781 3,107,994

Michael Tate	2009	278,500		150,661	(2)	520,938	(5)	161,948	(5)	—		1,112,047
Vice President and Chief Financial Officer (Principal Financial Officer)	2008 2007	273,000 118,333		120,386 59,083	(3) (4)	383,380 1,695,500	(6) (7)	57,450 1,922,349	(6) (7)	— —		834,216 3,795,265

Marcia Zander	2009	429,988	(1)	131,205	(2)	520,938	(5)	161,948	(5)	10,026	(8)	1,254,105
Senior Vice President, Worldwide Sales	2008 2007	394,098 376,607	(1) (1)	104,625 95,918	(3) (4)	365,706 —	(6) (7)	200,565 1,071,026	(6) (7)	16,880 14,306	(8) (8)	1,081,874 1,557,857

Varadarajan Srinivasan	2009	238,400		132,022	(2)	455,821	(5)	141,705	(5)	—		967,948
Vice President of Product Development and Chief Technical Officer	2008 2007	233,700 222,600		102,828 94,275	(3) (4)	319,993 —	(6) (7)	175,494 913,970	(6) (7)	— —		832,015 1,230,845

Behrooz Abdi	2009	58,333		88,000	(2)	8,001,067	(5)	5,495,538	(5)	15,833	(9)	13,658,771
Executive Vice President and General Manager

(1)	Includes $174,688 in sales commissions earned in fiscal 2009, $143,798 in sales commissions earned in fiscal 2008, and $138,207 in sales commissions earned in fiscal 2007.

(2)	Reflects annual bonus earned in fiscal 2009 and paid in fiscal 2010.

(3)	Reflects annual bonus earned in fiscal 2008 and paid in fiscal 2009.

(4)	Reflects annual bonus earned in fiscal 2007 and paid in fiscal 2008.

(5)	Reflects the aggregate grant date fair value of option awards granted in 2009 computed in accordance with FASB ASC Topic 718. See Note 6 of the notes to our consolidated financial statements under Item 8—“Financial Statements and Supplementary Data” of this report regarding the assumptions underlying the valuation of equity grants.

(6)	Reflects the aggregate grant date fair value of option awards granted in 2008 computed in accordance with FASB ASC Topic 718. See Note 6 of the notes to our consolidated financial statements under Item 8—“Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2008 regarding the assumptions underlying the valuation of equity grants.

(7)	Reflects the aggregate grant date fair value of option awards granted in 2007 computed in accordance with FASB ASC Topic 718. See Note 7 of the notes to our consolidated financial statements under Item 8—“Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2007 regarding the assumptions underlying the valuation of equity grants.

(8)	Represents reimbursement of car expenses.

(9)	Represents the gross-up value of housing rental payments made by the Company for the benefit of the named executive officer.

GRANTS OF PLAN-BASED AWARDS

For Fiscal Year Ended December 31, 2009

The following table sets forth certain information regarding plan-based awards granted to the named executive officers during the fiscal year ended December 31, 2009.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($) (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share) (10)	Grant Date Fair Value of Stock and Option Awards ($) (11)
Ronald Jankov	1/5/2009	—	—		62,700	(8)	10.95	384,627
	5/5/2009	—	25,000	(2)	—		—	471,750
	5/5/2009	—	31,350	(3)	—		—	591,575
	11/5/2009	—	36,350	(4)	—		—	748,628
	1/28/2010	518,927	—		—		—	—

Michael Tate	1/5/2009	—	—		26,400	(8)	10.95	161,948
	5/5/2009	—	13,200	(3)	—		—	249,084
	11/5/2009	—	13,200	(4)	—		—	271,854
	1/28/2010	150,661	—		—		—	—

Marcia Zander	1/5/2009	—	—		26,400	(8)	10.95	161,948
	5/5/2009	—	13,200	(3)	—		—	249,084
	11/5/2009	—	13,200	(4)	—		—	271,854
	1/28/2010	131,205	—		—		—	—

Varadarajan Srinivasan	1/5/2009	—	—		23,100	(8)	10.95	141,705
	5/5/2009	—	11,550	(3)	—		—	217,949
	11/5/2009	—	11,550	(4)	—		—	237,872
	1/28/2010	128,968	—		—		—	—

Behrooz Abdi	10/30/2009	—	91,690	(5)	—		—	1,742,568
	11/2/2009	—	—		567,334	(9)	19.16	5,495,538
	11/2/2009	—	137,534	(6)	—		—	2,635,151
	11/2/2009	88,000	189,110	(7)	—		—	3,623,348

(1)	The amounts refer to the actual payouts under our annual bonus plan for services performed in fiscal 2009. The payout amount for each named executive officer was reviewed and approved by the Compensation Committee on February 19, 2010.

(2)	This restricted stock unit award was granted under our 2004 Plan and vests with respect to one-fifth of the shares subject to the award on each of May 5, 2010, November 5, 2010, May 5, 2011, November 5, 2011 and May 5, 2012, subject to continued employment.

(3)	These grants were granted under our 2004 Plan and vest in full on May 5, 2012, subject to continued employment.

(4)	These grants were granted under our 2004 Plan and vest in full on November 5, 2012, subject to continued employment.

(5)	This reflects the number of common shares issued by the Company in connection with the RMI acquisition, which pursuant to Nasdaq Listing Rule 5635(a) was granted from the Company’s total authorized shares and not pursuant to a pre-existing stock plan.

(6)	This restricted stock unit award vests with respect to 50% of the shares subject to the award on April 30, 2010, and as to the remainder of the shares subject to the award on October 31, 2010, subject to continuous employment. The award was issued by the Company in connection with the RMI acquisition, which pursuant to Nasdaq Listing Rule 5635(a) was granted from the Company’s total authorized shares and not pursuant to a pre-existing stock plan.

(7)	This restricted stock unit award vests with respect to one-fifth of the shares subject to the award on April 30, 2011, and with respect to one-sixth of the remaining shares subject to the award each six months thereafter, subject to continued employment. The award was issued by the Company in connection with the RMI acquisition, which pursuant to Nasdaq Listing Rule 5635(a), was granted from the Company’s total authorized shares and not pursuant to a pre-existing stock plan.

(8)	The option awards have a 10 year term and vest with respect to one-twelfth of the shares subject to the grant on the last day of each calendar month in 2012, subject to continued employment.

(9)	This option award has a 10 year term and vests with respect to one-fifth of the shares subject to the option on October 31, 2010, and with respect to one forty-eighth of the remaining shares subject to the option each calendar month thereafter, subject to continuous employment. The award was issued by the Company in connection with the RMI acquisition, which pursuant to Nasdaq Listing Rule 5635(a), was granted from the Company’s total authorized shares and not pursuant to a pre-existing stock plan.

(10)	The exercise prices for the option awards are equal to the closing prices of our common stock on the Nasdaq GS on the respective grant dates.

(11)	The grant date fair value for each award is computed in accordance with ASC 718 as of the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2009

The following table sets forth certain information concerning outstanding equity awards held by the named executive officers at December 31, 2009:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(1)(2) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3) (h)
Ronald Jankov	35,416	—		$6.50	5/31/2014	—		—
	37,502	—		$6.00	7/8/2014	—		—
	21,874	—		$3.02	10/26/2014	—		—
	24,610	—		$6.33	4/19/2015	—		—
	24,610	—		$6.25	4/25/2015	—		—
	29,170	—		$10.71	9/14/2015	—		—
	30,080	—		$9.05	10/9/2015	—		—
	47,518	2,066	(4)	$16.86	2/22/2016	—		—
	41,324	8,260	(5)	$11.70	7/31/2016	—		—
	55,086	14,496	(6)	$9.92	10/30/2016	—		—
	82,628	30,706	(7)	$11.97	1/29/2017	—		—
	94,868	—		$15.15	6/4/2017	—		—
	—	136,844	(8)	$15.15	6/4/2017	—		—
	—	62,700	(10)	$13.93	1/6/2018	—		—
	—	62,700	(11)	$10.95	1/4/2019	—		—
	—	—		—	—	31,350	(13)	725,126
	—	—		—	—	31,350	(14)	725,126
	—	—		—	—	25,000	(15)	578,250
	—	—		—	—	31,350	(16)	725,126
	—	—		—	—	36,350	(17)	840,776

Michael Tate	132,917	87,083	(9)	$16.96	7/17/2017	—		—
	—	7,562	(10)	$13.93	1/6/2018	—		—
	—	26,400	(11)	$10.95	1/4/2019	—		—
	—	—		—	—	50,000	(18)	1,156,500
	—	—		—	—	10,000	(19)	231,300
	—	—		—	—	3,782	(13)	87,478
		—		—	—	3,782	(14)	87,478
	—	—		—	—	13,200	(16)	305,316
	—	—		—	—	13,200	(17)	305,316

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(2) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3) (h)
Marcia Zander	20,000	—		$1.00	1/19/2014	—		—
	19,500	—		$6.50	5/31/2014	—		—
	16,874	—		$6.00	7/8/2014	—		—
	13,126	—		$6.33	4/19/2015	—		—
	13,126	—		$6.25	4/25/2015	—		—
	17,500	—		$10.71	9/14/2015	—		—
	17,500	—		$9.05	10/9/2015	—		—
	19,010	824	(4)	$16.86	2/22/2016	—		—
	16,534	3,300	(5)	$11.70	7/31/2016	—		—
	23,617	6,215	(6)	$9.92	10/30/2016	—		—
	30,567	12,099	(7)	$11.97	1/29/2017	—		—
	42,414	—		$15.15	6/4/2017	—		—
	—	59,290	(8)	$15.15	6/4/2017	—		—
	—	26,400	(10)	$13.93	1/6/2018	—		—
	—	26,400	(11)	$10.95	1/4/2019	—		—
	—	—		—	—	13,200	(13)	305,316
	—	—		—	—	13,200	(14)	305,316
	—	—		—	—	13,200	(16)	305,316
	—	—		—	—	13,200	(17)	305,316

Varadarajan Srinivasan	18,370	824	(4)	$16.86	2/22/2016	—		—
	826	3,300	(5)	$11.70	7/31/2016	—		—
	1,243	6,215	(6)	$9.92	10/30/2016	—		—
	1,729	12,099	(7)	$11.97	1/29/2017	—		—
	32,316	—		$15.15	6/4/2017	—		—
	—	49,290	(8)	$15.15	6/4/2017	—		—
	—	23,100	(10)	$13.93	1/6/2018	—		—
	—	23,100	(11)	$10.95	1/4/2019	—		—
	—	—		—	—	11,550	(13)	267,152
	—	—		—	—	11,550	(14)	267,152
	—	—		—	—	11,550	(16)	267,152
	—	—		—	—	11,550	(17)	267,152
Behrooz Abdi	—	567,334	(12)	$19.16	11/1/2019	—		—
	—	—		—	—	137,534	(20)	3,181,161
	—	—		—	—	189,110	(21)	4,374,114

(1)	Each grant has a 10 year term. The vesting of any unvested shares subject to each of the listed awards is subject to the recipient’s continuous employment.

(2)	All option awards that were exercisable at fiscal year end were vested as of December 31, 2009.

(3)	Market value determined by multiplying the number of restricted shares in column (g) by $23.13 per share, which was the closing price of our common stock on the Nasdaq GS on December 31, 2009 (as adjusted to reflect the 2-for-1 stock dividend paid on March 19, 2010).

(4)	Remaining unvested options subject to these grants vest in equal monthly installments on the last day of each calendar month from January 31, 2010 through and including February 28, 2010.

(5)	Remaining unvested options subject to these grants vest in equal monthly installments on the last day of each calendar month from January 31, 2010 through and including August 31, 2010.

(6)	Remaining unvested options subject to these grants vest in equal monthly installments on the last day of each calendar month from January 31, 2010 through and including October 31, 2010.

(7)	Remaining unvested options subject to these grants vest in equal monthly installments on the last day of each calendar month from January 31, 2010 through and including January 31, 2011.

(8)	Stock options vest with respect to one-twelfth of the shares subject to the grant on the last day of each calendar month in 2010.

(9)	Remaining unvested options subject to this grant vests in equal monthly installments on the last day of each calendar month from January 31, 2010 through and including July 31, 2011.

(10)	Stock options vest with respect to one-twelfth of the shares subject to the grant on the last day of each calendar month in 2011.

(11)	Stock options vest with respect to one-twelfth of the shares subject to the grant on the last day of each calendar month in 2012.

(12)	Stock option vests with respect to one-fifth of the total number of shares subject to the option on October 31, 2010, and with respect to one forty-eighth of the remaining number of shares subject to the grant each calendar month thereafter.

(13)	These restricted stock unit awards vest in full on May 5, 2011.

(14)	These restricted stock unit awards vest in full on November 5, 2011.

(15)	This restricted stock award vests with respect to one-fifth of the total number of shares subject to the award on each of May 5, 2010, November 5, 2010, May 5, 2011, November 5, 2011 and May 5, 2012.

(16)	These restricted stock unit awards vest in full on May 5, 2012.

(17)	These restricted stock unit awards vest in full on November 5, 2012.

(18)	Remaining unvested number of shares subject to this restricted stock award vests in equal installments on each of July 18, 2010 and July 18, 2011.

(19)	Remaining unvested number of shares subject to this restricted stock unit award vests in equal installments on each of August 5, 2010 and August 5, 2011.

(20)	Restricted stock unit award that vests with respect to one-half of the total number of share subject to the award on each of April 30, 2010 and October 31, 2010.

(21)	Restricted stock unit award that vests with respect to one-sixth of the total number of shares subject to the award on April 30, 2011, and with respect to one-fifth of the remaining shares subject to the award each six months thereafter.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the options exercised by our named executive officers during the year ended December 31, 2009 and the values realized upon exercise:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Michael Tate	—	—	30,000	574,275
Marcia Zander	24,624	434,227	—	—
Varadarajan Srinivasan	219,378	2,818,332	—	—
Behrooz Abdi	—	—	91,690	1,742,568

(1)	Value is the excess of the closing price of a share of common stock on the Nasdaq GS on the date of exercise over the exercise price multiplied by the number of shares purchased upon exercise of the option.

(2)	Value is the closing price of a share of common stock on the Nasdaq GS on the date of vesting multiplied by the number of shares that vested on that date.

EQUITY COMPENSATION PLAN SUMMARY

The following table sets forth certain information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights as of December 31, 2009 (3)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (4)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans as of December 31, 2009
Equity compensation plans approved by stockholders	8,238,110	(1)(5)	$11.72	(1)	1,253,371	(7)
Equity compensation plans not approved by stockholders (2)	1,602,456	(6)	$15.56		385,598

(1)	This reflects our 2000 Plan, 2004 Plan and 2004 Employee Stock Purchase Plan. The 2004 Plan provides for an annual increase of 300,000 shares in the number of shares reserved thereunder on January 1 of each year. The 2004 Employee Stock Purchase Plan provides for an annual increase of 150,000 shares in the number of shares reserved thereunder on January 1 of each year.

(2)	This reflects stock options granted in 2009 in accordance with Marketplace Rule 5635(c)(4) (formerly Rule 4350(i)(l)(A)(iv)) of the NASDAQ listing rules to new employees as inducements material to their entering into employment with us. All such stock options have an exercise price equal to the fair market value on their grant dates. The options have a 10-year term and vest over four years as follows: one-fourth of the shares subject to the option vest on the first anniversary of the vesting commencement date, and one thirty-sixth of the remaining shares subject to such option at the end of each calendar month thereafter, subject to the optionee’s continued service with the Company.

(3)	In connection with the Aeluros Acquisition in October 2007, we assumed options held by former employees and consultants of Aeluros under the Aeluros 2001 Stock Option/Stock Issuance Plan exercisable for 208,000 shares of common stock (after giving effect to the exchange ratio provided in the acquisition agreement). Of these assumed options, options to purchase 119,600 shares of common stock were outstanding as of December 31, 2009. These remaining outstanding options have a weighted average exercise price of $2.23 per share. No further awards will be made under this plan. Statistics regarding the assumed options are not included in the above table.

(4)	The weighted average exercise prices reflect solely the shares that will be issued upon exercise of outstanding options.

(5)	This number includes 1,910,085 shares subject to outstanding restricted stock units granted under the 2004 Plan.

(6)	This number includes 699,500 shares subject to outstanding restricted stock units granted.

(7)	This number includes 932,197 shares available for future grant under our 2004 Plan, and 321,174 shares available for future issuance under our 2004 Employee Stock Purchase Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Our employment offer letter with Varadarajan Srinivasan, our vice president of product development and chief technology officer, provides that if we terminate Mr. Srinivasan’s employment for any reason, we are obligated to pay him three months’ salary as a severance payment.

Ms. Zander has entered into a change of control agreement with us. Pursuant to this agreement Ms. Zander will be entitled to receive a severance payment equal to 50% of her annual salary at that time, in addition to any other amounts and benefits to which she may be entitled, if her employment is terminated for any of the following reasons within one year following our change in control (as defined below):

•	a material diminution in Ms. Zander’s base compensation;

•	a material diminution in Ms. Zander’s authority, duties or responsibilities;

•

a material diminution in the authority, duties, or responsibilities of the supervisor to whom Ms. Zander is required to report, including a requirement that Ms. Zander report to a corporate officer or employee instead of reporting directly to the board of directors;

•	a material diminution in the budget over which Ms. Zander retains authority;

•	a material change in the geographic location at which Ms. Zander must perform the services; or

•	any other action or inaction that constitutes a material breach by us of the agreement.

Under this agreement, a change of control results when there is an acquisition of 45% or more of our outstanding voting securities by one individual or entity or a group of stockholders or an acquisition of the company which results in a change in the majority of the directors on the board of directors, a new stockholder or group receiving at least 45% of the outstanding voting securities, or our former stockholders retaining less than 50% of our outstanding voting securities. Ms. Zander is not entitled to receive the severance payment, however, unless she has given us notice of the occurrence of the change within 90 days of its occurrence and we fail to remedy the occurrence within 30 days of its receipt of notice.

Since July 2002, all option agreements for option grants to our named executive officers and other members of our senior management (as well as certain grants to other employees) provide that in the event of our change of control, and if the options are not assumed by the successor corporation, the vesting of the options will accelerate in full, measured from the date of the change of control. If the options are assumed by the successor corporation but a named executive officer is involuntarily terminated (as defined in the agreement) within 24 months after the effective date of the change of control, the vesting of the named executive officer’s options will accelerate with respect to such additional number of shares as the officer would have received if he or she had remained employed for the 24-month period. Under the agreement a change of control is defined generally as the sale of all or substantially all of our assets or the merger or consolidation of our company with or into another corporation (except where existing holders of our voting securities retain more than 50% of their voting power). Similarly, since July 2007, all agreements for restricted stock awards and grants of restricted stock units to our named executive officers and other members of our senior management provide that in the event of our change of control, and if the awards and grants are not assumed by the successor corporation, the vesting of the restricted stock awards and units will accelerate in full, measured from the date of the change of control. If the restricted stock awards and units are assumed by the successor corporation but a named executive officer is involuntarily terminated (as defined in the agreement) within 24 months after the effective date of the change of control, the vesting of the named executive officer’s restricted stock awards and units will accelerate with respect to such additional number of shares as the officer would have received if he or she had remained employed for the 24-month period. Under the agreement a change of control is defined generally as the sale of all or substantially all of our assets or the merger or consolidation of us with or into another corporation (except where existing holders of our voting securities retain more than 50% of their voting power).

Our employment offer letter with Mr. Abdi, our executive vice president and general manager, provides that if Mr. Abdi’s employment is involuntarily terminated (as defined in the offer letter) not in connection with a change in control (as defined in the offer letter), we are obligated to pay Mr. Abdi a separation package of: (i) one year of salary, (ii) monthly payments of COBRA health care premiums and (iii) the lesser of 24 months of vesting or the remaining months of vesting of Mr. Abdi’s stock options and restricted stock units granted on November 2, 2009. The sum of (i) and (ii) shall not exceed $400,000.

Under the change-in-control arrangements described above, if (a) a change of control had occurred on December 31, 2009 and (b)(1) the employment of the named executive officers had been terminated or (2) the acquiring entity did not assume their options outstanding on that date, the following payments would have been required to the named executive officers:

Name	Salary ($)		Bonus ($)	Stock Options ($) (2)	Stock Awards ($) (2)	Health Benefits ($)	Accrued and Unused Personal Time Off ($)	Total Payout ($) (3)
Ronald Jankov	—		—	3,075,148	3,594,402	—	58,798	6,728,348
Michael Tate	—		—	928,992	2,173,387	—	23,966	3,126,339
Marcia Zander	214,994	(1)	65,603	1,298,036	1,221,264	—	43,203	2,843,098
Varadarajan Srinivasan	59,600		—	1,147,616	1,068,606	—	44,011	2,319,831
Behrooz Abdi	—		—	2,252,316	7,555,276	—	40,383	9,847,975

(1)	Includes commissions earned of $87,344.

(2)	The following numbers of option shares and restricted stock or restricted stock unit award shares would have vested immediately as a result of acceleration on December 31, 2009 for each of the named executive officers. The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the change in control. For an option, intrinsic value per share is calculated as the excess of the closing price of the common stock on the Nasdaq GS of $23.13 on December 31, 2009 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purpose of this calculation. For an award of restricted stock or restricted stock units, the intrinsic value per share is equal to the closing price of the common stock on December 31, 2009. The amount stated in the table equals the aggregate intrinsic value of all of such shares.

Name	Number of Accelerated Option Shares	Number of Accelerated Shares Under Stock Awards
Ronald Jankov	317,772	155,400
Michael Tate	121,045	93,964
Marcia Zander	134,528	52,800
Varadarajan Srinivasan	117,928	46,200
Behrooz Abdi	567,334	326,644

(3)	In determining the amounts in this column each named executive officer is presumed to receive the maximum amount payable under his or her change-in-control arrangement. The time value of money has not been taken into account in determining these amounts.

Under the executive employment agreement provisions described above, if (a) a change of control had occurred on December 31, 2009 and (b)(1) the employment of the named executive officers had been terminated and (2) the acquiring entity had assumed their outstanding options on that date, the following payments to the named executive officers would have been required:

Name	Salary ($)		Bonus ($)	Stock Options ($) (2)	Stock Awards ($) (2)	Health Benefits ($)	Accrued and Unused Personal Time Off ($)	Total Payout ($)(3)
Ronald Jankov	—		—	2,311,149	1,912,851	—	58,798	4,282,798
Michael Tate	—		—	607,308	1,562,755	—	23,966	2,194,023
Marcia Zander	214,994	(1)	65,603	976,352	610,632	—	43,203	1,910,782
Varadarajan Srinivasan	59,600		—	866,142	534,303	—	44,011	1,504,054
Behrooz Abdi	—		—	976,001	4,639,230	—	40,383	5,655,568

(1)	Includes commissions earned of $87,344.

(2)	The following numbers of option shares and restricted stock or restricted stock unit award shares would have vested immediately as a result of acceleration on December 31, 2009 for each of the named executive officers. The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the change in control. For an option, intrinsic value per share is calculated as the excess of the closing price of the common stock on the Nasdaq GS of $23.13 on December 31, 2009 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purpose of this calculation. For an award of restricted stock or restricted stock units, the intrinsic value per share is equal to the closing price of the common stock on December 31, 2009. The amount stated in the table equals the aggregate intrinsic value of all of such shares.

Name	Number of Accelerated Option Shares	Number of Accelerated Shares Under Stock Awards
Ronald Jankov	255,072	82,700
Michael Tate	94,645	67,564
Marcia Zander	108,128	26,400
Varadarajan Srinivasan	94,828	23,100
Behrooz Abdi	245,844	200,572

(3)	In determining the amounts in this column each named executive officer is presumed to receive the maximum amount payable under his or her employment agreement. The time value of money has not been taken into account in determining these amounts.

If involuntary termination of employment had occurred on December 31, 2009 other than in connection with a change of control, the following severance payments to the named executive officers listed below would have been required under their respective employment offer letters:

Name	Salary ($)(1)	Stock Options ($)(2)	Stock Awards ($) (2)	Health Benefits ($)	Accrued and Unused Personal Time Off ($)	Total Payout ($) (1)
Behrooz Abdi	350,000	976,001	4,639,184	—	40,383	6,005,568
Varadarajan Srinivasan	59,600	—	—	—	44,011	103,611

(1)	In determining this amount, Mr. Abdi and Mr. Srinivasan are presumed to each receive the maximum amounts payable under their employment agreements. The time value of money has not been taken into account in determining these amounts.

(2)	The following numbers of option shares and restricted stock or restricted stock unit award shares would have vested immediately as a result of acceleration on December 31, 2009 for each of the named executive officers. The value is calculated as the intrinsic value per share, multiplied by the number of shares that would become fully vested upon the change in control. For an option, intrinsic value per share is calculated as the excess of the closing price of the common stock on the Nasdaq GS of $23.13 on December 31, 2009 over the exercise price of the option. If the value is less than zero, it is deemed to be zero for the purpose of this calculation. For an award of restricted stock or restricted stock units, the intrinsic value per share is equal to the closing price of the common stock on December 31, 2009. The amount stated in the table equals the aggregate intrinsic value of all of such shares.

Name	Number of Accelerated Option Shares	Number of Accelerated Shares Under Stock Awards
Behrooz Abdi	245,844	200,570

Employment Agreements

In addition to the change-in-control arrangements summarized above, we have entered into employment offer letters with each of our named executive officers. Each letter specifies the named executive officer’s initial base salary amount, bonus arrangement, if any, both of which are subject to adjustment over time, and initial stock option grant. None of the letters indicate a specific term of employment, and each officer’s employment may be terminated by either party at any time.

We also have entered into agreements to indemnify our current and former directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for many expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of us, arising out of such person’s services as our director or executive officer, or a director or executive officer of any subsidiary of ours or of any other company or enterprise to which the person provided services at our request.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee serves on or has served on the board of directors or compensation committee of another entity that has one or more members serving on our board of directors or Compensation Committee. None of our executive officers served on the board of directors or compensation committee of another entity during the past fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table shows the number of shares of our common stock owned by each person or entity we know to be the beneficial owner of more than 5% of our common stock as of March 15, 2010, and by our current directors, by the nominees for election as directors, by each of our named executive officers and by all of our directors and executive officers as of March 15, 2010 as a group. Ownership information is based upon information provided by the individuals.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and includes all shares over which the beneficial owner exercises voting or investment power. Options, restricted stock units and other rights to acquire our common stock that are presently exercisable or exercisable within 60 days after March 15, 2010 are included in the total number of shares beneficially owned for the person holding those options, restricted stock units or other rights and are considered outstanding for the purpose of calculating percentage ownership of the particular holder Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on approximately 58,301,027 shares outstanding as of March 15, 2010. Unless otherwise stated, the business address of each of our executive officers and directors is 1875 Charleston Road, Mountain View, California 94043.

All share numbers in this Item 12 have been retroactively adjusted to reflect the 2-for-1 stock dividend paid on March 19, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The Godinho Family Revocable Living Trust dated April 21, 1995 (1) c/o NetLogic Microsystems, Inc. 1875 Charleston Rd. Mountain View, CA 94043	4,019,976	6.9%
Wells Fargo and Company (2) 420 Montgomery Street San Francisco, California 94104	3,359,836	5.8%
Warburg Pincus Private Equity VIII, L.P. (3) c/o Warburg Pincus & Co. 450 Lexington Avenue New York, New York 10017	3,265,962	5.6%
Turner Investment Partners, Inc. (4) 1205 Westlakes Drive, Suite 100 Berwyn, PA 19312	2,957,190	5.1%
Norman Godinho (1)	4,019,976	6.9%
Ronald Jankov (5)	1,631,346	2.8%
Michael Tate (6)	194,768	*
Stephen Domenik (7)	26,712	*
Varadarajan Srinivasan (8)	106,906	*
Leonard Perham (9)	307,636	*
Douglas Broyles (10)	218,806	*
Behrooz Abdi (11)	115,368	*
Marcia Zander (12)	265,920	*
Alan Krock (13)	16,666	*
All directors and executive officers as a group (15 persons) (14)	7,343,202	12.2%

*	Represents holdings of less than one percent.

(1)	Includes 96,666 shares of our common stock issuable upon the exercise of options, 300,000 shares held by The Godinho Bypass Trust DTD June 12, 1995, 105,000 shares held by The Godinho Children’s Trust, DTD November 7, 1983, and 3,518,310 shares held by The Godinho Family Revocable Living Trust dated April 21, 1995, Norman Godinho, Trustee. Mr. Godinho reported that he has sole voting and investment power with respect to 100% of these shares. Mr. Godinho disclaims beneficial ownership of the shares held by The Godinho Bypass Trust DTD June 12, 1995 and The Godinho Children’s Trust, DTD November 7, 1983.

(2)	This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on January 19, 2010 by Wells Fargo and Company on its own behalf and on behalf of the following subsidiaries of Wells Fargo and Company: Wells Capital Management Incorporated, Wells Fargo Funds Management Company, LLC, Evergreen Investment Management Company, LLC, Wells Fargo Advisors, LLC, Wells Fargo Delaware Trust Company, National Association, Calibre Advisory Services, Inc., Wachovia Bank, National Association, Wells Fargo Bank, N.A., and Peregrine Capital Management, Inc.

(3)	This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on November 9, 2009 by Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) on its own behalf and on behalf of Warburg Pincus & Co. (“WP”), Warburg Pincus LLC (“WP LLC”), Warburg Pincus Partners, LLC (“WP Partners”), Charles R. Kaye and Joseph P. Landy. WP Partners is the sole general partner of WP VIII. WP LLC manages WP VIII. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Co-Presidents and Managing Members of WP LLC. Each of Mr. Kaye, Mr. Landy, WP, WP Partners, WP LLC and WP VIII disclaim beneficial ownership of the common stock of NetLogic Microsystems except to the extent of any indirect pecuniary interest therein.

(4)	This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on February 5, 2010 by Turner Investment Partners, Inc.

(5)	Includes 596,732 shares of our common stock issuable upon the exercise of options and vesting of restricted stock units, and 583,480 shares of our common stock held by Global Link 1 Capital, of which Mr. Jankov is a trustee. Mr. Jankov is our President and Chief Executive Officer and one of our directors.

(6)	Includes 151,250 shares of our common stock issuable upon the exercise of options. Mr. Tate is our Vice President and Chief Financial Officer.

(7)	Includes 16,666 shares of our common stock issuable upon the exercise of options, 5,000 shares of our common stock directly owned by Mr. Domenik, 36 shares directly owned by SRB Associates VIII L.P. (“SRB VIII”) and 5,110 shares directly owned by Sevin Rosen Bayless Management Company (“SRBMC”). Mr. Domenik is a general partner of SRB VIIII and a director of SRBMC. Mr. Domenik reported that he has shared voting and investment power with respect to, and disclaims beneficial ownership of, the shares held by SRB VIII and SRBMC except to his pecuniary interest therein.

(8)	Includes 18,430 shares of our common stock issuable upon the exercise of options. Mr. Srinivasan is our Vice President of Product Development and Chief Technical Officer.

(9)	Includes 96,666 shares of our common stock issuable upon the exercise of options.

(10)	Includes 96,666 shares of our common stock issuable upon the exercise of options.

(11)	Includes zero shares of our common stock issuable upon the exercise of options and 68,766 shares of our common stock issuable upon vesting of restricted stock units. Mr. Abdi is our Executive Vice President and General Manager.

(12)	Includes 265,920 shares of our common stock issuable upon the exercise of immediately-exercisable options. Ms. Zander is our Vice President of Sales.

(13)	Includes 16,666 shares of our common stock issuable upon the exercise of options.

(14)	Includes 1,769,372 shares of our common stock issuable upon the exercise of options and vesting of restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

During 2009, we believe there were no transactions, or series of similar transactions, to which we were or are to be a party in which the amount involved exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock, any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in the sections titled “Compensation of Non-employee Directors” and “Executive Compensation” of Item 11 above.

It is our policy to require that all transactions between us and any related person, as defined above, must be approved by our Audit Committee in accordance with its charter and by a majority of our board of directors, including a majority of independent directors who are disinterested in the transactions to be approved.

Director Independence

Our board of directors has determined that directors Perham, Broyles, Krock, Godinho and Domenik are “independent,” as defined under Marketplace Rule 5605(a)(2) of the listing rules of the NASDAQ Stock Market. No director qualifies as independent unless our board of directors determines that the director has no direct or indirect material relationship with us. On an annual basis, each director and executive officer is obligated to complete a questionnaire that requires disclosure of any transactions with us in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. We also independently review our relationship to any entity employing a director or on which the director serves as a member of the board of directors. Our board of directors has determined that all directors who served during our 2009 fiscal year, other than Mr. Jankov, are independent in accordance with SEC and the NASDAQ listing rules. Our board of directors has concluded that there are no business relationships that are material or that would interfere with the exercise of independent judgment by any of these directors in their service on our board of directors or its committees. Our board of directors also considered share ownership of the directors and determined in the case of Mr. Godinho that his beneficial ownership of shares representing approximately 6.9% of the common stock does not result in his having a controlling block of shares or prevent him from acting independently.

Our board of directors also has determined that Mr. Perham is the lead independent director. Our board of directors has standing Audit, Compensation and Governance and Nominating Committees, each of which is comprised solely of independent directors in accordance with the NASDAQ listing rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table shows the fees paid or accrued (in thousands) by us for the audit and other services provided by PwC for fiscal 2009 and 2008. During the fiscal years ended December 31, 2009 and 2008, no other fees were billed by PwC for information, technology consulting or any other services.

	2009	2008
Audit Fees (1)	$1,797	$1,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,797	$1,065

(1)	Audit fees consist of the aggregate fees for professional services rendered by PwC for the annual audit of financial statements and internal control over financial reporting in compliance with regulatory requirements under the Sarbanes-Oxley Act and review of condensed financial statements included in quarterly reports on Form 10-Q. In addition, audit fees in fiscal 2009 included the fees for professional services rendered by PwC in connection with our filing of Form S-3 and the acquisition of certain assets of the network search engine business from Integrated Device Technology, Inc. and the merger with RMI Corporation.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules. The following consolidated financial statement schedule of the registrant is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of NetLogic Microsystems, Inc.:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description
2.1	Not in use.

2.2	Not in use.

2.3	Not in use.

2.4	Asset Purchase Agreement, dated as of April 30, 2009, between NetLogic Microsystems, Inc. and Integrated Device Technology, Inc., which includes the forms of Intellectual Property Cross License Agreement (Exhibit D) and Non-Competition Agreement (Exhibit E) (1)

2.5	Agreement and Plan of Merger Reorganization by and among NetLogic Microsystems, Inc., Roadster Merger Corporation, RMI Corporation and the Representative of Certain of the Holders of all of the Capital Stock of RMI Corporation dated as of May 31, 2009 (2)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (3)

3.4	Bylaws of the registrant (4)

4.1	Specimen common stock certificate (5)

4.2	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (6)

4.3*	Form of Stock Option Agreement (7)

4.4*	Form of Restricted Stock Unit Agreement (8)

10.1*	2000 Stock Plan and forms of related agreements (9)

10.2*	2004 Equity Incentive Plan (5)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (10)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (11)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (12)

Exhibit	Description
10.4	Form of Indemnity Agreement (9)

10.5	Not in use.

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (13)

10.10*	Incentive Bonus Plan effective May 5, 2005 (14)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (15)†

10.12	Not in use.

10.13	Not in use.

10.14	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (16)

10.15	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (17)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (17)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (17)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (17)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (17)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (17)

10.21*	Form of Restricted Stock Unit Award Agreement (18)

10.22	Employment offer letter, dated June 30, 2009, between the registrant and Behrooz Abdi. (24)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (19)

10.24	Not in use.

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (19)

10.26	Not in use.

10.27*	NetLogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (20)

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (19)

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant’s 2008 New Employee Inducement Incentive Plan (21)

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant’s 2004 Equity Incentive Plan (21)

10.31	Not in use.

10.32	Purchase Agreement dated December 18, 2009 between NetLogic Microsystems, Inc. and Wells Capital Management (22)

10.32	Senior Secured Credit Facilities Credit Agreement, dated as of June 19, 2009, among NetLogic Microsystems, Inc., NetLogic Microsystems International Limited, the several lenders parties thereto and Silicon Valley Bank. (23)

Exhibit	Description
10.33	Form of Revolving Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.34	Form of Tranche A Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.35	Form of Tranche B Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.36	BVI Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc., NetLogic Microsystems International Limited and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

10.37	Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc. and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

10.38	Office Lease by and between the registrant and Carr NP Properties, L.L.C. and 3975 Freedom Circle Drive L.L.C. dated March 19, 2010 (25)

21.1	List of Subsidiaries of Registrant (24)

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1**	Rule 13a-14 certification

31.2**	Rule 13a-14 certification

32.1**	Section 1350 certification

32.2**	Section 1350 certification

(1)	Incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

(2)	Incorporated by reference to Annex A to the definitive proxy statement filed by the registrant with the Securities and Exchange Commission on September 30, 2009.

(3)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 20, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.

(5)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on June 21, 2004.

(6)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission on July 8, 2004.

(7)	Incorporated by reference to Exhibit 4.3 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(8)	Incorporated by reference to Exhibit 4.4 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(9)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on April 16, 2004.

(10)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(11)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006.

(12)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission on July 23, 2004.

(13)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.

(14)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 9, 2005.

(15)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 8, 2005.

(16)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(17)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on May 19, 2004.

(18)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission on October 31, 2007.

(19)	Incorporated by reference to same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(20)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.

(21)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

(22)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2009.

(23)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 5, 2009.

(24)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.

(25)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2010.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Certain portions of this exhibit are subject to confidential treatment.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2010	NETLOGIC MICROSYSTEMS, INC.

	By	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RONALD JANKOV Ronald Jankov	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2010

/s/ MICHAEL TATE Michael Tate	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2010

* Leonard Perham	Director	March 24, 2010

* Norman Godinho	Director	March 24, 2010

* Alan Krock	Director	March 24, 2010

* Douglas Broyles	Director	March 24, 2010

* Steve Domenik	Director	March 24, 2010

* /S/ MICHAEL TATE Michael Tate Attorney-In-Fact

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Allowance for Doubtful Accounts and Customer Returns:
Year ended December 31, 2009	$68	$4	$187	$259
Year ended December 31, 2008	$19	$68	$(19)	$68
Year ended December 31, 2007	$44	$18	$(43)	$19

Income Tax Valuation Allowance:
Year ended December 31, 2009	$—	$7,043	$—	$7,043
Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2007	$34,526	$—	$(34,526)	$—

EXHIBIT INDEX

Exhibit	Description
2.1	Not in use.

2.2	Not in use.

2.3	Not in use.

2.4	Asset Purchase Agreement, dated as of April 30, 2009, between NetLogic Microsystems, Inc. and Integrated Device Technology, Inc., which includes the forms of Intellectual Property Cross License Agreement (Exhibit D) and Non-Competition Agreement (Exhibit E) (1)

2.5	Agreement and Plan of Merger Reorganization by and among NetLogic Microsystems, Inc., Roadster Merger Corporation, RMI Corporation and the Representative of Certain of the Holders of all of the Capital Stock of RMI Corporation dated as of May 31, 2009 (2)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (3)

3.4	Bylaws of the registrant (4)

4.1	Specimen common stock certificate (5)

4.2	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (6)

4.3*	Form of Stock Option Agreement (7)

4.4*	Form of Restricted Stock Unit Agreement (8)

10.1*	2000 Stock Plan and forms of related agreements (9)

10.2*	2004 Equity Incentive Plan (5)

10.2.1*	Form of Stock Option Agreement under 2004 Equity Incentive Plan (10)

10.2.2*	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan (11)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (12)

10.4	Form of Indemnity Agreement (9)

10.5	Not in use.

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (13)

10.10*	Incentive Bonus Plan effective May 5, 2005 (14)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (15)†

10.12	Not in use.

10.13	Not in use.

10.14	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (16)

10.15	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (17)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (17)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (17)

Exhibit	Description
10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (17)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (17)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (17)

10.21*	Form of Restricted Stock Unit Award Agreement (18)

10.22	Employment offer letter, dated June 30, 2009, between the registrant and Behrooz Abdi. (24)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (19)

10.24	Not in use.

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (19)

10.26	Not in use.

10.27*	NetLogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (20)

10.28*	Form of Restricted Stock Agreement for New Employee Inducement Grants (19)

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant’s 2008 New Employee Inducement Incentive Plan (21)

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant’s 2004 Equity Incentive Plan (21)

10.31	Not in use.

10.32	Purchase Agreement dated December 18, 2009 between NetLogic Microsystems, Inc. and Wells Capital Management (22)

10.32	Senior Secured Credit Facilities Credit Agreement, dated as of June 19, 2009, among NetLogic Microsystems, Inc., NetLogic Microsystems International Limited, the several lenders parties thereto and Silicon Valley Bank. (23)

10.33	Form of Revolving Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.34	Form of Tranche A Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.35	Form of Tranche B Note under the Senior Secured Credit Facilities Credit Agreement. (23)

10.36	BVI Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc., NetLogic Microsystems International Limited and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

10.37	Guarantee and Collateral Agreement, dated as of July 17, 2009, by NetLogic Microsystems, Inc. and the other grantors referred to therein, in favor of Silicon Valley Bank. (23)

10.38	Office Lease by and between the registrant and Carr NP Properties, L.L.C. and 3975 Freedom Circle Drive L.L.C. dated March 19, 2010 (25)

21.1	List of Subsidiaries of Registrant (24)

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1**	Rule 13a-14 certification

31.2**	Rule 13a-14 certification

Exhibit	Description
32.1**	Section 1350 certification

32.2**	Section 1350 certification

(1)	Incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.

(2)	Incorporated by reference to Annex A to the definitive proxy statement filed by the registrant with the Securities and Exchange Commission on September 30, 2009.

(3)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 20, 2004.

(4)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.

(5)	Incorporated by reference to the same-numbered exhibit to Amendment No. 3 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on June 21, 2004.

(6)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission on July 8, 2004.

(7)	Incorporated by reference to Exhibit 4.3 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(8)	Incorporated by reference to Exhibit 4.4 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(9)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on April 16, 2004.

(10)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(11)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006.

(12)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission on July 23, 2004.

(13)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.

(14)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 9, 2005.

(15)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 8, 2005.

(16)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(17)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on May 19, 2004.

(18)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission on October 31, 2007.

(19)	Incorporated by reference to same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(20)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.

(21)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

(22)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2009.

(23)	Incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 5, 2009.

(24)	Incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.

(25)	Incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2010.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Certain portions of this exhibit are subject to confidential treatment.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.