Form 10-Q
period 2010-03-31
NETLOGIC MICROSYSTEMS INC
filed 2010-05-04
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, $0.01 par value per share	62,619,520 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$177,427	$44,278
Accounts receivables, net	27,148	25,137
Inventories	39,335	45,113
Deferred income taxes	15,008	13,157
Prepaid expenses and other current assets	8,322	8,638
Total current assets	267,240	136,323
Property and equipment, net	17,012	13,278
Goodwill	112,918	112,918
Intangible asset, net	212,431	223,345
Other assets	46,201	46,247
Total assets	$655,802	$532,111
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,031	$17,937
Accrued liabilities	30,854	34,205
Contingent earn-out liability	56,934	11,687
Deferred margin	4,332	2,667
Software licenses and other obligations, current	3,120	3,037
Total current liabilities	117,271	69,533
Software licenses and other obligations, long-term	1,196	2,409
Other liabilities	34,523	34,214
Total liabilities	152,990	106,156
Stockholders' equity
Common stock	626	575
Additional paid-in capital	682,666	548,523
Accumulated deficit	(180,480)	(123,143)
Total stockholders' equity	502,812	425,955
Total liabilities and stockholders' equity	$655,802	$532,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenue	$86,251	$30,366
Cost of revenue	51,331	13,544
Gross profit	34,920	16,822
Operating expenses:
Research and development	28,055	12,198
Selling, general and administrative	19,724	6,814
Change in contingent earn-out liability	45,247	-
Acquisition-related costs	735	-
Total operating expenses	93,761	19,012
Loss from operations	(58,841)	(2,190)
Interest and other income, net	(57)	173
Loss before income taxes	(58,898)	(2,017)
Provision for (benefit from) income taxes	(1,561)	1,900
Net loss	$(57,337)	$(3,917)
Net loss per share-basic and diluted	$(0.99)	$(0.09)
Shares used in calculation-basic and diluted	57,993	43,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(57,337)	$(3,917)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	12,795	4,285
Accretion of discount relating to debt securities	-	(20)
Loss on disposal of property and equipment	(29)	-
Stock-based compensation	12,523	4,300
Provision for (recovery of) doubtful accounts	199	(14)
Provision for inventory reserves	1,670	286
Deferred income taxes, net	(1,599)	3,335
Changes in current assets and liabilities:
Accounts receivable	(3,472)	113
Inventories	4,108	2,498
Prepaid expenses and other assets	239	(1,980)
Accounts payable	2,140	679
Accrued liabilities	(7,734)	(225)
Contingent earn-out liability	45,247	-
Deferred margin	2,927	(1,013)
Other long-term liabilities	57	324
Net cash provided by operating activities	11,734	8,651
Cash flows from investing activities:
Purchase of property and equipment	(774)	(273)
Purchase of short-term investments	-	(14,633)
Sales and maturities of short-term investments	-	7,950
Cash paid for acquisitions	-	(15,501)
Net cash used in investing activities	(774)	(22,457)
Cash flows from financing activities:
Payments of software license and other obligations	(15)	(404)
Proceeds from issuance of Common Stock pursuant to a follow-on offering	117,813	-
Stock offering costs	(5,595)	-
Proceeds from other issuances of Common Stock	10,005	218
Tax payments related to vested awards	(19)	(348)
Net cash provided by (used in) financing activities	122,189	(534)
Net increase (decrease) in cash and cash equivalents	133,149	(14,340)
Cash and cash equivalents at beginning of period	44,278	83,474
Cash and cash equivalents at end of period	$177,427	$69,134

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capitalized software license obligations	$4,749	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NetLogic Microsystems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NetLogic Microsystems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for a fair statement of the results of operations for the periods are shown.

On February 16, 2010, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock dividend was paid on March 19, 2010 to stockholders of record as of March 5, 2010. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires it to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluated them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three months ended March 31, 2010, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2009 annual report on Form 10-K/A.

 2. Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method.

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss: basic and diluted	$(57,337)	$(3,917)
Denominator:
Add: common shares outstanding	57,993	43,742
Less: unvested common shares subject to repurchase	-	(66)
Total shares: basic	57,993	43,676
Net loss per share: basic and diluted	$(0.99)	$(0.09)

For the three months ended March 31, 2010 and 2009, employee stock options to purchase the following numbers of shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Shares excluded from the computation of diluted net loss per share	5,693	6,950

3. Stock-Based Compensation

The Company has adopted stock plans that provide for grants to employees of equity-based awards, which include stock options and restricted stock. In addition, The Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase its common stock at a discount through payroll deductions. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period. The Company also grants stock options and restricted stock to new employees in accordance with Nasdaq Marketplace rule 5635(c)(4) as an inducement material to the new employee’s entering into employment with the Company.

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$226	$175
Research and development	6,256	2,151
Selling, general and administrative	6,041	1,974
Total stock-based compensation expense	$12,523	$4,300

In addition, the Company capitalized approximately $0.2 million and $0.1 million of stock-based compensation in inventory as of March 31, 2010 and December 31, 2009, respectively, which represented indirect manufacturing costs related to its inventory.

Stock Options

The exercise price of each stock option generally equals the market price of the Company’s common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three months ended March 31, 2010 the Company did not grant stock options to purchase common stock, while during the three months ended March 31, 2009, the Company granted stock options to purchase approximately 516,000 shares of common stock. As of March 31, 2010 there was approximately $20.1 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.81 years.

Restricted Stock

During the three months ended March 31, 2010 and 2009, the Company granted restricted stock units representing the future right to acquire approximately 94,000 and 246,000 shares of common stock, respectively. These awards vest over the requisite service period, which ranges from six months to four years. The fair value of the restricted stock units was determined using the fair value of the Company’s common stock on the date of the grant. The fair value of the restricted stock units is amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of March 31, 2010, there was approximately $55.5 million of total unrecognized compensation cost related to unvested restricted stock units granted which is expected to be recognized over a weighted average period of 1.99 years.

Employee Stock Purchase Plan

The Company’s ESPP provides that eligible employees may purchase up to $25,000 worth of its common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options as they have vesting requirements and are not fully transferable. The weighted average assumptions used in the model are outlined in the following table (there were no stock options granted during the three months ended March 31, 2010):

	Three Months Ended March 31,
	2010	2009
Stock Option Plans:
Risk-free interest rate	-	1.87%
Expected life of options (in years)	-	5.90
Expected dividend yield	-	0.00%
Volatility	-	60%
Weighted average fair value	-	$12.29
Employee Stock Purchase Plan:
Risk-free interest rate	0.18%	0.27%
Expected life of options (in years)	0.49	0.49
Expected dividend yield	0.00%	0.00%
Volatility	55%	55%
Weighted average fair value	$6.95	$6.67

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews on a semi-annual basis the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

During the three months ended March 31, 2010 and 2009, the Company recorded an income tax benefit of $1.6 million and an income tax provision of $1.9 million, respectively. The effective tax rate for the three months ended March 31, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

At December 31, 2009 and March 31, 2010, the Company had $49.3 million and $49.7 million of unrecognized tax benefits. Approximately $44.3 million of the balance as of March 31, 2010 would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, the Company had $0.5 million of accrued interest and no accrued penalties related to uncertain tax positions.

The tax years 1997-2009 remain open to examination by one or more of the major taxing jurisdictions in which the Company is subject to taxation on its taxable income. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2010.

5. Business Combination

RMI Corporation

    On October 30, 2009, the Company completed the acquisition of RMI Corporation (RMI), a provider of high-performance and low-power multi-core, multi-threaded processors and delivered merger consideration of approximately 9.9 million shares of the Company’s common stock (valued at $188.5 million) and $12.6 million cash to the paying agent for distribution to the former holders of RMI capital stock. Approximately 10% of the shares of common stock delivered as merger consideration are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. Additionally, the Company may be required to issue up to an additional 3.1 million shares of common stock and pay up to an additional $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achievement of specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.  In accordance with ASC 805 Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the revenue target. The Company assumed a probability-weighted revenue achievement of approximately 80% of target and recorded at an initial earn-out liability of $9.7 million composed of 487,000 shares of its common stock ($9.3 million) and $0.4 million in cash. Any change in the fair value of the acquisition-related contingent consideration subsequent to the merger date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue expected to be achieved and changes in their stock price, will be recognized in earnings in the period the estimated fair value changes. See Note 7 for change in the fair value measurement of the contingent earn-out liability for the three months ended March 31, 2010.

    In-process research and development, or IPRD, consisted of the in-process project to complete development of the XLP® processor. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. Development of the XLP® processor is currently estimated to be approximately 85% complete and expected to be completed in the fourth quarter of 2010. Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur in 2011. The estimated incremental cost to complete the XLP® processor is approximately $3.3 million.

Integrated Device Technology, Inc., Network Search Engine Business

On July 17, 2009, the Company purchased intellectual property and other assets relating to the network search engine business of Integrated Device Technology, Inc.(IDT) which the Company refers to as the “IDT NSE Acquisition”.  The acquisition was accounted for as a business combination under ASC 805 Business Combinations. The estimated total purchase price of $98.2 million was allocated to inventory and intangible assets based on their fair values as of the date of the completion of the acquisition, including an asset related to a supply agreement with IDT of $0.9 million. The supply agreement allows the Company to source certain finished product from IDT generally at cost for a contracted period of time. IDT's pricing to the Company was considered to be below market price in most cases.  Accordingly, the Company recorded an asset upon the signing of the agreement representing the difference between IDT prices and estimated market prices for those products based on quantities that the Company currently estimates it will purchase under the supply agreement.  The Company is amortizing the asset associated with the supply agreement and increasing its inventory carrying value as products are purchased under the supply agreement.  See Note 6 for activity in the supply agreement asset.

Aeluros, Inc.

In October 2007, the Company acquired all outstanding equity securities of Aeluros, Inc. (Aeluros) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products. The Company paid $57.1 million in cash. During the fourth quarter of fiscal 2008, the Company became obligated to pay an additional $15.5 million in cash to the former Aeluros stockholders due to its attainment of post-acquisition revenue milestones. Under the then applicable accounting standards, the additional consideration was included in goodwill and accrued liabilities at December 31, 2008, and was paid to the former Aeluros stockholders in February 2009.

Pro Forma Data for IDT NSE and RMI Acquisitions

The following table presents the unaudited pro forma results of the Company as though the IDT NSE and RMI acquisitions described above occurred at January 1, 2009. The data below includes the historical results of the Company and each of these acquisitions on a standalone basis for the three months ended March 31, 2009. Adjustments have been made for the estimated fair value adjustment related to acquired inventory, amortization of intangible assets, and the related income tax impact of the pro forma adjustments. No adjustments were made to interest and related expenses associated with debt financing of these acquisitions or the change in contingent earn-out liability recorded by the Company in 2009. The pro forma information presented does not purport to be indicative of the results that would have been achieved had both acquisitions been made as of those dates nor of the results which may occur in the future.

Three Months Ended March 31,2009
(in thousands)
Revenue	$55,650
Net Loss	(42,135)
Net loss per share - basic and diluted	(0.78)

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$112,918		$112,918	$112,918	$-	$112,918
Other intangible assets:
Developed technology	$36,880	$(22,064)	$14,816	$36,880	$(19,821)	$17,059
Composite intangible asset	74,046	(13,464)	60,582	74,046	(10,560)	63,486
Patents and core technology	77,390	(9,513)	67,877	77,390	(5,159)	72,231
Customer relationships	20,700	(3,936)	16,764	20,700	(3,246)	17,454
Tradenames and trademarks	2,200	(305)	1,895	2,200	(122)	2,078
Non-competition agreements	400	(67)	333	400	(27)	373
Intellectual property licenses	3,472	(218)	3,254	3,472	(88)	3,384
Other intangible assets	256	(256)	-	256	(103)	153
Supply agreement	872	(462)	410	872	(245)	627
In-process research and development	46,500	-	46,500	46,500	-	46,500
Total	$262,716	$(50,285)	$212,431	$262,716	$(39,371)	$223,345

 As of March 31, 2010 and December 31, 2009, goodwill represented approximately 17% and 21% of the Company’s total assets.

The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the periods presented, including acquired backlog, but excluding supply agreement and other intangible assets (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$9,731	$2,980
Operating expenses:
Selling, general and administrative	913	345
	$10,644	$3,325

As of March 31, 2010, the estimated future amortization expense of intangible assets in the table above is as follows, excluding supply agreement and in-process research and development intangible asset (in thousands):

Fiscal Year Ending	Estimated Amortization
2010 (remaining 9 months)	$31,636
2011	38,835
2012	30,715
2013	24,273
2014	11,330
Thereafter	28,732
Total	$165,521

7. Fair Value Measurements

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities, specifically its cash equivalents and contingent earn-out liability, at fair value on a recurring basis. As of December 31, 2009 the Company’s cash balance was $44.3 million, and it did not have cash equivalents.  The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$135,000	$135,000	$-	$-
Liabilities:
Contingent earn-out liability	$56,934	$-	$-	$56,934

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingent earn-out liability	$11,687	$-	$-	$11,687

Contingent earn-out liability

    The Company estimated the fair value of the contingent earn-out liability based on its probability assessment of RMI’s revenue achievements during the earn-out period – see Note 5 for further details. In developing these estimates, the Company considered the revenue projections of RMI’s management, RMI’s historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company’s fair value estimate of this liability was $9.7 million at the date of acquisition.  Changes in the fair value of the contingent earn-out liability subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of revenue achievements, are recognized in earnings in the periods when the estimated fair value changes.

The following table represents a reconciliation of the change in the fair value measurement of the contingent earn-out liability for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$11,687	$-
Change in contingent earn-out liability included in operating expenses	45,247	-
Ending balance	$56,934	$-

8. Balance Sheet Components

The components of the Company’s inventory at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Inventories:
Finished goods	$15,616	$18,147
Work-in-progress	23,719	26,966
	$39,335	$45,113

The components of the Company’s accrued liabilities at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Accrued Liabilities:
Accrued payroll and related expenses	$10,389	$11,335
Accrued inventory purchases	6,614	10,148
Accrued software licenses	3,245	-
Accrued warranty	1,788	1,534
Other accrued expenses	8,818	11,188
	$30,854	$34,205

9. Product Warranties

The Company provides a limited product warranty from one to five years from the date of sale. The Company provides for the estimated future costs of repair or replacement upon shipment of the product. The Company’s warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that it has to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
Warranty Accrual:	2010	2009
Beginning balance	$1,534	$1,445
Provision for warranty	407	23
Settlements made during the period	(153)	(53)
Ending balance	$1,788	$1,415

During the first two quarters of 2006, the Company provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of its international customers. The devices were tested by both the Company and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included the Company’s devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of March 31, 2010, the Company maintained $0.6 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

The Company entered into a master purchase agreement with Cisco in November 2005 under which it provided Cisco and its contract manufacturers a warranty period of as much as five years (in the case of epidemic failure). The extended warranty period in the master purchase agreement with Cisco has not had a material impact on the Company’s results of operations or financial condition based on its warranty analysis, which included an evaluation of the Company’s historical warranty cost information and experience.

10. Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expires through 2018. On March 19, 2010, the Company entered into a lease agreement to lease approximately 105,930 square feet of office space located at 3975 Freedom Circle Drive in Santa Clara, California. The premises will serve as the Company’s corporate headquarters in the future and the Company currently expects to relocate to the new facility in June or July 2010. The lease has a term of 96 months from the commencement date with renewal options.  The Company is evaluating potential sub-lease options for its current headquarters facility, for which the current lease term expires in June 2011.  The Company acquires certain assets under software licenses, the majority of which are from Axiom, Mentor Graphics and Synopsys.

Future minimum commitments under non-cancelable software licenses and operating leases agreements, which include common area maintenance charges as of March 31, 2010, were as follows (in thousands):

	Software licenses and other obligations	Operating Leases	Total
2010 (remaining 9 months)	$2,025	$2,443	$4,468
2011	2,417	653	3,070
2012	-	2,184	2,184
2013	-	3,203	3,203
2014	-	3,290	3,290
2015 and thereafter	-	11,771	11,771
	4,442	$23,544	$27,986
Less: Interest component	(126)
Present value of minimum payments	4,316
Less: Current portion	(3,120)
Long-term portion of obligations	$1,196

Purchase Commitments

At March 31, 2010, the Company had approximately $19.7 million in firm, non-cancelable and unconditional purchase commitments with its suppliers.

Contingencies

From time to time the Company is party to claims and litigation proceedings arising in the normal course of business. Currently, the Company does not believe that there are any claims or litigation proceeds involving matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to its business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to the Company’s business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

Indemnities, Commitments and Guarantees

In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include agreements to indemnify the Company’s customers with respect to liabilities associated with the infringement of other parties’ technology based upon its products, obligation to indemnify its lessors under facility lease agreements, and obligation to indemnify its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. The Company has not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

Under master purchase agreements signed with Cisco in November 2005, the Company has agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to it by Cisco during the preceding 12 months (approximately $19.6 million at March 31, 2010) or $9.0 million, plus replacement costs. If the Company is required to make payments under the indemnity, its operating results may be adversely affected.

11. Operating Segments and Geographic Information

The Company operates as one operating and reportable segment and sells its products directly to customers in North America, Asia and Europe. Revenue percentages for the geographic regions reported below were based upon the customer headquarters locations. Following is a summary of the geographic information related to revenues for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
China	36%	21%
Malaysia	32%	29%
United States	13%	34%
Other	19%	16%
Total	100%	100%

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable for the periods indicated:

	March 31, 2010	December 31, 2009
Wintec Industries Inc (Supplier to Cisco Systems, Inc.)	18%	26%
Huawei Technologies Co., Ltd	14%	14%
Flextronics	12%	12%

The following table summarizes revenue from bill-to customers comprising 10% or more of the Company’s revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Wintec Industries Inc (Supplier to Cisco Systems, Inc.)	29%	31%
Sanmina Corporation	*	14%
Huawei Technologies Co., Ltd	12%	12%

*	Less than 10% of revenue

The following table summarizes end customers comprising 10% or more of the Company’s revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Cisco	31%	32%
Alcatel-Lucent	*	16%
Huawei Technologies Co., Ltd	12%	13%

*	Less than 10% of revenue

12. Credit Facility

On June 19, 2009, the Company and its material subsidiaries entered into a senior secured revolving credit facility with a group of lenders led by Silicon Valley Bank for a term of three years to finance a portion of the IDT NSE Acquisition. Any borrowing under the credit agreement will be secured by substantially all of the Company’s assets and the assets of its material subsidiaries. The credit facilities can be prepaid (in whole or in part) and terminated at any time without premium or penalty.  In December 2009, the Company repaid all outstanding borrowings under the facility. As of March 31, 2010, the Company has an available credit line of $25 million under the senior secured revolving credit facility.

Any borrowings under the credit facility will, at the Company’s option, bear interest either at an annual rate equal to (a) the higher of the Silicon Valley Bank announced prime rate or the Federal Funds Effective Rate plus 0.50% plus a margin ranging from 0.50% to 1.75% based on the ratio of the Company’s reported total consolidated debt to its consolidated EBITDA, or (b) Eurodollar borrowings based on the applicable LIBOR interest period (with a LIBOR floor of 1.50%), plus a margin ranging from 3.00% to 4.00% based on the ratio of the Company’s reported total consolidated debt to its consolidated EBITDA. The revolving credit facility has an unused line fee payable on the undrawn revolving credit facility amount set at a rate per annum ranging from 0.30% to 0.50% determined based on the ratio of the Company’s total consolidated debt to its consolidated EBITDA.

Direct fees and expenses totaling $0.4 million associated with the available credit facility have been capitalized as deferred financing costs as of March 31, 2010 and reported within “Other Assets” on the Condensed Consolidated Balance Sheet. The Company is amortizing the deferred financing costs using the straight line method over the three-year term of the debt and recognized $0.04 million of financing expenses during the three months ended March 31, 2010.

The senior secured credit facility includes several quarterly financial covenants and customary operating covenants, including the following:

•
a covenant requiring the Company to maintain the ratio of its total consolidated debt to its consolidated EBITDA within specified limits, specifically (for the four trailing quarters ended on the applicable date) 2.25:1 (through March 31, 2010), 2.00:1 (from June 30, 2010 through September 30, 2010) and 1.75:1 (thereafter);

•
a minimum fixed charge covenant regarding the ratio of the Company’s consolidated EBITDA less its capital expenditures to its consolidated interest expense and other fixed charges to be no less than 1.25:1 at quarter end;

•
a minimum consolidated quick ratio covenant regarding the Company’s consolidated cash and cash equivalents plus accounts receivable to its consolidated current liabilities to be no less than 1:1 at quarter end (beginning with the quarter ending December 31, 2009); and

•	a covenant requiring the Company and its subsidiaries to maintain at all times at least $20 million of unencumbered cash and cash equivalents.

The Company was in compliance with the debt covenants under the credit agreement as of March 31, 2010.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 24, 2010, “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Prospectus Supplement  on Form 424B5  filed with the Securities and Exchange Commission on March 26, 2010, and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

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

We also use distributors to provide valuable assistance to end-users in delivery of our products and related services. Our distributors are used extensively to support our international sales logistic in Asia. In accordance with standard market practice, our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter and limit price protection for inventory on-hand if it subsequently lowers prices on our products.  We recognize sales through distributors at the time of shipment to end customers.

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

Recent Acquisitions

On October 30, 2009, we completed our acquisition of RMI Corporation (RMI), a provider of high-performance and low-power multi-core, multi-threaded processors and delivered merger consideration of approximately 9.9 million shares of the our common stock (valued at $188.5 million) and $12.6 million cash to the paying agent for distribution to the former holders of RMI capital stock. Approximately 10% of the shares of our common stock delivered as merger consideration are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. Additionally, we may be required to issue and deliver up to an additional 3.1 million shares of common stock and pay an additional $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achievement of specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.

On July 17, 2009, we completed the IDT NSE acquisition. The acquisition was accounted for as a business combination during the third quarter of 2009. As purchase consideration we paid $98.2 million in cash, net of a price adjustment based on a determination of the actual amount of inventory received.

On October 24, 2007, we completed the acquisition of Aeluros, Inc. which was accounted for as a business combination during the fourth quarter of 2007. We paid $57.1 million in cash upon the closing of the transaction. Under the terms of the definitive agreement, we paid an additional $15.5 million cash in February 2009 based on the attainment of revenue performance milestones for the acquired business during the one year period following the close of the transaction.

Our results of operations for the three months ended March 31, 2009 did not include revenues and costs associated with the RMI acquisition and the IDT NSE acquisition whereas the results of operations in 2010 reflect revenues and costs attributable to the combined company and consequently are substantially higher than comparable period results in 2009.

Outlook and Challenges

    With the resumption of our revenue growth, for 2010 we have shifted our focus to strategically investing in our product development and scaling our business operations to support our growth as well as the continued successful integration of the IDT NSE business and RMI.  Our continued integration efforts include, the assimilation of employees, retaining key personnel and existing customers, process and system rationalization related to our management information and enterprise resource planning systems to keep in pace with our breadth and scale of business, while maintaining regulatory compliance, and obtaining new customers.

    For the three months ended March 31, 2010, our top five customers in terms of revenue accounted for approximately 58.5% of total product revenue. Although we believe our revenues will continue to be concentrated with our significant customers, we expect continued favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, our expanding product portfolio will also help us further diversify our customer and product revenues as well as expanding our product portfolio with our existing customers.

Cisco Business

Cisco and its contract manufacturers have accounted for a large percentage of our historical revenue. At Cisco’s request, in 2007, we transitioned into a just-in-time inventory arrangement covering substantially all of our product shipments to Cisco and its contract manufacturers. Pursuant to this arrangement we deliver products to Wintec Industries (“Wintec”) based on orders they place with us, but we do not recognize product revenue unless and until Wintec reports that it has delivered the product to Cisco or its contract manufacturer to incorporate into its end products. Given this arrangement, unless Cisco or its contract manufacturers take possession of our products from Wintec in accordance with the schedules provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, because we own the inventory physically located at Wintec until it is shipped to Cisco and its contract manufacturers, our ability to effectively manage inventory levels may be impaired, causing our total inventory levels to increase. This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. During the three months ended March 31, 2010, our revenues from Cisco and Cisco’s contract manufactures total approximately $26.4 million, or 30.6% of total revenue.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There have been no changes to the critical accounting policies and estimates discussed in our 2009 Annual Report on Form 10-K/A.

Results of Operations

Comparison of Three Months Ended March 31, 2010 with Three Months Ended March 31, 2009

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended March 31, 2010 and the three months ended March 31, 2009 (in thousands, except percentage data):

	Three Months Ended March 31, 2010	Percentage of Revenue	Three Months Ended March 31, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$86,251	100.0%	$30,366	100.0%	$55,885	184.0%
Cost of revenue	51,331	59.5%	13,544	44.6%	37,787	279.0%
Gross profits	$34,920	40.5%	$16,822	55.4%	$18,098	107.6%

Revenue. Revenue for the three months ended March 31, 2010 increased by $55.9 million compared with the three months ended March 31, 2009. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $26.4 million of our total revenue for the three months ended March 31, 2010, compared to $9.7 million during the three months ended March 31, 2009. The increase in sales to Cisco was primarily due to an increase of $9.6 million in revenue from sales of network search engines, $6.1 million from sales of knowledge based processors and $1.0 million from sales of multi-core processors. Revenue from non-Cisco customers represented $59.9 million of total revenue for the three months ended March 31, 2010 compared with $20.7 million during the three months ended March 31, 2009.  Increased revenue from sales of our products to non-Cisco customers primarily consisted of $22.6 million from products we acquired in the RMI acquisition, $4.5 million from physical layer products, $7.4 million from network search engines, $3.8 million in revenue from knowledge based processors and $1.1 million from NETLite processors. Huawei accounted for 12% of our total revenue in the first three months of 2010 compared with 13% in the same period of 2009. Alcatel accounted for less than 10% of total revenue in the first three months of 2010 and 16% of total revenue in the same period of 2009.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended March 31, 2010 increased by $37.8 million compared with that of the three months ended March 31, 2009. Cost of revenue increased primarily due to an increase in product sales, amortization of intangible assets, provision for excess and obsolete inventory, and fair value adjustments related to acquired inventory. The increases in amortization of intangible assets and fair value adjustments related to acquired inventory was due to the RMI and IDT NSE acquisitions.  Cost of revenue for the three months ended March 31, 2010 and 2009 included $9.7 million and $3.0 million, respectively, of amortization of intangible assets, $1.7 million and $0.2 million of provisions for excess and obsolete inventory, and $12.2 million and zero of  fair value adjustments related to acquired inventory.  Gross margin for the three months ended March 31, 2010 decreased to 40.5% compared with the three months ended March 31, 2009 of 55.4%, primarily due to increases in amortization of intangible assets and fair value adjustments related to acquired inventory from the RMI and IDT NSE acquisitions.

Operating expenses

The table below sets forth operating expense data for the three months ended March 31, 2010 and the three months ended March 31, 2009 (in thousands, except percentage data):

	Three Months Ended March 31, 2010	Percentage of Revenue	Three Months Ended March 31, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$28,055	32.5%	$12,198	40.2%	$15,857	130.0%
Selling, general and administrative	19,724	22.9%	6,814	22.4%	12,910	189.5%
Change in contingent earn-out liability	45,247	52.5%	-	-	45,247	N/A
Acquisition-related expenses	735	0.9%	-	-	735	N/A
Total operating expenses	$93,761	109%	$19,012	63%	$74,749	393.2%

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2010 compared with the same period in 2009 primarily due to increases in payroll and payroll related expenses of $6.1 million, stock-based compensation expenses of $4.1 million, product development and qualification expenses of $1.6 million, software license expenses of $1.2 million, consulting and outside vendor services of $1.0 million, depreciation expenses of $0.6 million, and travel expenses of $0.3 million. The increase in payroll, payroll related expenses and stock-based compensation expenses was primarily due to increases in engineering headcount to support our new product development efforts and from the RMI acquisition. The increase in product development and qualification expenses was primarily due to the production qualification and characterization of  new products submitted for tape-out during the period. The increase in software licenses expenses was primarily due to amortization of software licenses used for our internal research and development projects. The remainder of the increase in research and development expenses was caused by individually minor items. We expect the amount of research and development expenses to increase in total and  as a percentage of revenues in 2010 and future periods for additional  hiring, training and systems  support for the development of new products and the improvement of existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2010, compared with the same period in 2009, primarily due to increases in payroll and payroll related expenses of $4.8 million, stock-based compensation expenses of $4.1 million, consulting and outside vendor expenses of $0.9 million, legal expenses of $0.7 million, commission expense of $0.4 million, and travel expenses of $0.4 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increases in headcount to support our growing operations in the sales and marketing areas, and as a result of the RMI acquisition. Selling, general and administrative expenses also included $0.9 million of amortization expense for the customer contracts and relationships, trade names and trademarks, and non-competition agreements intangible assets for the three months ended March 31, 2010. The remainder of the increase in selling, general and administrative expenses was caused by individually minor items We expect that selling, general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2010 and future periods in conjunction with our anticipated growth in business activity.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability payable to the former holders of RMI capital stock was due to an increase in the probability-weighted estimated achievement of the revenue earn-out target from approximately 80% at December 31, 2009 to approximately 90% at March 31, 2010, as well as an increase in the market price of our common stock. Our merger agreement with RMI provides that the earn-out payments to the former holders of RMI capital stock increase disproportionately to increases in the percentage of revenue target achieved.  For example, based on the price of our common stock at March 31, 2010, if the probability-weighted estimated achievement of the revenue target was 100%, the additional charge for contingent earn-out liability would have been approximately $95.4 million.

Acquisition-Related Costs. Acquisition and integration related costs associated with our RMI acquisitions were $0.7 million during the three months ended March 31, 2010 and consisted primarily of legal fees of $0.2 million, and other professional services of $0.5 million.

Other items

The table below sets forth other data for the three months ended March 31, 2010 and the three months ended March 31, 2009 (in thousands, except percentage data):

	Three Months Ended March 31, 2010	Percentage of Revenue	Three Months Ended March 31, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income, net:
Interest income	$41	0.0%	$181	0.6%	$(140)	-77.3%
Other income (expense), net	(98)	-0.1%	(8)	0.0%	(90)	1125.0%
Total interest and other income, net	$(57)	-0.1%	$173	0.6%	$(230)	-132.9%

Interest and Other Income, Net. Interest and other net income decreased by $0.2 million for the three months ended March 31, 2010, compared with the three months ended March 31, 2009 primarily due to lower market yields earned from our excess cash and cash equivalents and higher interest expenses for line of credit and capital leases.

	Three Months Ended March 31, 2010	Percentage of Pretax Income	Three Months Ended March 31, 2009	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Provision for (Benefit from) income taxes	$(1,561)	2.7%	$1,900	-94.2%	$(3,461)	-182.2%

Provision for (Benefit from) Income Taxes. During the three months ended March 31, 2010, we recorded an income tax benefit of $1.6 million. The effective tax rate for the three months ended March 31, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

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

Liquidity and Capital Resources: Changes in Financial Condition

    Our principal sources of liquidity are our cash and cash equivalents and our available senior secured revolving credit facility of $25 million with a group of banks executed in June 2009. As of March 31, 2010 our cash and cash equivalents totaled $177.4 million and there were no amounts outstanding related to our senior secured credit facility.

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

    Under our revolving senior secured credit facility, we are required to satisfy certain financial ratio and other covenants, as described in the Notes to our unaudited Condensed Consolidated Financial Statements. We were in compliance with the debt covenants under the credit agreements applicable to this facility as of March 31, 2010.

The table below sets forth the key components of cash flow for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$11,734	$8,651
Net cash used in investing activities	$(774)	$(22,457)
Net cash provided by (used in) financing activities	$122,189	$(534)

Cash Flows during the Three Months Ended March 31, 2010

Net cash provided by operating activities was $11.7 million for the three months ended March 31, 2010, which primarily consisted of $57.3 million of net loss, $25.5 million of non-cash operating expenses and $43.5 million in benefits from changes in operating assets and liabilities. Non-cash operating expenses for the three months ended March 31, 2010, included depreciation and amortization of $12.7 million, stock-based compensation expenses of $12.5 million, an increase in provision for inventory reserve of $1.7 million and provision for doubtful accounts of $0.2 million, these non-cash expenses increases were partially offset by an increase in deferred income taxes, net of $1.6 million.  Changes in operating assets and liabilities were driven primarily by increases in the contingent earn-out liability of $45.2 million due to an increase in the probability of revenue achievement and an increase in our share price, as well as increases in deferred margin of $2.9 million and accounts payable of $2.1 million, and decreases in inventories of $4.1 million and other changes, offset by increases in accounts receivables of $3.5 million, and reduction in accrued liabilities of $7.7 million. The decrease in inventory is a result of recognizing $12.2 million of the fair value adjustments related to acquired inventory through our operating results. The remaining changes in inventory and other working capital items were generally in line with the revenue growth.

Net cash used in investing activities of $0.8 million during the three months ended March 31, 2010 related to purchases of property and equipment. We also entered into capital lease obligations of $4.7 million relating to software tools necessary to support product development activities.

 Net cash provided by financing activities was $122.2 million for the three months ended March 31, 2010, primarily from proceeds from issuance of Common Stock pursuant to a follow-on public offering of $117.8 million, net of stock offering costs of $5.6 million, and proceeds of $10.0 million from the issuance of common stock under our stock compensation plans.

    Cash Flows during the Three Months Ended March 31, 2009

Our net cash provided by operating activities was $8.7 million for the three months ended March 31, 2009, which primarily consisted of $3.9 million of net loss, $12.2 million of non-cash operating expenses and $0.4 million in changes in operating assets and liabilities.  Non-cash operating expenses for the three months ended March 31, 2009, included stock-based compensation expenses of $4.3 million, depreciation and amortization of $4.3 million, deferred income taxes, net of $3.3 million, and provision for inventory reserve of $0.3 million.  Changes in operating assets and liabilities were primarily driven by a decrease in deferred margin of $1.0 million, inventory of $2.5 million, and accrued liabilities of $0.2 million due a decrease in product sales, partially offset by an increase in prepaid and other current assets of $2.0 million, accounts payable of $0.7 million and other long-term liabilities of $0.3 million.

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

    Capital Resources

During March 2010, we completed a follow-on offering of our stock of approximately 4.1 million shares and received $112.2 million in cash, after payment of related underwriting commissions and expenses.  We believe that our existing cash and cash equivalents of $177.4 million as of March 31, 2010 and our available secured credit line of $25 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our anticipated cash needs in the next twelve months include the potential payments of up to $15.9 million under the earn-out provisions of the RMI merger agreement to the former holders of RMI common stock.  Of the estimated acquisition-related contingent earn-out liability recorded as of March 31, 2010 of $56.9 million, approximately $7.5 million would be payable in cash and $49.4 million payable in stock.

 Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. We may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to $120 million of our securities from time to time during the next three years. However, additional funding could be constrained by the terms and covenants under our senior secured credit facility and may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our shelf registration statement, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us.

Contractual Obligations

On March 19, 2010, we entered into an agreement to lease approximately 105,930 square feet of office space located at 3975 Freedom Circle Drive in Santa Clara, California. The premises will be used for our corporate headquarters functions and we plan to move to the new headquarter in June 2010. The lease has a term of 96 months from the commencement date.  The Company intends to sub-lease its current headquarter facility, which lease term expires in June 2011.

Our principal commitments as of March 31, 2010 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$23,544	$2,735	$3,346	$6,528	$10,935
Software license obligations	4,316	3,120	1,196	-	-
Wafer purchases	19,660	19,660	-	-	-
Acquisition-related contingent consideration	56,934	56,934
Total	$104,454	$82,449	$4,542	$6,528	$10,935

See Note 5 for discussion of acquisition-related contingent consideration. Of the amount recorded as of March 31, 2010, approximately $7.5 million would be payable in cash and $49.4 million payable in stock.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at March 31, 2010, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $44.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

            Under master purchase agreements signed with Cisco in November 2005, we have agreed to indemnify Cisco for costs incurred in rectifying epidemic failures, up to the greater of (on a per claim basis) 25% of all amounts paid to us by Cisco during the preceding 12 months (approximately, $19.6 million at March 31, 2010) or $9.0 million, plus replacement costs. If we are required to make payments under the indemnity, our operating results may be adversely affected.

Off-Balance Sheet Arrangements

           As of March 31, 2010, we had no off-balance sheet arrangements as defined by item 303(a)(4)(ii) of Regulation S-K.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2010, we did not hold any investments. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K/A for the year ended December 31, 2009, which we filed with the SEC on March 24, 2010, under “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Prospectus Supplement  on Form 424B5  filed with the Securities and Exchange Commission on March 26, 2010, and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. The following discussion is of material changes to risk factors disclosed in that report.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

    To date, we have been dependent upon orders for sales our products to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the three months ended March 31, 2010 and 2009, Cisco and its contract manufacturers accounted for 30.6% and 36% of our total revenue, respectively. In addition, because the market segments served by us and RMI prior to the acquisition were complementary and some of our significant customer bases overlapped, the combination of our companies has not reduced our dependency on sales to some of our significant customers that we share. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other large OEMs.

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

    We reported a net loss of $57.3 million and $3.9 million during the three months ended March 31, 2010 and 2009, respectively. We reported a net loss of $47.2 million during the year ended December 31, 2009.  We reported net income of $3.6 million and $2.6 million during the years ended 2008 and 2007, and we have reported net losses in years prior to fiscal 2005. At March 31, 2010, we had an accumulated deficit of approximately $180.5 million. To regain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis. Moreover, if we continue to make acquisitions and other transactions that generate substantial expenses for acquired intangible assets and similar items as well acquisition costs, we may not become profitable in the near term even though we otherwise meet our growth and operating objectives.

A failure to successfully address the potential difficulties associated with international business could reduce our growth, increase our operating costs and negatively impact our business.

    We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 87% and 66% of our total revenue during the three months ended March 31, 2010 and 2009, respectively. Not only are many of our customers located abroad, but our two wafer foundries are based in Taiwan, and we outsource the assembly and some of the testing of our products to companies based in Taiwan and Hong Kong. We face a variety of challenges in doing business internationally, including:

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

NETLOGIC MICROSYSTEMS, INC.

Dated: May 4, 2010	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2010	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification