Form 10-Q
period 2010-06-30
NETLOGIC MICROSYSTEMS INC
filed 2010-07-30
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 000-50838

NETLOGIC MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0455244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3975 Freedom Circle
Santa Clara, CA 95054
(408) 454-3000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock, $0.01 par value per share	63,498,747 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$106,560	$44,278
Marketable securities, short-term	94,523	-
Accounts receivables, net	26,747	25,137
Inventories	46,858	45,113
Deferred income taxes	15,731	13,157
Prepaid expenses and other current assets	7,630	8,638
Total current assets	298,049	136,323
Property and equipment, net	18,695	13,278
Goodwill	112,918	112,918
Intangible asset, net	201,597	223,345
Other assets	46,152	46,247
Total assets	$677,411	$532,111
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,845	$17,937
Accrued liabilities	31,911	34,205
Contingent earn-out liability	62,098	11,687
Deferred margin	4,352	2,667
Software licenses and other obligations, current	4,335	3,037
Total current liabilities	123,541	69,533
Software licenses and other obligations, long-term	2,376	2,409
Other liabilities	34,931	34,214
Total liabilities	160,848	106,156
Stockholders' equity
Common stock	635	575
Additional paid-in capital	701,197	548,523
Accumulated other comprehensive income	46	-
Accumulated deficit	(185,315)	(123,143)
Total stockholders' equity	516,563	425,955
Total liabilities and stockholders' equity	$677,411	$532,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$95,014	$32,485	$181,265	$62,851
Cost of revenue	43,012	13,987	94,343	27,531
Gross profit	52,002	18,498	86,922	35,320
Operating expenses:
Research and development	32,035	14,136	60,090	26,334
Selling, general and administrative	20,132	7,358	39,856	14,172
Change in contingent earn-out liability	5,164	-	50,411	-
Acquisition-related costs	-	1,335	735	1,335
Total operating expenses	57,331	22,829	151,092	41,841
Loss from operations	(5,329)	(4,331)	(64,170)	(6,521)
Interest and other income (expense), net	(53)	246	(110)	419
Loss before income taxes	(5,382)	(4,085)	(64,280)	(6,102)
Benefit from income taxes	(547)	(1,929)	(2,108)	(29)
Net loss	$(4,835)	$(2,156)	$(62,172)	$(6,073)
Net loss per share-basic and diluted	$(0.08)	$(0.05)	$(1.03)	$(0.14)
Shares used in calculation-basic and diluted	62,875	43,922	60,502	43,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(62,172)	$(6,073)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,853	8,593
Loss on disposal of property and equipment	(25)	-
Stock-based compensation	24,757	10,318
Provision for (recovery of) doubtful accounts	93	(14)
Provision for inventory reserves	2,729	1,107
Deferred income taxes, net	(2,102)	3,385
Changes in current assets and liabilities:
Accounts receivable	(2,844)	401
Inventories	(4,439)	2,903
Prepaid expenses and other assets	952	(5,066)
Accounts payable and accrued liabilities	(3,380)	4,596
Contingent earn-out liability	50,411	-
Deferred margin	2,826	(1,102)
Other long-term liabilities	245	611
Net cash provided by operating activities	32,904	19,659
Cash flows from investing activities:
Purchase of property and equipment	(2,485)	(479)
Purchase of marketable securities	(94,477)	(14,633)
Sales and maturities of marketable securities	-	27,700
Loan to RMI	-	(15,000)
Cash paid for acquisitions	-	(15,501)
Net cash used in investing activities	(96,962)	(17,913)
Cash flows from financing activities:
Payments of software license and other obligations	(1,608)	(519)
Payments of debt issuance costs	-	(761)
Proceeds from issuance of Common Stock pursuant to a follow-on offering	117,813	-
Payments for stock offering costs	(6,117)	-
Proceeds from other issuances of Common Stock	17,488	4,880
Tax payments related to vested awards	(1,236)	(557)
Net cash provided by financing activities	126,340	3,043
Net increase in cash and cash equivalents	62,282	4,789
Cash and cash equivalents at beginning of period	44,278	83,474
Cash and cash equivalents at end of period	$106,560	$88,263

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capital leases and software license obligations	$4,881	$3,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
OTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires it to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluated them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three and six months ended June 30, 2010, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2009 annual report on Form 10-K/A except for the following:

Revenue recognition. The Company has entered into licensing agreements with some of its customers.  For these license arrangements the Company recognizes revenue under the proportionate performance method provided that fees are fixed or determinable and collectability is probable.  When such license arrangements contain multiple elements (e.g., license grants and services), the Company reviews each element to determine the separate units of accounting that exist within the agreement.  If more than one unit of accounting exists, the Company generally allocates the consideration payable under the agreement to each unit of accounting using the relative fair value method.  The Company recognizes revenue for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting.

Cash, Cash Equivalents and Marketable Securities. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.  The Company diversifies its deposits with high credit quality financial institutions.  Deposits held in money market funds are stated at cost, which approximates market value.  Money market deposits are readily convertible to cash and are classified as cash equivalents.  Marketable securities, which are all available-for-sale investments and carried at fair value, consisted of U.S. treasury and government agency securities.  The cost of securities sold is accounted for based on the specific identification method.  Marketable securities with remaining contractual maturities on the date of purchase greater than 90 days are classified as short-term even though the contractual maturities may be greater than one year because such investments, which are highly liquid, represent funds available for use in current operations.  These investments are monitored for impairment periodically and reductions in carrying value are recorded against earnings when the declines are determined to be other-than-temporary.

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss: basic and diluted	$(4,835)	$(2,156)	$(62,172)	$(6,073)
Denominator:
Add: common shares outstanding	62,875	43,988	60,502	43,832
Less: unvested common shares subject to repurchase	-	(66)	-	(66)
Total shares: basic and diluted	62,875	43,922	60,502	43,766
Net loss per share: basic and diluted	$(0.08)	$(0.05)	$(1.03)	$(0.14)

For the three and six months ended June 30, 2010 and 2009, employee stock options to purchase the following numbers of shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares excluded from the computation of diluted net income per share	4,682	4,888	4,542	6,448

3. Stock-Based Compensation

The Company has adopted stock plans that provide for grants to employees of equity-based awards, which include stock options and restricted stock. In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase its common stock at a discount through payroll deductions. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period. The Company also grants stock options and restricted stock to new employees in accordance with Nasdaq Marketplace rule 5635(c)(4) as an inducement material to the new employee’s entering into employment with the Company. At the Company's 2010 Annual Meeting of Stockholders held on May 21, 2010, the Company's stockholders approved an increase of 2,700,000 shares reserved for issuance under the Company’s 2004 Equity Incentive Plan.

The following table summarizes stock-based compensation expense recorded for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$143	$180	$369	$355
Research and development	6,507	3,461	12,763	5,612
Selling, general and administrative	5,584	2,377	11,625	4,351
Total stock-based compensation expense	$12,234	$6,018	$24,757	$10,318

In addition, the Company capitalized approximately $0.2 million and $0.1 million of stock-based compensation in inventory as of June 30, 2010 and December 31, 2009, respectively, which represented indirect manufacturing costs related to its inventory.

Stock Options

The exercise price of each stock option generally equals the market price of the Company’s common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three and six months ended June 30, 2010 the Company did not grant stock options to purchase shares of common stock. During the three and six months ended June 30, 2009, the Company granted stock options to purchase approximately 4,000 and 520,000 shares of common stock, respectively. As of June 30, 2010 there was approximately $22.3 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.76 years.

Restricted Stock

During the three and six months ended June 30, 2010 the Company granted restricted stock units representing the future right to acquire approximately 351,000 and 445,000 shares of common stock, respectively. During the three and six months ended June 30, 2009, the Company granted restricted stock units representing the future right to acquire approximately 392,000 and 638,000 shares of common stock, respectively. These awards vest over the requisite service period, which ranges from six months to four years. The fair value of the restricted stock units was determined using the fair value of the Company’s common stock on the date of the grant. The fair value of the restricted stock units is amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of June 30, 2010, there was approximately $73.9 million of total unrecognized compensation cost related to unvested restricted stock units granted which is expected to be recognized over a weighted average period of 1.89 years.

Employee Stock Purchase Plan

The Company’s ESPP provides that eligible employees may purchase up to $25,000 worth of its common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options as they have vesting requirements and are not fully transferable. The weighted average assumptions used in the model are outlined in the following table (there were no stock options granted during the three and six months ended June 30, 2010):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Option Plans:
Risk-free interest rate	0.00%	2.85%	0.00%	1.88%
Expected life of options (in years)	-	5.41	-	5.90
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	0%	56%	0%	60%
Weighted average fair value	$-	$19.30	$-	$12.34
Employee Sotck Purchase Plan:
Risk-free interest rate	0.18%	0.28%	0.18%	0.28%
Expected life of options (in years)	0.49	0.49	0.49	0.49
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	38%	75%	38%	75%
Weighted average fair value	$5.88	$7.85	$5.88	$7.85

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews on a semi-annual basis the historical employee exercise behavior with respect to option grants with similar vesting periods.

4. Income Taxes

During the three months ended June 30, 2010 and 2009, the Company recorded an income tax benefit of $0.5 million and $1.9 million, respectively.  During the six months ended June 30, 2010 and 2009, the Company recorded an income tax benefit of $2.1 million and $29 thousand, respectively.  The effective tax rate for the three months ended June 30, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

At December 31, 2009 and June 30, 2010, the Company had $49.3 million and $50.1 million of unrecognized tax benefits. Approximately $44.4 million of the balance as of June 30, 2010 would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company had $0.6 million of accrued interest and no accrued penalties related to uncertain tax positions.

The tax years 1997-2009 remain open to examination by one or more of the major taxing jurisdictions in which the Company is subject to taxation on its taxable income. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2010.

5. Business Combination

RMI Corporation

On May 31, 2009, the Company entered into an Agreement and Plan of Merger Reorganization, or definitive agreement, with the Company’s wholly-owned subsidiary, Roadster Merger Corporation, and RMI Corporation (“RMI”), a provider of high-performance and low-power multi-core, multi-threaded processors. Under the terms of the definitive agreement, the Company loaned $15.0 million to RMI on June 1, 2009 pursuant to a secured promissory note due November 30, 2010 bearing interest at a 10% annual rate (the “RMI Loan”). The Company recorded interest income of $125,000 for the three and six months period ended June 30, 2009.

On October 30, 2009, the Company completed the acquisition of RMI and delivered merger consideration of approximately 9.9 million shares of the Company’s common stock (valued at $188.5 million) and $12.6 million cash to the paying agent for distribution to the former holders of RMI capital stock. Approximately 10% of the shares of common stock delivered as merger consideration are being held in escrow as security for claims and expenses that might arise during the first 12 months following the closing date. Additionally, the Company may be required to issue up to an additional 3.1 million shares of common stock and pay up to an additional $15.9 million cash to the former holders of RMI capital stock as earn-out consideration based upon achievement of specified percentages of revenue targets for either the 12-month period from October 1, 2009 through September 30, 2010, or the 12-month period from November 1, 2009 through October 31, 2010, whichever period results in the higher percentage of the revenue target. The additional earn-out consideration, if any, net of applicable indemnity claims, will be paid on or before December 31, 2010.  In accordance with ASC 805 Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the revenue target. The Company assumed a probability-weighted revenue achievement of approximately 80% of target and recorded at an initial earn-out liability of $9.7 million composed of 487,000 shares of its common stock value at $9.3 million and $0.4 million in cash. Any change in the fair value of the acquisition-related contingent consideration subsequent to the merger date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue expected to be achieved and changes in their stock price, will be recognized in earnings in the period the estimated fair value changes. See Note 8 for change in the fair value measurement of the contingent earn-out liability for the three and six months ended June 30, 2010.

In-process research and development, or IPRD, consisted of the in-process project to complete development of the XLP® processor. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. Development of the XLP® processor is currently estimated to be approximately 90% complete and expected to be completed in the fourth quarter of 2010. The Company expects to receive and sample first silicon on this product in the third quarter of 2010. Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur in 2011. The estimated incremental cost to complete the XLP® processor is approximately $1.7 million.

Integrated Device Technology, Inc., Network Search Engine Business

On July 17, 2009, the Company purchased intellectual property and other assets relating to the network search engine business of Integrated Device Technology, Inc. (“IDT”) which the Company refers to as the “IDT NSE Acquisition”.  The acquisition was accounted for as a business combination under ASC 805 Business Combinations. The estimated total purchase price of $98.2 million was allocated to inventory and intangible assets based on their fair values as of the date of the completion of the acquisition, including an asset related to a supply agreement with IDT of $0.9 million. The supply agreement allows the Company to source certain finished product from IDT generally at cost for a contracted period of time. IDT's pricing to the Company was considered to be below market price in most cases.  Accordingly, the Company recorded an asset upon the signing of the agreement representing the difference between IDT prices and estimated market prices for those products based on quantities that the Company currently estimates it will purchase under the supply agreement.  The Company is amortizing the asset associated with the supply agreement and increasing its inventory carrying value as products are purchased under the supply agreement.  See Note 6 for activity in the supply agreement asset.

Aeluros, Inc.

In October 2007, the Company acquired all outstanding equity securities of Aeluros, Inc. (“Aeluros”) a privately-held, fabless provider of industry-leading 10-Gigabit Ethernet physical layer products. The Company paid $57.1 million in cash. During the fourth quarter of fiscal 2008, the Company became obligated to pay an additional $15.5 million in cash to the former Aeluros stockholders due to its attainment of post-acquisition revenue milestones. Under the then applicable accounting standards, the additional consideration was included in goodwill and accrued liabilities at December 31, 2008, and was paid to the former Aeluros stockholders in February 2009.

Pro Forma Data for IDT NSE and RMI Acquisitions

The following table presents the unaudited pro forma results of the Company as though the IDT NSE and RMI acquisitions described above occurred at January 1, 2009. The data below includes the historical results of the Company and each of these acquisitions on a standalone basis for the three and six months ended June 30, 2009. Adjustments have been made for the estimated fair value adjustment related to acquired inventory, amortization of intangible assets, and the related income tax impact of the pro forma adjustments. No adjustments were made to interest and related expenses associated with debt financing of these acquisitions or the change in contingent earn-out liability recorded by the Company in 2009. The pro forma information presented does not purport to be indicative of the results that would have been achieved had both acquisitions been made as of those dates nor of the results which may occur in the future.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in thousands, except per share amount)
Revenue	$62,918	$118,568
Net loss	(20,854)	(63,079)
Net losss per share - basic and diluted	(0.38)	(1.16)

6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of prior business combinations (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$112,918	$-	$112,918	$112,918	$-	$112,918
Other intangible assets:
Developed technology	$36,880	$(24,307)	$12,573	$36,880	$(19,821)	$17,059
Composite intangible asset	74,046	(16,367)	57,679	74,046	(10,560)	63,486
Patents and core technology	77,390	(13,867)	63,523	77,390	(5,159)	72,231
Customer relationships	20,700	(4,626)	16,074	20,700	(3,246)	17,454
Tradenames and trademarks	2,200	(489)	1,711	2,200	(122)	2,078
Non-competition agreements	400	(107)	293	400	(27)	373
Intellectual property licenses	3,472	(349)	3,123	3,472	(88)	3,384
Other intangible assets	256	(256)	-	256	(103)	153
Supply agreement	872	(751)	121	872	(245)	627
In-process research and development	46,500	-	46,500	46,500	-	46,500
Total	$262,716	$(61,119)	$201,597	$262,716	$(39,371)	$223,345

As of June 30, 2010 and December 31, 2009, goodwill represented approximately 17% and 21% of the Company’s total assets.

The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the periods presented, including acquired backlog, but excluding supply agreement and other intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$9,665	$2,980	$19,396	$5,960
Operating expenses:
Selling, general and administrative	913	345	1,827	690
	$10,578	$3,325	$21,223	$6,650

As of June 30, 2010, the estimated future amortization expense of intangible assets in the table above is as follows, excluding supply agreement and in-process research and development intangible asset (in thousands):

Fiscal Year Ending	Estimated Amortization
2010 (remaining 6 months)	$21,090
2011	38,835
2012	30,715
2013	24,273
2014	11,330
Thereafter	28,733
Total	$154,976

7. Cash Equivalents and Marketable Securities

There were no available-for-sale investments as of December 31, 2009.  The following is a summary of available-for-sale investments as of June 30, 2010 (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Investments in:
U.S. treasury securities	$12,519	$-	$(2)	$12,517
U.S. government agency securities	89,610	51	(3)	89,658
Money market funds	59,929	-	-	59,929
Total	$162,058	$51	$(5)	$162,104

Reported as:
Cash and cash equivalents	$67,581	$-	$-	$67,581
Marketable securities, short-term	94,477	51	(5)	94,523
	$162,058	$51	$(5)	$162,104

Excluding money market funds, the fair value of the Company’s investments as of June 30, 2010, by contractual maturity, was as follows (in thousands):

June 30, 2010
Investments:
Due in 1 year or less	$146,358
Due after 1 year through 5 years	15,746
Total	$162,104

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

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities, specifically its cash equivalents, marketable securities and contingent earn-out liability, at fair value on a recurring basis. As of December 31, 2009 the Company’s cash balance was $44.3 million, and it did not have cash equivalents or marketable securities.  The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$59,929	$59,929	$-	$-
U.S. treasury securities	12,517	12,517
U.S. government agency securities	89,658	89,658		-
	$162,104	$162,104	$-	$-
Liabilities:
Contingent earn-out liability	$62,098	$-	$-	$62,098

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingent earn-out liability	$11,687	$-	$-	$11,687

Contingent earn-out liability

The Company estimated the fair value of the contingent earn-out liability based on its probability assessment of RMI’s revenue achievements during the earn-out period – see Note 5 for further details. In developing these estimates, the Company considered its revenue projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company’s fair value estimate of this liability was $9.7 million at the date of acquisition.  Changes in the fair value of the contingent earn-out liability subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of revenue achievements, are recognized in earnings in the periods when the estimated fair value changes.

The following table represents a reconciliation of the change in the fair value measurement of the contingent earn-out liability for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$56,934	$-	$11,687	$-
Change in contingent earn-out liability included in operating expenses	5,164	-	50,411	-
Ending balance	$62,098	$-	$62,098	$-

9. Balance Sheet Components

The components of the Company’s inventory at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Inventories:
Finished goods	$23,080	$18,147
Work-in-progress	23,778	26,966
	$46,858	$45,113

The components of the Company’s accrued liabilities at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Accrued Liabilities:
Acrrued payroll and related expenses	$10,820	$11,335
Accrued inventory purchases	9,249	10,148
Accrued warranty	2,058	1,534
Other accrued expenses	9,784	11,188
	$31,911	$34,205

10. Product Warranties

The Company provides a limited product warranty from one to five years from the date of sale. The Company provides for the estimated future costs of repair or replacement upon shipment of the product. The Company’s warranty accrual is estimated based on actual and historical claims compared to historical revenue and assumes that it has to replace products subject to a claim. The following table summarizes activity related to product warranty liability during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Warranty Accrual:	2010	2009	2010	2009
Beginning balance	$1,788	$1,415	$1,534	$1,445
Provision for warranty	359	13	766	36
Settlements made during the period	(89)	(62)	(242)	(115)
Ending balance	$2,058	$1,366	$2,058	$1,366

During the first two quarters of 2006, the Company provided an additional warranty reserve of $0.9 million to address a warranty issue related to specific devices sold to one of its international customers. The devices were tested by both the Company and the customer and passed quality assurance inspection at the time they were sold. The customer subsequently identified malfunctioning systems that included the Company’s devices. No specific warranty reserve was provided for additional units shipped subsequent to September 30, 2006 as the customer modified the software associated with its products to remedy the observed malfunction. As of June 30, 2010, the Company maintained $0.6 million of warranty reserves for anticipated replacement costs of the parts sold to this customer.

The Company entered into master purchase agreement with certain customers under which it undertakes specified obligations in the event of an epidemic product failure. These obligations have not had a material impact on the Company’s results of operations or financial condition.

11. Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expires through 2018. On March 19, 2010, the Company entered into a lease agreement to lease approximately 105,930 square feet of office space located at 3975 Freedom Circle in Santa Clara, California. The lease has a term of 96 months from the commencement date with renewal options.  The Company has commenced occupancy at its new corporate headquarters at the end of May 2010. The Company executed a lease termination agreement for our previous headquarters facility in Mountain View, California and recorded a charge of approximately $0.5 million during the three months ended June 30, 2010.  Additionally, the Company acquired rights to use certain CAD tools under software licenses, accounting for the arrangements as capital leases.

Future minimum commitments under non-cancelable software licenses and operating leases agreements, which include common area maintenance charges as of June 30, 2010, were as follows (in thousands):

	Software Licenses and Other Obligations	Operating Leases	Total
2010 (remaining 6 months)	$1,746	$1,116	$2,862
2011	3,795	137	3,932
2012	1,378	2,184	3,562
2013	-	3,203	3,203
2014	-	3,290	3,290
2015 and thereafter	-	11,771	11,771
	6,919	$21,701	$28,620
Less: Interest component	(208)
Present value of minimum payments	6,711
Less: Current portion	(4,335)
Long-term portion of obligations	$2,376

Purchase Commitments

At June 30, 2010, the Company had approximately $18.7 million in firm, non-cancelable and unconditional purchase commitments with its suppliers.

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

The Company has undertaken specified obligations in the event of an epidemic product failure under master purchase agreements with certain customers.  These obligations have not had a material impact on the Company’s results of operations or financial condition.

12. Operating Segments and Geographic Information

The Company operates as one operating and reportable segment and sells its products directly to customers in North America, Asia and Europe. Revenue percentages for the geographic regions reported below were based upon the customer headquarters locations. Following is a summary of the geographic information related to revenues for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
China	36%	24%	36%	22%
Malaysia	27%	31%	29%	30%
United States	18%	29%	15%	31%
Other	19%	16%	20%	17%
Total	100%	100%	100%	100%

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable for the periods indicated:

	June 30, 2010	December 31, 2009
Wintec Industries	18%	26%
Huawei Technologies	17%	14%
Flextronics	*	12%

*	Less than 10% of gross account receivable

The following table summarizes revenue from bill-to customers comprising 10% or more of the Company’s revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Wintec Industries	25%	30%	27%	30%
Sanmina	11%	15%	10%	14%
Huawei Technologies	*	10%	10%	12%

*	Less than 10% of revenue

The following table summarizes end customers comprising 10% or more of the Company’s revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cisco	27%	34%	29%	33%
Alcatel-Lucent	12%	16%	10%	16%
Huawei Technologies	*	10%	10%	12%

*	Less than 10% of revenue

13. Credit Facility

As of June 30, 2010, the Company has an available credit line of $25 million under a senior secured revolving credit facility with a group of lenders led by Silicon Valley Bank.  Any borrowings under the credit facility will, at the Company’s option, bear interest either at an annual rate equal to (a) the higher of the Silicon Valley Bank announced prime rate or the Federal Funds Effective Rate plus 0.50% plus a margin ranging from 0.50% to 1.75%, or (b) Eurodollar borrowings based on the applicable LIBOR interest period (with a LIBOR floor of 1.50%), plus a margin of ranging from 3.00% to 4.00%. The revolving credit facility has an unused line fee payable on the undrawn revolving credit facility amount set at a rate per annum ranging from 0.30% to 0.5%.  The credit facility contains several financial and customary operating covenants. The Company was in compliance with the debt covenant under the credit facility as of June 30, 2010.

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

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance and functionality of advanced 3G/4G mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our market-leading product portfolio includes high-performance multi-core processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs) such as AlaxalA Networks Corporation, Alcatel-Lucent,  ARRIS Group, Avago, Brocade Communications Systems.,  Cisco Systems, Dell , Ericsson, Finisar, Hewlett-Packard, Huawei Technologies, Juniper Networks, McAfee, Tellabs, and ZTE Corporation.

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

Our results of operations for the three and six months ended June 30, 2009 did not include revenues and costs associated with the RMI acquisition and the IDT NSE acquisition whereas the results of operations in 2010 reflect revenues and costs attributable to the combined company and consequently are substantially higher than comparable period results in 2009.

Outlook and Challenges

With the resumption of our revenue growth, for 2010 we have shifted our focus to strategically investing in our product development and scaling our business operations to support our growth as well as the continued successful integration of the IDT NSE business and RMI.  Our continued integration efforts include the assimilation of employees, retaining key personnel and existing customers, process and system rationalization related to our management information and enterprise resource planning systems to keep in pace with our breadth and scale of business while maintaining regulatory compliance, and obtaining new customers.

For the three and six months ended June 30, 2010, our top five customers in terms of revenue accounted for approximately 57% and 58%, respectively, of total product revenue. Although we believe our revenues will continue to be concentrated with our significant customers, we expect that continued favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, our expanding product portfolio will also help us further diversify our customer and product revenues as well as expand our offerings to our existing customers.

We maintain inventory, or “hubbing”, arrangements with certain customers, including our largest customer, Cisco and its supplier, Wintec Industries.  Pursuant to these arrangements, we deliver products to a customer, an intermediary or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer, intermediary or third-party warehouse reports it has removed, or pulled, our product from the warehouse to be incorporated into the customers’ end products.    Historically, we have had reasonable visibility of our customers’ requirements within a quarter.  However, if a customer that uses a hubbing arrangement does not take delivery of products in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. Additionally, although we own the inventory physically located at these hubs, our ability to effectively manage inventory levels may be restricted, causing our total inventory levels to increase. This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows. During the three and six months ended June 30, 2010, our revenues from Cisco and Cisco’s contract manufactures total approximately $25 million and $52 million, or 26.7% and 28.6% of total revenue, respectively.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There have been no changes to the critical accounting policies and estimates discussed in our 2009 Annual Report on Form 10-K/A except for the following:

Revenue recognition. We have also entered into licensing agreements with some of our customers.  Under these license arrangements we recognize revenue under the proportionate performance method provided that fees are fixed or determinable and collectability is probable.  When such license arrangements contain multiple elements (e.g., license grants and services), we review each element to determine the separate units of accounting that exist within the agreement.  If more than one unit of accounting exists, we generally allocate consideration payable to us under the agreement to each unit of accounting using the relative fair value method.  We recognize revenue for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting.

Cash, Cash Equivalents and Marketable Securities. We considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.  We diversified our deposits with high credit quality financial institutions.  Deposits held in money market funds are stated at cost, which approximates market value.  Money market deposits are readily convertible to cash and are classified as cash equivalents.  Marketable securities, which are all available-for-sale investments and carried at fair value, consisted of U.S. government agency securities and U.S. treasury securities.  The cost of securities sold is accounted for based on the specific identification method.  Marketable securities with remaining contractual maturities on the date of purchase greater than 90 days are classified as short-term even though the contractual maturities may be greater than one year because such investments, which are highly liquid, represent funds available for use in current operations.  The Company does not invest in securities with maturity dates that are greater than two years on the date of purchase.  These investments are monitored for impairment periodically and reductions in carrying value are recorded against earnings when the declines are determined to be other-than-temporary.

Results of Operations

Comparison of Three Months Ended June 30, 2010 with Three Months Ended June 30, 2009

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended June 30, 2010 and the three months ended June 30, 2009 (in thousands, except percentage data):

	Three Months Ended June 30, 2010	Percentage of Revenue	Three Months Ended June 30, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$95,014	100.0%	$32,485	100.0%	$62,529	192.5%
Cost of revenue	43,012	45.3%	13,987	43.1%	29,025	207.5%
Gross profit	$52,002	54.7%	$18,498	56.9%	$33,504	181.1%

Revenue. Revenue for the three months ended June 30, 2010 increased by $62.5 million compared with the three months ended June 30, 2009. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $25.3 million of our total revenue for the three months ended June 30, 2010, compared with $11.1 million during the three months ended June 30, 2009. The increase in sales to Cisco was primarily due to an increase of $5.2 million in revenue from sales of network search engines, $8.0 million from sales of knowledge based processors and $1.0 million from sales of communication processors. Revenue from non-Cisco customers represented $69.7 million of total revenue for the three months ended June 30, 2010 compared with $21.4 million during the three months ended June 30, 2009.  Increased revenue from sales of our products to non-Cisco customers primarily consisted of $18.5 million from communication products, $4.4 million from physical layer products, $8.0 million from network search engines, $8.4 million in revenue from knowledge based processors, $2.3 million from NETLite processors and $6.7 million from ultra low-power embedded processors. Huawei accounted for less than 10% of our total revenue in the three months ended June 30, 2010 compared with 10% in the same period of 2009. Alcatel accounted for 12% of total revenue in the three months ended June 30, 2010 and 16% of total revenue in the same period of 2009.  The IDT NSE acquisition which closed in July 2009 added products to our existing network search engine solutions while the RMI acquisition which closed in October 2009 broadened our product offerings to include communication processors and ultra low-power embedded processors.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended June 30, 2010 increased by $29.0 million compared with that of the three months ended June 30, 2009. Cost of revenue increased primarily due to an increase in product sales, amortization of intangible assets, and fair value adjustments related to acquired inventory. The increases in amortization of intangible assets and fair value adjustments related to acquired inventory was due to the RMI and IDT NSE acquisitions.  Cost of revenue for the three months ended June 30, 2010 and 2009 included $9.7 million and $3.0 million, respectively, of amortization of intangible assets, and $3.8 million and zero of fair value adjustments related to acquired inventory.  Gross margin for the three months ended June 30, 2010 decreased to 54.7% compared with the three months ended June 30, 2009 of 56.9%, primarily due to increases in amortization of intangible assets and fair value adjustments related to acquired inventory from the RMI and IDT NSE acquisitions, offset by favorable changes in product mix that resulted in higher gross margins.

Operating expenses

The table below sets forth operating expense data for the three months ended June 30, 2010 and the three months ended June 30, 2009 (in thousands, except percentage data):

	Three Months Ended June 30, 2010	Percentage of Revenue	Three Months Ended June 30, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$32,035	33.7%	$14,136	43.5%	$17,899	126.6%
Selling, general and administrative	20,132	21.2%	7,358	22.7%	12,774	173.6%
Change in contingent earn-out liability	5,164	5.4%	-	0.0%	5,164	N/A
Acquisition-related expenses	-	0.0%	1,335	4.1%	(1,335)	N/A
Total operating expenses	$57,331	60.3%	$22,829	70.3%	$34,502	151.1%

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2010 compared with the same period in 2009 primarily due to increases in payroll and payroll related expenses of $6.4 million, stock-based compensation expenses of $3.1 million, product development and qualification expenses of $3.9 million, software license expenses of $1.3 million, consulting and outside vendor services of $0.3 million, depreciation expenses of $1.0 million, and travel expenses of $0.3 million. The increase in payroll, payroll related expenses and stock-based compensation expenses was primarily due to increases in engineering headcount to support our new product development efforts and from the RMI acquisition. The increase in product development and qualification expenses was primarily due to the production qualification and characterization of new products submitted for tape-out during the period. The increase in software licenses expenses was primarily due to amortization of software licenses used for our internal research and development projects. The remainder of the increase in research and development expenses was caused by individually minor items. We expect the amount of research and development expenses to increase in total and as a percentage of revenues in 2010 and future periods for additional hiring, training and systems support for the development of new products and the improvement of existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2010, compared with the same period in 2009, primarily due to increases in payroll and payroll related expenses of $4.6 million, stock-based compensation expenses of $3.2 million, consulting and outside vendor expenses of $1.0 million, legal expenses of $0.8 million, commission expense of $0.7 million, and travel expenses of $0.5  million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increases in headcount to support our growing operations in the sales and marketing areas, and as a result of the RMI acquisition. Selling, general and administrative expenses also included $1.0 million of amortization expense for the customer contracts and relationships, trade names and trademarks, and non-competition agreements intangible assets for the three months ended June 30, 2010. The remainder of the increase in selling, general and administrative expenses was caused by individually minor items. We expect that selling, general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2010 and future periods in conjunction with our anticipated growth in business activity.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability payable to the former holders of RMI capital stock was due to an increase in the probability-weighted estimated achievement of the revenue earn-out target from approximately 91% at March 31, 2010 to approximately 92% at June 30, 2010, offset by a decrease in the market price of our common stock. Our merger agreement with RMI provides that the earn-out payments to the former holders of RMI capital stock increase disproportionately to increases in the percentage of revenue target achieved.  For example, based on the price of our common stock at June 30, 2010, if the probability-weighted estimated achievement of the revenue target was 100%, the additional charge for contingent earn-out liability would have been approximately $43.2 million.

Acquisition-Related Costs. Acquisition and integration related costs associated with our IDT and RMI acquisitions were $1.3 million during the three months ended June 30, 2009 and consisted primarily of legal fees of $1.1 million, and other professional services of $0.2 million.

Other items

The table below sets forth other data for the three months ended June 30, 2010 and the three months ended June 30, 2009 (in thousands, except percentage data):

	Three Months Ended June 30, 2010	Percentage of Revenue	Three Months Ended June 30, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income, net:
Interest income	$52	0.1%	$262	0.8%	$(210)	-80.2%
Other income (expense), net	(105)	-0.1%	(16)	0.0%	(89)	556.3%
Total interest and other income, net	$(53)	-0.1%	$246	0.8%	$(299)	-121.5%

Interest and Other Income, Net. Interest and other net income decreased by $0.3 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009 primarily due to lower market yields earned from our cash and cash equivalents and marketable securities, and higher interest expenses for capital leases.

	Three Months Ended June 30, 2010	Percentage of Pretax Income	Three Months Ended June 30, 2009	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(547)	10.2%	$(1,929)	47.2%	$1,382	-71.6%

Benefit from Income Taxes. During the three months ended June 30, 2010, we recorded an income tax benefit of $0.5 million. The effective tax rate for the three months ended June 30, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

During the three months ended June 30, 2009, we recorded an income tax benefit of $1.9 million. The effective tax rate for the three months ended June 30, 2009 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Comparison of Six Months Ended June 30, 2010 with Six Months Ended June 30, 2009

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the six months ended June 30, 2010 and the six months ended June 30, 2009 (in thousands, except percentage data):

	Six Months Ended June 30, 2010	Percentage of Revenue	Six Months Ended June 30, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$181,265	100.0%	$62,851	100.0%	$118,414	188.4%
Cost of revenue	94,343	52.0%	27,531	43.8%	66,812	242.7%
Gross profit	$86,922	48.0%	$35,320	56.2%	$51,602	146.1%

Revenue. Revenue for the six months ended June 30, 2010 increased by $118.4 million compared with the six months ended June 30, 2009. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $51.8 million of our total revenue for the six months ended June 30, 2010, compared with $20.8 million during the six months ended June 30, 2009. The increase in sales to Cisco was primarily due to an increase of $14.8 million in revenue from sales of network search engines, $14.1 million from sales of knowledge based processors and $2.1 million from sales of communication processors. Revenue from non-Cisco customers represented $129.5 million of total revenue for the six months ended June 30, 2010 compared with $42.1 million during the six months ended June 30, 2009.  Increased revenue from sales of our products to non-Cisco customers primarily consisted of $34.1 million from communication products, $8.9 million from physical layer products, $15.2 million from network search engines, $11.8 million in revenue from knowledge based processors, $3.7 million from NETLite processors and $13.7 million from ultra low-power embedded processors. Huawei accounted for 10% of our total revenue in the six months ended June 30, 2010 compared with 12% in the same period of 2009. Alcatel accounted for 10% of total revenue in the six months ended June 30, 2010 and 16% of total revenue in the same period of 2009.  The IDT NSE acquisition which closed in July 2009 added products to our existing network search engine solutions while the RMI acquisition which closed in October 2009 broadened our product offerings to include communication processors and ultra low-power embedded processors.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the six months ended June 30, 2010 increased by $66.8 million compared with that of the six months ended June 30, 2009. Cost of revenue increased primarily due to an increase in product sales, amortization of intangible assets, and fair value adjustments related to acquired inventory. The increases in amortization of intangible assets and fair value adjustments related to acquired inventory was due to the RMI and IDT NSE acquisitions.  Cost of revenue for the six months ended June 30, 2010 and 2009 included $19.4 million and $6.0 million, respectively, of amortization of intangible assets, and $16.0 million and zero of  fair value adjustments related to acquired inventory.  Gross margin for the six months ended June 30, 2010 decreased to 48.0% compared with the six months ended June 30, 2009 of 56.2%, primarily due to increases in amortization of intangible assets and fair value adjustments related to acquired inventory from the RMI and IDT NSE acquisitions, offset by favorable changes in product mix that resulted in higher gross margins.

Operating expenses

The table below sets forth operating expense data for the six months ended June 30, 2010 and the six months ended June 30, 2009 (in thousands, except percentage data):

	Six Months Ended June 30, 2010	Percentage of Revenue	Six Months Ended June 30, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$60,090	33.2%	$26,334	41.9%	$33,756	128.2%
Selling, general and administrative	39,856	22.0%	14,172	22.6%	25,684	181.2%
Change in contingent earn-out liability	50,411	27.8%	-	0.0%	50,411	N/A
Acquisition-related expenses	735	0.4%	1,335	2.1%	(600)	-44.9%
Total operating expenses	$151,092	83.4%	$41,841	66.6%	$109,251	261.1%

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2010 compared with the same period in 2009 primarily due to increases in payroll and payroll related expenses of $12.4 million, stock-based compensation expenses of $7.2 million, product development and qualification expenses of $5.4 million, software license expenses of $2.6 million, consulting and outside vendor services of $1.3 million, depreciation expenses of $1.6 million, and travel expenses of $0.5 million. The increase in payroll, payroll related expenses and stock-based compensation expenses was primarily due to increases in engineering headcount to support our new product development efforts and from the RMI acquisition. The increase in product development and qualification expenses was primarily due to the production qualification and characterization of new products submitted for tape-out during the period. The increase in software license expenses was primarily due to amortization of software licenses used for our internal research and development projects. The remainder of the increase in research and development expenses was caused by individually minor items. We expect the amount of research and development expenses to increase in total and as a percentage of revenues in 2010 and future periods for additional hiring, training and systems support for the development of new products and the improvement of existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the six months ended June 30, 2010, compared with the same period in 2009, primarily due to increases in payroll and payroll related expenses of $9.4 million, stock-based compensation expenses of $7.3 million, consulting and outside vendor expenses of $1.9 million, legal expenses of $1.4 million, commission expense of $1.1 million, and travel expenses of $0.9 million. The increase in payroll and payroll related expenses and stock-based compensation expenses resulted primarily from increases in headcount to support our growing operations in the sales and marketing areas, and as a result of the RMI acquisition. Selling, general and administrative expenses also included $1.8 million of amortization expense for the customer contracts and relationships, trade names and trademarks, and non-competition agreements intangible assets for the six months ended June 30, 2010. The remainder of the increase in selling, general and administrative expenses was caused by individually minor items.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability payable to the former holders of RMI capital stock was due to an increase in the probability-weighted estimated achievement of the revenue earn-out target from approximately 80% at December 31, 2009 to approximately 92% at June 30, 2010, as well as an increase in the market price of our common stock.

Acquisition-Related Costs. Acquisition and integration related costs associated with our IDT and RMI acquisitions decreased by $0.6 million during the six months ended June 30, 2010, compared with the same period in 2009.  The decrease was primarily related to reduced legal expenses.

Other items

The table below sets forth other data for the six months ended June 30, 2010 and the six months ended June 30, 2009 (in thousands, except percentage data):

	Six Months Ended June 30, 2010	Percentage of Revenue	Six Months Ended June 30, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income, net:
Interest income	$94	0.1%	$443	0.7%	$(349)	-78.8%
Other income (expense), net	(204)	-0.1%	(24)	0.0%	(180)	750.0%
Total interest and other income, net	$(110)	-0.1%	$419	0.7%	$(529)	-126.3%

Interest and Other Income, Net. Interest and other net income decreased by $0.5 million for the six months ended June 30, 2010, compared with the six months ended June 30, 2009 primarily due to lower market yields earned from our cash and cash equivalents and marketable securities, and higher interest expenses for capital leases.

	Six Months Ended June 30, 2010	Percentage of Pretax Income	Six Months Ended June 30, 2009	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(2,108)	3.3%	$(29)	0.5%	$(2,079)	7169.0%

Benefit from Income Taxes. During the six months ended June 30, 2010, we recorded an income tax benefit of $2.1 million. The effective tax rate for the six months ended June 30, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

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

Liquidity and Capital Resources: Changes in Financial Condition

Our principal sources of liquidity are our cash, cash equivalents and marketable securities of $201.1 million as of June 30, 2010.  We also have an available senior secured revolving credit facility of $25 million with a group of banks.

The table below sets forth the key components of cash flow for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$32,904	$19,659
Net cash used in investing activities	$(96,962)	$(17,913)
Net cash provided by financing activities	$126,340	$3,043

Cash Flows during the Six Months Ended June 30, 2010

Net cash provided by operating activities was $32.9 million for the six months ended June 30, 2010, which primarily consisted of $62.2 million of net loss, $51.3 million of non-cash operating expenses and $43.9 million in benefits from changes in operating assets and liabilities. Non-cash operating expenses for the six months ended June 30, 2010, included depreciation and amortization of $25.9 million, stock-based compensation expenses of $24.8 million, an increase in the provision for inventory reserve of $2.7 million partially offset by an increase in deferred income taxes, net of $2.1 million.  Changes in operating assets and liabilities were driven primarily by increases in the contingent earn-out liability of $50.4 million due to an increase in the probability of revenue achievement and an increase in our share price, as well as increases in deferred margin of $2.8 million and decreases in prepaid expenses of $1.0 million and other changes, offset by increases in accounts receivables of $2.8 million, increases in inventories of $4.4 million and reduction in payables and accrued liabilities of $3.4 million.

Net cash used in investing activities of $97.0 million during the six months ended June 30, 2010 related to purchases of marketable securities of $94.5 million and property and equipment of $2.5 million. We also entered into capital lease obligations of $4.9 million relating to software tools necessary to support product development activities.

Net cash provided by financing activities was $126.3 million for the six months ended June 30, 2010, primarily from proceeds from issuance of Common Stock pursuant to a follow-on public offering of $117.8 million, net of stock offering costs of $6.1 million, and proceeds of $17.5 million from the issuance of common stock under our stock compensation plans, offset by payments of software licenses and other obligations of $1.6 million, and tax payments related to vested stock awards of $1.3 million.

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

Our net cash used in investing activities was $17.9 million for the six months ended June 30, 2009, of which we used $15.5 million for the payment of Aeluros post-acquisition revenue milestone, $15.0 million for the RMI Loan, $14.6 million for the purchase of short-term marketable securities, and $0.5 million to purchase property and equipment offset by $27.7 million of sales and maturities of short-term marketable securities.

Our net cash provided by financing activities was $3.0 million for the six months ended June 30, 2009, primarily from proceeds of stock option exercises of $4.9 million, offset by payments of debt issuance costs of $0.8 million, prepayments of software licenses and other obligations of $0.5 million and tax payments related to vested awards of $0.6 million.

Capital Resources

We believe that our existing cash, cash equivalents and marketable securities of $201.1 million as of June 30, 2010 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our anticipated cash needs in the next twelve months include the potential payments of up to $15.9 million under the earn-out provisions of the RMI merger agreement to the former holders of RMI common stock.  Of the estimated acquisition-related contingent earn-out liability recorded as of June 30, 2010 of $62.1 million, approximately $9.1 million would be payable in cash and $53.0 million payable in stock.

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

Contractual Obligations

On March 19, 2010, we entered into an agreement to lease approximately 105,930 square feet of office space located at 3975 Freedom Circle in Santa Clara, California. We have commenced occupancy at its new corporate headquarters at the end of May 2010. We executed a lease termination agreement for our previous headquarters facility in Mountain View, California and recorded a charge of approximately $0.5 million during the three months ended June 30, 2010.

Our principal commitments as of June 30, 2010 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$21,701	$1,184	$3,854	$6,573	$10,090
Software license obligations	6,711	4,335	2,376	-	-
Wafer purchases	18,690	18,690
Total	$47,102	$24,209	$6,230	$6,573	$10,090

See Note 5 for discussion of acquisition-related contingent consideration.  As of June 30, 2010, $62.1 million was recorded as a liability, of which approximately $9.1 million would be payable in cash and $53.0 million payable in stock.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at June 30, 2010, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Approximately $44.4 million of unrecognized tax benefits have not been included in the contractual obligations table above.

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

The Company has undertaken specified obligations in the event of an epidemic product failure under master purchase agreements with certain customers.  These obligations have not had a material impact on the Company’s results of operations, financial condition, or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements as defined by item 303(a)(4)(ii) of Regulation S-K.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2010, our investments consisted primarily of deposits in money market funds, U.S. treasuries and government agency securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have been dependent upon orders for sales our products to a limited number of customers, and, in particular, Cisco, for most of our total revenue. During the six months ended June 30, 2010 and 2009, Cisco and its contract manufacturers accounted for 29% and 33% of our total revenue, respectively. In addition, because the market segments served by us and RMI prior to the acquisition were complementary and some of our significant customer bases overlapped, the combination of our companies has not reduced our dependency on sales to some of our significant customers that we share. We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other large OEMs.

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

While we achieved profitability in recent years, we had a net loss in 2009 and for the six months ended June 30, 2010, along with a history of net losses prior to 2005. We may incur significant net losses in the future and may not be able to sustain profitability.

We reported a net loss of $62.2 million and $6.1 million during the six months ended June 30, 2010 and 2009, respectively. We reported a net loss of $47.2 million during the year ended December 31, 2009.  We reported net income of $3.6 million and $2.6 million during the years ended 2008 and 2007, and we have reported net losses in years prior to fiscal 2005. At June 30, 2010, we had an accumulated deficit of approximately $185.3 million. To regain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit  our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis. Moreover, if we continue to make acquisitions and other transactions that generate substantial expenses for acquired intangible assets and similar items as well acquisition costs, we may not become profitable in the near term even though we otherwise meet our growth and operating objectives.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: July 30, 2010	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: July 30, 2010	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification