Form 10-Q
period 2011-03-31
NETLOGIC MICROSYSTEMS INC
filed 2011-05-02
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.     Large accelerated filer  x         Accelerated filer  ¨           Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, $0.01 par value per share	68,309,833 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$143,555	$100,523
Short-term investments	133,860	155,644
Accounts receivable, net	40,033	19,829
Inventories	32,992	36,290
Deferred income taxes	8,401	8,428
Prepaid expenses and other current assets	9,534	11,458
Total current assets	368,375	332,172
Property and equipment, net	22,282	20,507
Goodwill	112,136	112,700
Intangible asset, net	169,270	180,838
Other assets	69,217	66,372
Total assets	$741,280	$712,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,411	$17,257
Accrued liabilities	25,062	27,848
Deferred margin	6,219	4,242
Software licenses and other obligations, current	3,384	4,514
Total current liabilities	53,076	53,861
Software licenses and other obligations, long-term	730	2,033
Other liabilities	39,541	37,782
Total liabilities	93,347	93,676
Stockholders' equity
Common stock	684	675
Additional paid-in capital	830,748	807,780
Accumulated other comprehensive income (loss)	11	(28)
Accumulated deficit	(183,510)	(189,514)
Total stockholders' equity	647,933	618,913
Total liabilities and stockholders' equity	$741,280	$712,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenue	$98,669	$86,251
Cost of revenue	38,242	51,331
Gross profit	60,427	34,920
Operating expenses:
Research and development	32,825	28,055
Selling, general and administrative	20,414	19,724
Change in contingent earn-out liability	-	45,247
Acquisition-related costs	487	735
Total operating expenses	53,726	93,761
Income (loss) from operations	6,701	(58,841)
Interest and other income (expense), net	311	(57)
Income (loss) before income taxes	7,012	(58,898)
Provision for (benefit from) income taxes	1,008	(1,561)
Net income (loss)	$6,004	$(57,337)
Net income (loss) per share-basic	$0.09	$(0.99)
Net income (loss) per share-diluted	$0.08	$(0.99)
Shares used in calculation-basic	68,002	57,993
Shares used in calculation-diluted	72,696	57,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,004	$(57,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,434	12,795
Gain (loss) on disposal of property and equipment	18	(29)
Interest and amortization of premium relating to debt securities	471	-
Stock-based compensation	10,627	12,523
Provision for doubtful accounts	14	199
Provision for inventory reserves	1,535	1,670
Deferred income taxes, net	116	(1,599)
Excess benefit from stock-based awards	(3,205)	-
Changes in current assets and liabilities:
Accounts receivable	(19,738)	(3,472)
Inventories	1,799	4,108
Prepaid expenses and other assets	2,283	239
Accounts payable and accrued liabilities	(3,327)	(5,594)
Contingent earn-out liability	-	45,247
Deferred margin	1,497	2,927
Other long-term liabilities	1,542	57
Net cash provided by operating activities	14,070	11,734
Cash flows from investing activities:
Purchase of property and equipment	(1,397)	(774)
Purchase of short-term investments	(18,624)	-
Sales and maturities of short-term investments	40,002	-
Purchase of long-term investments and other	(2,500)	-
Net cash provided by (used in) investing activities	17,481	(774)
Cash flows from financing activities:
Payments of software license and other obligations	(835)	(15)
Proceeds from issuance of common stock	9,164	10,005
Proceeds from issuance of common stock in connection with a stock offering	-	117,813
Payments for stock issuance costs	-	(5,595)
Tax payments related to vested awards	(53)	(19)
Excess tax benefit from stock-based awards	3,205	-
Net cash provided by financing activities	11,481	122,189
Net increase (decrease) in cash and cash equivalents	43,032	133,149
Cash and cash equivalents at beginning of period	100,523	44,278
Cash and cash equivalents at end of period	$143,555	$177,427

Supplemental disclosures of non-cash investing activities:
Acquisition of property and equipment under capitalized software license and other obligations	$-	$4,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NetLogic Microsystems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for a fair statement of the results of operations for the periods are shown.

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires it to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluated them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three months ended March 31, 2011, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2010 annual report on Form 10-K.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss): basic and diluted	$6,004	$(57,337)
Denominator:
Common shares outstanding	68,002	57,993
Total shares: basic	68,002	57,993
Add: stock options and awards outstanding (when dilutive)	4,694	-
Total shares: diluted	72,696	57,993
Net income (loss) per share: basic	$0.09	$(0.99)
Net income (loss) per share: diluted	$0.08	$(0.99)

The following numbers of shares underlying outstanding common  stock options were excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effects (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options and awards	-	5,693

3. Stock-Based Compensation

    The Company has adopted stock plans that provide for grants of equity-based awards to employees, which consist of awards of stock options and restricted stock units. In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase its common stock at a discount through payroll deductions. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the service period of the awards. The Company also grants stock options and restricted stock units to new employees in accordance with Nasdaq Marketplace Rule 5635(c)(4) as an inducement material to the new employee’s entering into employment with the Company.

During the three months ended March 31, 2011, the Company corrected a limitation in the calculation of stock-based compensation performed by a third party vendor, and as a result, reduced its compensation expenses by $0.5 million. The change was not material to prior periods and is not expected to have a significant impact on the current year stock-based compensation expense.  The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$241	$226
Research and development	5,589	6,256
Selling, general and administrative	4,797	6,041
Total stock-based compensation expense	$10,627	$12,523

In addition, the Company capitalized approximately $0.1 million and $0.1 million of stock-based compensation in inventory as of March 31, 2011 and December 31, 2010, respectively, which represented indirect manufacturing costs related to its inventory.

Stock Options

The exercise price of each stock option typically equals the market price of the Company’s common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the three months ended March 31, 2011 and 2010, the Company did not grant any stock options. As of March 31, 2011, total unrecognized compensation cost related to unvested stock options granted and outstanding was approximately $12.6 million with a weighted average remaining vesting period of 2.48 years.

Restricted Stock

During the three months ended March 31, 2011 and 2010, the Company granted restricted stock units representing the future right to acquire approximately 493,000 and 94,000 shares of common stock, respectively. These awards vest over the requisite service period, which ranges from six months to four years. The fair value of the restricted stock units was determined using the fair value of the Company’s common stock on the date of the grant. The fair value of the restricted stock units is amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of March 31, 2011, total unrecognized compensation cost related to unvested restricted stock units granted was approximately $78.3 million, which is expected to be recognized over a weighted average period of 2.31 years.

Employee Stock Purchase Plan

The Company’s ESPP provides that eligible employees may purchase up to $25,000 of shares of common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.

Valuation Assumptions

The fair value of each purchase is estimated at the beginning of each offering period using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s stock purchase plan has characteristics significantly different from those of publicly traded options as they have vesting requirements and are not fully transferable. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended March 31,
	2011	2010
Employee Stock Purchase Plan:
Risk-free interest rate	0.19%	0.18%
Expected life of options (in years)	0.49	0.49
Expected dividend yield	0.00%	0.00%
Volatility	49%	55%
Weighted average fair value	$9.38	$6.95

4. Income Taxes

During the three months ended March 31, 2011 and 2010, the Company recorded an income tax provision of $1.0 million and tax benefit of $1.6 million, respectively.  During the three months ended March 31, 2011, the Company corrected its deferred tax liabilities and goodwill related to acquired intangible assets and international structure.  The $115,000 cumulative impact recorded during the first quarter of 2011 to increase income tax expense was not material to prior periods and is not expected to have a significant impact on the current year benefit for income taxes.

At March 31, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $52.0 million and $51.3 million, respectively. Approximately $45.4 million of the balance as of March 31, 2011 would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010, the Company had accrued interest of $0.9 million and $0.8 million, respectively, and no accrued penalties related to uncertain tax positions.

The tax years 1999 to 2010 remain open to examination by one or more of the major tax jurisdictions in which the Company is subject to taxation on its taxable income.  The Company anticipates that it is reasonably possible that unrecognized tax benefits will decrease approximately $10 million within the next twelve months due to the expiration of statute(s) of limitations.

5. Business Combination

RMI Corporation

On May 31, 2009, the Company entered into an Agreement and Plan of Merger Reorganization, with the Company’s wholly-owned subsidiary, Roadster Merger Corporation, and RMI Corporation (“RMI”), a provider of high-performance and low-power multi-core, multi-threaded processors.

On October 30, 2009, the Company completed the acquisition of RMI and delivered in October 2009 approximately 9.9 million shares of the Company’s common stock and $12.6 million cash of initial merger consideration.  In December 2010, the Company also delivered approximately 2.4 million shares of the Company’s common stock and $11.5 million cash as earn-out consideration based upon achievement of specified percentages of revenue targets for the 12-month period from November 1, 2009 through October 31, 2010. In accordance with ASC 805 Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the revenue target.

In developing these estimates at each reporting period, the Company considered its revenue projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company’s fair value estimate of this liability was $9.7 million at the date of acquisition assuming a probability-weighted revenue achievement of approximately 80% of target which required a settlement of 489,000 shares of its common stock (value at $9.3 million) and $0.4 million in cash. Changes in the fair value of the acquisition-related contingent consideration subsequent to the merger date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue expected to be achieved and changes in their stock price, are being recognized in earnings in the period in which the estimated fair value changes.

The following table summarizes the activity related to contingent earn-out liability for the periods presented (in thousands):

Three Months Ended March 31,
2010
Beginning balance	$11,687
Change in contingent earn-out liability included in operating expenses	45,247
Ending balance	$56,934

6. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill during the three months ended March 31, 2011 as follows (in thousands):

December 31, 2010 Balance:	$112,700
Other Adjustments (Note 4)	(564)
March 31, 2011 Balance:	$112,136

As of March 31, 2011 and December 31, 2010, goodwill represented approximately 15% and 16%, respectively, of the Company’s total assets.

The following table summarizes the components of other intangible assets and related accumulated amortization balances, which were recorded as a result of previous business combinations (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Developed technology	$36,880	$(30,875)	$6,005	$36,880	$(28,794)	$8,086
Composite intangible asset	74,046	(25,080)	48,966	74,046	(22,176)	51,870
Patents and core technology	125,140	(28,911)	96,229	125,140	(23,371)	101,769
Customer relationships	20,700	(6,696)	14,004	20,700	(6,006)	14,694
Tradenames and trademarks	2,200	(1,039)	1,161	2,200	(856)	1,344
Non-competition agreements	400	(227)	173	400	(187)	213
Intellectual property	3,472	(740)	2,732	3,472	(610)	2,862
Total	$262,838	$(93,568)	$169,270	$262,838	$(82,000)	$180,838

The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the periods presented, including acquired backlog (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$10,655	$9,731
Operating expenses:
Selling, general and administrative	913	913
	$11,568	$10,644

As of March 31, 2011, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year Ending	Estimated Amortization
2011 (remaining 9 months)	$32,009
2012	35,457
2013	29,015
2014	16,072
2015	14,035
Thereafter	42,682
Total	$169,270

7. Available-for-sale Investments

The following is a summary of available-for-sale investments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Investments in:
U.S. government agency securities	$15,613	$6	$-	$15,619
U.S. treasury securities	123,408	44	(31)	123,421
Money market funds	40,390	-	-	40,390
Privately held debt investments	5,000	-	-	5,000
Total	$184,411	$50	$(31)	$184,430

Reported as:
Cash and cash equivalents	$45,570	$-	$-	$45,570
Short-term investments	133,841	50	(31)	133,860
Other assets	5,000	-	-	5,000
	$184,411	$50	$(31)	$184,430

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Investments in:
U.S. government agency securities	$153,864	$33	$(80)	$153,817
U.S. treasury securities	16,414	1	(1)	16,414
Money market funds	60,026	-	-	60,026
Privately held debt investments	5,000	-	-	5,000
Total	$235,304	$34	$(81)	$235,257

Reported as:
Cash and cash equivalents	$74,613	$1	$(1)	$74,613
Short-term investments	155,691	33	(80)	155,644
Other assets	5,000	-	-	5,000
	$235,304	$34	$(81)	$235,257

Excluding money market funds, which do not have stated contractual maturity dates, the fair value of the Company’s investments by contractual maturity as of March 31, 2011 was as follows (in thousands):

March 31, 2011
Investments:
Due in 1 year or less	$103,007
Due after 1 year through 5 years	41,033
Total	$144,040

Net unrealized holding gains and losses on available-for-sale investments have been included in other comprehensive income and accumulated as a separate component of stockholders’ equity.

See Note 13, Subsequent Events, below for further discussion of the purchase of Optichron, Inc. (the “Optichron Acquisition”).  As of March 31, 2011, cash and cash equivalents and short-term investments totaled $277.4 million. Subsequent to March 31, 2011, cash and cash equivalents decreased as a result of the payment of approximately $77.2 million of purchase consideration on April 5, 2011 for the Optichron Acquisition.

8. Fair Value Measurements

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets, specifically cash equivalents, marketable securities and debt investments in a privately held corporation, at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$40,390	$40,390	$-	$-
U.S. government agency securities	123,421	-	123,421	-
U.S. treasury securities	15,619	-	15,619	$-
Privately held debt investments	5,000	-	-	5,000
	$184,430	$40,390	$139,040	$5,000

		Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$60,026	$60,026	$-	$-
U.S. government agency securities	153,817	-	153,817	-
U.S. treasury securities	16,414	-	16,414
Privately held debt investments	5,000	-	-	5,000
	$235,257	$60,026	$170,231	$5,000

9. Balance Sheet Components

The components of the Company’s inventory at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Inventories:
Finished goods	$18,336	$18,971
Work-in-progress	14,656	17,319
	$32,992	$36,290

The components of the Company’s other assets at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Other assets:
Deferred tax assets, non current	$55,368	$54,920
Long-term investments	8,852	7,676
Other assets	4,997	3,776
	$69,217	$66,372

The components of the Company’s liabilities at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Accrued Liabilities:
Acrrued payroll and related expenses	$10,405	$11,219
Accrued inventory purchases	1,988	1,967
Accrued licenses	3,608	4,232
Accrued warranty	2,262	2,270
Other accrued expenses	6,799	8,160
	$25,062	$27,848
Other Liabilities
Income taxes	$35,652	$35,434
Other liabilities	3,889	2,348
	$39,541	$37,782

    The following table summarizes activity related to product warranty liability for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Warranty Accrual:
Beginning balance	$2,270	$1,534
Provision for warranty	71	407
Settlements made during the period	(79)	(153)
Ending balance	$2,262	$1,788

10. Commitments and Contingencies

Leases

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and have expiration dates through 2018. Additionally, the Company acquired rights to use certain CAD tools under software licenses, accounting for the arrangements similar to capital leases.

Future minimum commitments as of March 31, 2011 under non-cancelable software licenses and operating leases agreements, including significant common area maintenance charges for facility leases, were as follows (in thousands):

	Software licenses and other obligations	Operating Leases	Total
2011 (remaining 9 months)	$2,143	$558	$2,701
2012	2,081	2,490	4,571
2013	-	3,439	3,439
2014	-	3,526	3,526
2015	-	3,638	3,638
2016 and thereafter	-	8,369	8,369
	4,224	$22,020	$26,244
Less: Interest component	(110)
Present value of minimum payments	4,114
Less: Current portion	(3,384)
Long-term portion of obligations	$730

Purchase Commitments

At March 31, 2011, the Company had approximately $22.6 million in firm, non-cancelable and unconditional purchase commitments with its suppliers.

Contingencies

From time to time the Company is party to claims and litigation proceedings arising in the normal course of business. Currently, the Company does not believe that there are any claims or litigation proceedings involving matters that will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to its business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to the Company’s business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

Indemnities, Commitments and Guarantees

In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include agreements to indemnify the Company’s customers with respect to liabilities associated with the infringement of other parties’ technology based upon its products, to indemnify its lessors under facility lease agreements, and to indemnify its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. The Company has not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

The Company has undertaken specified obligations in the event of an epidemic product failure under master purchase agreements with certain customers.  In the event of an epidemic product failure, the Company’s obligation under these arrangements may have a material impact on its results of operations, financial condition or cash flows.

Pending Acquisition

See Note 13, Subsequent Events, below for further discussion on commitments related to the Optichron Acquisition.

11. Comprehensive Income (Loss)

            Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net Income (loss)	$6,004	$(57,337)
Change in unrealized gain/loss on marketable securities, net of taxes	40	-
Comprehensive income (loss)	$6,044	$(57,337)

12. Operating Segments and Geographic Information

The Company operates as one operating and reportable segment and sells its products directly to customers in North America, Asia and Europe. Revenue percentages for the geographic regions reported below were based upon the customer headquarters locations. The following is a summary of the geographic information related to revenues for the periods presented:

	Three Months Ended March 31,
	2011	2010
Revenue:
China	42%	36%
Malaysia	14%	32%
United States	19%	13%
Other	25%	19%
Total	100%	100%

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable as of the dates presented:

	March 31, 2011	December 31, 2010
Wintec Industries	16%	31%
Huawei Technologies	20%	19%
Flextronics	10%	*

*	Less than 10% of revenue

The following table summarizes revenue from bill-to customers comprising 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended March 31,
	2011	2010
Wintec Industries	20%	29%
Huawei Technologies	11%	12%

The following table summarizes revenue from end customers comprising 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended March 31,
	2011	2010
Cisco	22%	31%
Huawei Technologies	11%	12%
Alcatel-Lucent	10%	*

*	Less than 10% of revenue

13. Subsequent Events

On March 20, 2011, the Company and its wholly owned subsidiary Alinghi Merger Corporation, or Merger Sub, entered into an Agreement and Plan of Merger, or merger agreement, with Optichron, Inc., or Optichron, and David Liddle, as the representative of Optichron’s stockholders, or the Representative. Under the terms of the merger agreement, the Company agreed to acquire Optichron, a privately-held, fabless semiconductor provider of 3G/4G LTE base station digital front-end processors, through the merger of Merger Sub with and into Optichron, with Optichron continuing as a wholly-owned subsidiary of the Company. Concurrently with the execution of the merger agreement, the Company and Merger Sub entered into Common Stock Purchase Agreements, or stock purchase agreements, with three employee-stockholders of Optichron. Under the terms of the stock purchase agreements, the Company agreed to purchase all of the fully-vested shares of Optichron common stock held by the employee-stockholders immediately prior to the merger. The Company also agreed to offer each of these employee-stockholders (and other employees designated by the Company pursuant to the merger agreement) employment with the Company, Optichron or another subsidiary of the Company at the time of the closing of the merger.

On April 5, 2011, the Company completed the Optichron acquisition and paid initial merger consideration of approximately $77.2 million in cash, of which 12.5%, or approximately $9.6 million, is being held in escrow as recourse for indemnifiable claims and expenses that may arise in the first 18 months following the closing.

Under the terms of the merger agreement and the common stock purchase agreements, the Company also may be required to pay additional earn-out consideration to the former Optichron stockholders based on the amount of revenue recognized by the Company from the sale of Optichron products in 2011 (“first earn-out period”), and in 2012 (“second earn-out period”), in accordance with formulas set forth in the merger agreement. Any portion of the earn-out consideration payable to the three employee-stockholders pursuant to the stock purchase agreements will be paid in shares of common stock of the Company, issuable in equal annual installments over a period of four years after determination of the earn-out amount (in the case of the first earn-out consideration) or three years after determination of the earn-out amount (in the case of the second earn-out consideration), subject to their continuing employment with the Company. The aggregate number of shares issuable to each such employee-stockholder is equal to the cash value of the earn-out consideration that would otherwise have been paid to him under the merger agreement if his shares of common stock had been converted under the merger agreement (based on the ten trading-day average price of the common stock immediately prior to the closing of the merger). Any portion of the earn-out consideration payable to the remaining former Optichron stockholders will be paid in cash.  If the maximum earn-out is achieved, additional consideration of approximately $109 million would be payable in cash by March 31, 2013, and additional consideration of approximately $12 million would be payable in shares of NetLogic common stock (valued at $40.68 per share) to the employee-stockholders, subject to their continued employment after the acquisition over a five-year period.

Under the merger agreement, the Company assumed unvested restricted stock units (“Retention RSUs”) of $23 million that Optichron had granted to employees prior to the close.  The Retention RSUs generally vest over a five-year period.

We are currently evaluating the purchase price allocation following the consummation of the transaction.  It is not possible to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between the acquisition date and the issuance of these consolidated financial statements.  It is expected that goodwill will be recorded on our consolidated balance sheet in the first quarter of 2011 once the preliminary purchase price allocation for the transaction has been completed.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. In addition, all the information under Item 3 below constitutes a forward-looking statement. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011, and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. All forward-looking statements in this document are based on information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report, except as required by law. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “NetLogic Microsystems” refer to NetLogic Microsystems, Inc.

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance, functionality and energy efficiency of advanced mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our market-leading product portfolio includes high-performance multi-core communications processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, network search engines, digital front-end processors and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, access aggregation, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs) such as Alcatel-Lucent, Brocade Communications Systems, Cisco Systems, Dell Inc., Ericsson, Finisar Corporation, Hewlett-Packard, Huawei Technologies Co. Ltd, Juniper Networks, Inc., McAfee, Inc., Motorola, Inc., Nokia Siemens Networks, Tellabs, Inc., and ZTE Corporation.

The products and technologies we have developed and acquired are targeted to enable our customers to develop systems that support the increasing speeds and complexity of the Internet Protocol (IP) networks. We believe there is a growing need to include high-performance multi-core processors, knowledge-based processors, high speed physical layer devices, and digital front end processors in a larger number of communication equipment as networks transition to processing traffic at increasing speeds and complexity.

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

We derive revenue primarily from sales of semiconductor products to OEMs and their contract manufacturers, and to our distributors and international sales representatives. Usually, we initially sell product for a new design directly to OEM customers. Once their design enters production, the OEM customers frequently outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors and international sales representatives.  We maintain inventory, or “hubbing”, arrangements with some of these customers, including our largest customer, Cisco and its supplier, Wintec Industries.  Pursuant to these arrangements, we deliver products to a customer, an intermediary or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer, intermediary or third-party warehouse reports it has removed, or pulled, our product from the warehouse to be incorporated into the customers’ end products.

We also use distributors to provide valuable assistance to end-users in delivery of our products and related services. Our distributors are used to support our international sales logistic principally in Asia. In accordance with standard market practice, our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter and limit price protection for inventory on-hand if we subsequently lower prices on our products.  We recognize revenue from sales through distributors at the time of shipment to end customers reported by our distributors.

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

Recent Acquisitions

On April 5, 2011, the Company completed the acquisition of Optichron, Inc. (“Optichron”), a provider of 3G/4G LTE base station digital front-end processors for approximately $77.2 million cash consideration at closing, and potential additional cash earn-out consideration of up to approximately $109 million payable in cash by March 31, 2013, and approximately $12 million that would be paid in shares of the Company’s common stock.  The digital front-end processing solutions complement our existing portfolio of products targeting our customers’ next generation wireless equipment, and we believe that the combined portfolio will increase our overall strategic importance to our top customers and our total addressable market.

Outlook and Challenges

In order to add to our intrinsic growth rate, we continue to seek strategic partnerships and merger and acquisition opportunities, such as the Optichron Acquisition, to grow our product portfolio, increase the total available market for our products, and widen our engineering talent pool in areas that are highly complementary and synergistic with our core competencies and increases our strategic importance to key customers. Additionally, in order to support our growing business operations we are increasing our worldwide hiring and improving our processes and systems related to our management information and enterprise resource planning systems to keep pace with the breadth and scale of our business while maintaining regulatory compliance.

Our product revenue is concentrated among a small number of large customers.  For the three months ended March 31, 2011, our top five customers in terms of revenue accounted for approximately 54% of total revenue. Although we believe our revenues will continue to be concentrated among our largest customers, because of concentration in the networking equipment business, we expect that continued favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, our expanding product portfolio will also help us further diversify our customer and product revenues as well as expand our offerings to our existing customers.

For the three months ended March 31, 2011, 28% of our product revenue was realized through inventory, or “hubbing”, arrangements with certain customers.  We expect more of our larger customers to adopt these hubbing arrangements in the future.  Pursuant to these arrangements, we deliver products to a customer, an intermediary or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer, intermediary or third-party warehouse reports it has removed, or pulled, our product from the warehouse to be incorporated into the customers’ end products.  Historically, we have had reasonable visibility of our customers’ requirements within a quarter, and typically commit resources and incur expenses based on our projections.  However, if a customer that uses a hubbing arrangement does not take delivery of products in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected.  In addition, although we own the inventory physically located at these hubs, our ability to effectively manage inventory levels may be restricted, causing our total inventory levels to increase.  This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There have been no changes to the critical accounting policies and estimates discussed in our 2010 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2011 with Three Months Ended March 31, 2010

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended March 31, 2011 and the three months ended March 31, 2010 (in thousands, except percentage data):

	Three Months Ended March 31, 2011	Percentage of Revenue	Three Months Ended March 31, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$98,669	100.0%	$86,251	100.0%	$12,418	14.4%
Cost of revenue	38,242	38.8%	51,331	59.5%	(13,089)	-25.5%
Gross profit	$60,427	61.2%	$34,920	40.5%	$25,507	73.0%

    Revenue. Revenue for the three months ended March 31, 2011 increased by $12.4 million compared with the three months ended March 31, 2010. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $22.0 million of our total revenue for the three months ended March 31, 2011, compared with $26.4 million during the three months ended March 31, 2010. The decrease in sales to Cisco was primarily due to a decrease of $5.6 million in revenue from sales of NETLite processors and network search engine products, partially offset by an increase of $1.1 million primarily from sales of knowledge based processors. Revenue from non-Cisco customers represented $76.7 million of total revenue for the three months ended March 31, 2011 compared with $59.9 million during the three months ended March 31, 2010.  Increased revenue from sales of our products to non-Cisco customers primarily consisted of $3.5 million from communication processors, $6.2 million from physical layer products, $0.4 million from NETLite processors and network search engine products, $5.9 million from revenue from knowledge based processors, offset by a decrease of $0.5 million from ultra low-power embedded processors. Huawei accounted for 11% of our total revenue in the three months ended March 31, 2011 compared with 12% in the same period of 2010. Alcatel accounted for 10% of our total revenue in the three months ended March 31, 2011 and less than 10% of total revenue in the same period of 2010.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended March 31, 2011 decreased by $13.1 million compared with that of the three months ended March 31, 2010. Cost of revenue decreased primarily due to the absence of fair value adjustments related to acquired inventory in the most recent quarter of $12.2 million as the inventory acquired from the RMI and IDT NSE Assets transactions were sold during fiscal 2010. Gross margin for the three months ended March 31, 2011 increased to 61.2% compared with 40.5% for the three months ended March 31, 2010, primarily due to higher levels of revenue to absorb fixed costs, the absence of fair value adjustments related to acquired inventory in the most recent quarter and a favorable change in product mix.

Operating expenses

The table below sets forth operating expense data for the three months ended March 31, 2011 and the three months ended March 31, 2010 (in thousands, except percentage data):

	Three Months Ended March 31, 2011	Percentage of Revenue	Three Months Ended March 31, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$32,825	33.3%	$28,055	32.5%	$4,770	17.0%
Selling, general and administrative	20,414	20.7%	19,724	22.9%	690	3.5%
Change in contingent earn-out liability	-	0.0%	45,247	52.5%	(45,247)	-100.0%
Acquisition-related expenses	487	0.5%	735	0.9%	(248)	-33.7%
Total operating expenses	$53,726	54.5%	$93,761	108.7%	$(40,035)	-42.7%

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2011 compared with the same period in 2010 primarily due to increases in payroll and related expenses of $2.0 million, product development and qualification expenses of $1.9 million, and depreciation expenses of $0.8 million. The increase in payroll and related expenses was primarily due to retention of and increases in engineering headcount to support our new product development efforts. The increase in product development and qualification expenses was primarily due to the production qualification and characterization of new products submitted for tape-out during the period. The remainder of the increase in research and development expenses was caused by individually minor items. We expect research and development expenses to increase in 2011, as well as increase as a percentage of 2011 revenues, due to additional hiring, training and systems support for the development of new products including those acquired in our acquisition of Optichron and the improvement of existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2011, compared with the same period in 2010, primarily due to increases in payroll and related expenses of $0.6 million, marketing and commission expenses of $0.9 million, and depreciation expense of $0.3 million. These increases were offset by a decline in stock compensation expense of $1.2 million. The increases reflected higher spending levels to support our growing operations in the sales and marketing areas.  The remainder of the increase in selling, general and administrative expenses was caused by individually minor items. We expect that selling, general and administrative expenses will increase in 2011, and may increase as a percentage of 2011 revenues, in conjunction with our anticipated growth in selling activity.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability payable to the former holders of RMI capital stock recorded during the three months ended March 31, 2010 was due to an increase in the probability weighted estimated achievement of the revenue earn-out target from 80% at December 31, 2009 to approximately 90% at March 31, 2010, as well as an increase in the market price of our common stock.  This liability was subsequently increased to a revenue earn-out target achievement of approximately 95.3% and fully paid in December 2010.  Although this liability associated with our acquisition of RMI Corporation no longer recurs in 2011, similar charges could arise in the future relating to the acquisition of Optichron or any other acquisitions that involve deferred, contingent payments of this nature.

Acquisition-Related Costs. Acquisition related cost associated with the Optichron Acquisition were $0.5 million during the three months ended March 31, 2011 and consisted predominantly of legal fees. Acquisition and integration related costs associated with the acquisition of RMI were $0.7 million during the three months ended March 31, 2010 and consisted primarily of legal fees of $0.2 million, and other professional services of $0.5 million.

Other items

The table below sets forth other data for the three months ended March 31, 2011 and the three months ended March 31, 2010 (in thousands, except percentage data):

	Three Months Ended March 31, 2011	Percentage of Revenue	Three Months Ended March 31, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest and other income (expense), net:
Interest income	$233	0.2%	$41	0.0%	$192	468.3%
Other income (expense), net	78	0.1%	(98)	-0.1%	176	-179.6%
Total interest and other income (expense), net	$311	0.3%	$(57)	-0.1%	$368	-645.6%

Interest and Other Income (Expense), Net. Net interest and other expense increased by $0.4 million for the three months ended March 31, 2011, compared with the three months ended March 31, 2010.  The increase in interest income was principally due to higher invested balances.  Our cash, cash equivalents and short-term investments balance increased from $177.4 million at March 31, 2010 to $277.4 million at March 31, 2011.

	Three Months Ended March 31, 2011	Percentage of Pretax Income	Three Months Ended March 31, 2010	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Provision for (Benefit from) income taxes	$1,008	14.4%	$(1,561)	2.7%	$2,569	-164.6%

Provision for (Benefit from) Income Taxes. During the three months ended March 31, 2011, we recorded an income tax provision of $1.0 million. The effective tax rate of 14.4% for the three months ended March 31, 2011 was primarily driven by a decrease in stock compensation which was partially offset by the federal R&D credit, a rate differential for book income generated in foreign jurisdictions, and book losses generated in the United States.

During the three months ended March 31, 2010, we recorded an income tax benefit of $1.6 million. The effective tax rate of 2.7% for the three months ended March 31, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Liquidity and Capital Resources: Changes in Financial Condition

Our principal sources of liquidity are our cash, cash equivalents and short-term investments of $277.4 million as of March 31, 2011.  On April 5, 2011, we completed the Optichron acquisition and paid initial merger consideration of approximately $77.2 million in cash.  The table below sets forth the key components of cash flow for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$14,070	$11,734
Net cash provided by (used in) investing activities	$17,481	$(774)
Net cash provided by financing activities	$11,481	$122,189

Cash Flows during the Three Months Ended March 31, 2011

Net cash provided by operating activities was $14.1 million for the three months ended March 31, 2011, which comprised $6.0 million of net income, $24.0 million of non-cash operating expenses partially reduced by $15.9 million used in working capital. Non-cash operating expenses for the three months ended March 31, 2011 included depreciation and amortization of $14.4 million, stock-based compensation expenses of $10.6 million, an increase in the provision for inventory reserves of $1.5 million and benefits from stock-based awards of $3.2 million.  Changes in operating assets and liabilities which resulted in cash used by operating activities were driven primarily by increases in accounts receivable of $19.7 million and a reduction in accounts payable and accumulated liabilities of $3.3 million.  Changes in operating assets and liabilities which resulted in cash provided by operating activities were primarily due to reduction in inventories of $1.8 million, decreases in prepaid assets of $2.3 million, increases in deferred margin of $1.5 million, and increases in other long term liabilities of $1.5 million. The changes in operating assets and liabilities were consistent with historcial operating levels.

Net cash provided by investing activities of $17.5 million for the three months ended March 31, 2011 primarily related to the net sale of short-term investments of $21.4 million, partially offset by $1.4 million used to purchase property and equipment, and $2.5 million to purchase other assets.  The changes in operating assets and liabilities were consistent with historcial operating levels.

 Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2011, primarily from proceeds of $9.2 million from issuance of common stock under our stock compensation plans and benefits from stock-based awards of $3.2 million.

Cash Flows during the Three Months Ended March 31, 2010

Net cash provided by operating activities was $11.7 million for the three months ended March 31, 2010, which primarily consisted of $57.3 million of net loss, $25.5 million of non-cash operating expenses and $43.5 million in benefits from changes in operating assets and liabilities. Non-cash operating expenses for the three months ended March 31, 2010, included depreciation and amortization of $12.7 million, stock-based compensation expenses of $12.5 million, an increase in the provision for inventory reserve of $1.7 million and provision for doubtful accounts of $0.2 million, net of benefits from deferred income taxes of $1.6 million.  Changes in operating assets and liabilities which resulted in cash provided by operating activities were driven primarily by increases in the contingent earn-out liability of $45.2 million due to an increase in the probability of revenue achievement and an increase in our share price, as well as increases in deferred margin of $2.9 million and accounts payable of $2.1 million, and decreases in inventories of $4.1 million and other changes.  Changes in operating assets and liabilities which resulted in cash used by operating activities were due to increases in accounts receivables of $3.5 million and reduction in accrued liabilities of $7.7 million. The decrease in inventory is a result of recognizing $12.2 million of the fair value adjustments related to acquired inventory through our operating results. The remaining changes in inventory and other working capital items were generally in line with the revenue growth.

Net cash used in investing activities of $0.8 million during the three months ended March 31, 2010 related to purchases of property and equipment. We also entered into capital lease obligations of $4.7 million relating to software tools necessary to support product development activities.

 Net cash provided by financing activities was $122.2 million for the three months ended March 31, 2010, primarily from proceeds from issuance of Common Stock pursuant to a follow-on public offering of $117.8 million, net of stock offering costs of $5.6 million, and proceeds of $10.0 million from the issuance of common stock under our stock compensation plans and benefits from stock-based awards of $3.2 million.

Capital Resources

We believe that our existing cash, cash equivalents and short-term investments of $277.4 million as of March 31, 2011 will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our anticipated cash needs in the next twelve months include the payment of $77.2 million initial merger consideration for the Optichron acquisition and the potential payments under the earn-out provisions of the Optichron merger agreement to the former holders of Optichron common stock, with respect to which a maximum of $109 million might be payable in cash in 2012 and 2013.

Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, and any future business acquisitions that we might undertake. We may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to $120 million of our securities from time to time during the next two years.  We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our existing shelf registration statement or one or more automatic shelf registration statements that we could file from time to time without advance public disclosure.  We cannot be certain, however, that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us.

Contractual Obligations

Our principal commitments as of March 31, 2011 are summarized below (in thousands), excluding the payment made in April 2011 of $77.2 million relating to the initial merger consideration for the Optichron acquisition:

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$22,020	$674	$6,676	$7,127	$7,543
Software license obligations	4,114	3,384	730	-	-
Wafer purchases	22,605	22,605	-	-	-
Total	$48,739	$26,663	$7,406	$7,127	$7,543

In addition to the enforceable and legally binding obligations quantified above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at March 31, 2011, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $45.4 million of unrecognized tax benefits have not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined by item 303(a)(4)(ii) of Regulation S-K, other than the indemnities, commitments and guarantees discussed below.

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

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2011, our investments consisted primarily of deposits in money market funds, U.S. treasuries and government agency securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

From time to time we are party to claims and litigation proceedings arising in the normal course of business. Currently, we do not believe that there are any claims or litigation proceedings involving matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to our business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

Item 1A:	Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, which we filed with the SEC on February 16, 2011, under “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and under “Management’s discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. The following discussion is of material changes to risk factors disclosed in that report.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent on sales to a limited number of customers, including Cisco, for most of our total revenue. During the three months ended March 31, 2011, our top five customers accounted for 55% of our total revenue. Also, within those revenues, during the three months ended March 31, 2011 Cisco and its contract manufacturers accounted for 22% of our total revenue, respectively.  We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other large OEMs.

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

NETLOGIC MICROSYSTEMS, INC.

Dated: May 2, 2011	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2011	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.