Form 10-Q
period 2011-06-30
NETLOGIC MICROSYSTEMS INC
filed 2011-08-01
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Stock, $0.01 par value per share	69,005,530 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$98,182	$100,523
Short-term investments	121,050	155,644
Accounts receivable, net	40,794	19,829
Inventories	37,171	36,290
Deferred income taxes	7,498	8,428
Prepaid expenses and other current assets	11,799	11,458
Total current assets	316,494	332,172
Property and equipment, net	25,677	20,507
Goodwill	166,400	112,700
Intangible asset, net	216,693	180,838
Other assets	78,803	66,372
Total assets	$804,067	$712,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,309	$17,257
Accrued liabilities	23,957	27,848
Contingent earn-out liability, current	79,888	-
Deferred margin	5,543	4,242
Software licenses and other obligations, current	3,685	4,514
Total current liabilities	136,382	53,861
Contingent earn-out liability, long-term	298	-
Software licenses and other obligations, long-term	1,414	2,033
Other liabilities	40,166	37,782
Total liabilities	178,260	93,676
Stockholders' equity
Common stock	692	675
Additional paid-in capital	846,531	807,780
Accumulated other comprehensive loss	(2,725)	(28)
Accumulated deficit	(218,691)	(189,514)
Total stockholders' equity	625,807	618,913
Total liabilities and stockholders' equity	$804,067	$712,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$103,689	$95,014	$202,358	$181,265
Cost of revenue	43,221	43,012	81,463	94,343
Gross profit	60,468	52,002	120,895	86,922
Operating expenses:
Research and development	40,789	32,035	73,614	60,090
Selling, general and administrative	21,311	20,132	41,725	39,856
Change in contingent earn-out liability	36,711	5,164	36,711	50,411
Acquisition-related costs	1,446	-	1,933	735
Total operating expenses	100,257	57,331	153,983	151,092
Loss from operations	(39,789)	(5,329)	(33,088)	(64,170)
Other income (expense):
Gain recognized on investment in Optichron, Inc.	4,259	-	4,259	-
Impairment charge on other investments	(1,276)	-	(1,276)	-
Interest and other income (expense), net	93	(53)	404	(110)
Loss before income taxes	(36,713)	(5,382)	(29,701)	(64,280)
Benefit from income taxes	(1,532)	(547)	(524)	(2,108)
Net loss	$(35,181)	$(4,835)	$(29,177)	$(62,172)
Net loss per share-basic and diluted	$(0.51)	$(0.08)	$(0.43)	$(1.03)
Shares used in calculation-basic and diluted	68,560	62,875	68,489	60,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(29,177)	$(62,172)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	33,590	25,853
(Gain) loss on disposal of property and equipment	38	(25)
Interest and amortization of premium relating to debt securities	633	-
Stock-based compensation	26,100	24,757
Stock settled contingent earn-out liability	-	41,761
Provision for (recovery of) doubtful accounts	(54)	93
Provision for inventory reserves	4,095	2,729
Gain recognized on investment in Optichron, Inc.	(4,259)	-
Impairment charge on other investment	1,276	-
Deferred income taxes, net	114	(2,102)
Excess benefit from stock-based awards	(1,968)	-
Changes in current assets and liabilities:
Accounts receivable	(17,615)	(2,844)
Inventories	(2,083)	(4,439)
Prepaid expenses and other assets	2,546	952
Accounts payable and accrued liabilities	(65)	(3,380)
Cash settled contingent earn-out liability	36,711	8,650
Deferred margin	861	2,826
Other long-term liabilities	2,166	245
Net cash provided by operating activities	52,909	32,904
Cash flows from investing activities:
Acquisition of Optichron, Inc., net of cash acquired of $2.5 million	(74,679)	-
Purchase of property and equipment	(5,678)	(2,485)
Purchase of short-term investments	(57,973)	(94,477)
Sales and maturities of short-term investments	92,020	-
Purchase of long-term investments and other	(17,500)	-
Net cash used in investing activities	(63,810)	(96,962)
Cash flows from financing activities:
Payments of software license and other obligations	(4,119)	(1,608)
Proceeds from issuance of common stock	14,728	17,488
Proceeds from issuance of common stock in connection with a stock offering	-	117,813
Payments for stock issuance costs	-	(6,117)
Tax payments related to vested awards	(4,017)	(1,236)
Excess tax benefit from stock-based awards	1,968	-
Net cash provided by financing activities	8,560	126,340
Net increase (decrease) in cash and cash equivalents	(2,341)	62,282
Cash and cash equivalents at beginning of period	100,523	44,278
Cash and cash equivalents at end of period	$98,182	$106,560

Supplemental disclosures of non-cash investing activities:
Acquisition of property and equipment under capitalized software license and other obligations	$2,356	$4,881
Earn-out obligation recognized as an increase in goodwill (see Note 5 for supplemental disclosure)	$43,475	$-

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires it to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluated them on an ongoing basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three and six months ended June 30, 2011, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2010 annual report on Form 10-K, except for accounting for the contingent earn-out liability associated with the acquisition of Optichron discussed in Note 5, Business Combination and Note 8, Fair Value Measurements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”)  amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements.  A single statement must be present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.  In a two-statement approach, an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated.  The amendment becomes effective retrospectively for the Company’s interim period ending March 31, 2012.  Early adoption is permitted.  The Company is currently assessing the impact that this potential change would have on its financial position, results of operations or cash flows.

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted.  The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

2. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and dilutive potential common shares.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss: basic and diluted	$(35,181)	$(4,835)	$(29,177)	$(62,172)

Shares used in calculation - basic and diluted	68,560	62,875	68,489	60,502

Net loss per share: basic and diluted	$(0.51)	$(0.08)	$(0.43)	$(1.03)

Antidilutive potential common shares, excluded from diluted per share computation	4,496	4,682	4,611	4,542

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

During the six months ended June 30, 2011, the Company corrected a limitation in the calculation of stock-based compensation performed by a third party vendor, and as a result, reduced its compensation expenses by $0.5 million. The change was not material to prior periods and is not expected to have a significant impact on stock-based compensation expense for the current year.  The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$280	$143	$521	$369
Research and development	10,633	6,507	16,221	12,763
Selling, general and administrative	4,560	5,584	9,358	11,625
Total stock-based compensation expense	$15,473	$12,234	$26,100	$24,757

In addition, the Company capitalized approximately $0.1 million and $0.1 million of stock-based compensation in inventory as of June 30, 2011 and December 31, 2010, respectively, which represented indirect manufacturing costs related to its inventory.

Stock Options

The exercise price of each stock option typically equals the market price of the Company’s common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the six months ended June 30, 2011 and 2010, the Company did not grant any stock options. As of June 30, 2011, the total unrecognized compensation cost related to unvested stock options granted and outstanding was approximately $10.3 million with a weighted average remaining vesting period of 2.2 years.

Restricted Stock

During the six months ended June 30, 2011 and 2010, the Company granted restricted stock units representing the future right to acquire approximately 685,000 and 445,000 shares of common stock, respectively. These awards vest over the requisite service period, which ranges from six months to four years. Additionally, during the three months ended June 30, 2011, the Company assumed unvested restricted stock units under its merger agreement with Optichron, Inc. (“Optichron”) representing future rights of the holder to acquire approximately 548,000 shares of common stock.  Approximately 62,000 shares vested immediately and 486,000 shares generally vest over a five-year service period. The fair value of the restricted stock units was determined using the fair value of the Company’s common stock on the acquisition date. The fair value of the restricted stock units is being amortized on a straight-line basis over the service period, and is reduced for estimated forfeitures. As of June 30, 2011, the total unrecognized compensation cost related to the unvested restricted stock units granted was approximately $93.2 million, which is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

The Company’s ESPP provides that eligible employees may purchase up to $25,000 of shares of common stock annually over the course of two six-month offering periods. The purchase price to be paid by participants is 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less.

ESPP Valuation Assumptions

The fair value of each purchase is estimated at the beginning of each offering period using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee Stock Purchase Plan:
Risk-free interest rate	0.19%	0.18%	0.19%	0.18%
Expected life of options (in years)	0.49	0.49	0.49	0.49
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	43%	38%	43%	38%
Weighted average fair value	$8.78	$5.88	$8.78	$5.88

4. Income Taxes

During the three months ended June 30, 2011 and 2010, the Company recorded an income tax benefit of $1.5 million and $0.5 million, respectively.

During the six months ended June 30, 2011 and 2010, the Company recorded an income tax benefit of $0.5 million and $2.1 million, respectively.  During the six months ended June 30, 2011, the Company corrected its deferred tax liabilities and goodwill related to its acquired intangible assets and international structure.  The $115,000 cumulative impact recorded during the six months ended June 30, 2011 to increase income tax expense was not material to prior periods and is not expected to have a significant impact on income tax benefit for the current year.

At June 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $54.0 million and $51.3 million, respectively. Approximately $46.0 million of the balance as of June 30, 2011 would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had accrued interest of $1.1 million and $0.8 million, respectively, and no accrued penalties related to uncertain tax positions.

The tax years 1999 to 2010 remain to open examination by one or more of the major tax jurisdictions in which the Company is subject to taxation on its taxable income.  The Company anticipates that it is reasonably possible that unrecognized tax benefits will decrease approximately $10 million within the next twelve months due to the expiration of statute(s) of limitations.

5. Business Combination

Optichron, Inc.

On April 5, 2011, the Company completed the acquisition of Optichron, Inc. (“Optichron”), a privately-held, fabless semiconductor provider of 3G/4G LTE base station digital front-end processors. Pursuant to the merger agreement, the Company paid initial merger consideration of approximately $77.2 million in cash, of which 12.5%, or approximately $9.6 million, is being held in escrow as recourse for indemnifiable claims and expenses that may arise in the first 18 months following the closing.

Concurrently with the execution of the merger agreement, the Company entered into Common Stock Purchase Agreements, or stock purchase agreements, with three employee-stockholders of Optichron. Under the terms of the stock purchase agreements, the Company purchased all of the fully-vested shares of Optichron common stock held by the employee-stockholders immediately prior to the merger.

Prior to April 5, 2011, the Company owned warrants to purchase 5,250,000 shares of common stock in Optichron, as a cost investment, with a carrying value of $2.1 million.  The fair value of those warrants immediately prior to the acquisition date was $6.4 million.  Upon acquiring the remaining equity interests of Optichron, the Company recorded a gain related to the remeasurement of this pre-existing investment under the step-acquisition guidance of $4.3 million, which was included in Other Income in the Consolidated Statement of Operations.

Under the terms of the merger agreement and the common stock purchase agreements, the Company also may be required to pay additional earn-out consideration to the former Optichron stockholders based on the amount of revenue recognized by the Company from the sale of Optichron products from April 5, 2011 to December 31, 2011 (“first earn-out period”), and in 2012 (“second earn-out period”), in accordance with formulas set forth in the merger agreement. Any portion of the earn-out consideration payable to three employee-stockholders pursuant to the stock purchase agreements will be paid in shares of common stock of the Company, issuable in equal annual installments over a period of five years after determination of the earn-out amount (in the case of the first earn-out consideration) or four years after determination of the earn-out amount (in the case of the second earn-out consideration), subject to their continuing employment with the Company. The aggregate number of shares issuable to each such employee-stockholder is equal to the cash value of the earn-out consideration that would otherwise have been paid to such person under the merger agreement if his shares of common stock had been converted under the merger agreement (based on the ten trading-day average price of the common stock immediately prior to the closing of the merger, valued at $40.68 per share). Any portion of the earn-out consideration payable to the remaining former Optichron stockholders will be paid in cash.  If the maximum earn-out is achieved, additional consideration of approximately $109 million would be payable in cash by March 31, 2013, and additional consideration of approximately $12 million would be payable in shares of the Company’s common stock (valued at $41.90 per share) to the employee-stockholders, subject to their continued employment after the acquisition for a five-year period. The number of shares issuable on current estimates of earn-out achievement is probable, resulting in recognition of stock compensation over their vesting term.  As of June 30, 2011, approximately 215,000 shares were estimated to be issuable. As these awards contain a performance-based condition, stock compensation is being recognized using the graded vesting method.

Fair Value of Consideration Transferred

The fair value of total purchase consideration paid for 100% of Optichron’s equity interest as of the date of completion of the acquisition was as follows (in thousands):

Payments to Optichron stockholders in cash	$77,188
Acquisition-related contingent consideration	43,475
Fair value of pre-existing investment in Optichron	6,412
Other consideration	(747)
Total	$126,328

In accordance with ASC 805 Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of revenues from the acquired business.  Change in the fair value of the acquisition-related contingent consideration subsequent to the merger date will be recognized in earnings in the periods in which such estimated fair value changes until the contingent obligations become fixed and determinable.

The estimated initial earn-out liability included in the purchase price was based on our probability assessment at the time of closing of Optichron’s revenue achievements during the earn-out period. In developing these estimates, the Company considered the revenue projections of Optichron management, Optichron’s historical results, the general macro-economic environment and industry trends. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, Fair Value Measurements and Disclosures. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. See Note 8, “Fair Value Measurements.”  The Company estimated that the resulting earn-out consideration was $43.5 million, excluding the portion payable the three employee-stockholders.

Under the merger agreement we assumed employee retention restricted stock units awards representing the future right to acquire approximately 548,000 shares of the Company’s common stock of which approximately 62,000 shares vested on the close of the merger and 486,000 shares generally vest over five years from the close of the merger, subject to the continued employment of the employee with the Company. The Company recorded the additional stock-based compensation expense of $2.6 million relating to the fully vested shares of common stock during the three months ended June 30, 2011. Stock-based compensation expense associated with the assumed incentive awards that are subject to future service requirements are being recognized over the vesting period using the straight-line attribution method.

Allocation of Consideration Transferred

The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Net tangible assets	$7,304
Settlement of pre-existing relationship	(2,847)
Deferred tax assets, net	2,497
Amortizable intangible assets:
Existing technology	24,700
Patents and core technology	10,100
Customer relationships	9,400
Tradename and trademarks	110
Backlog	4,800
Indefinite-lived intangible asset:
In-process research and development	16,000
Goodwill	54,264
Total	$126,328

Inventories are required to be measured at fair value as of the date of the completion of the acquisition.  The fair value of inventory of $2.9 million was based on assumptions applied to the Optichron acquired inventory balance.  In estimating the fair value of finished goods and work-in-progress inventory, the Company made assumptions about the selling prices and selling cost associated with the inventory.  The Company assumed that selling prices are consistent with those reflected in acquired backlog and that selling costs will be nominal.

Existing technology consisted of products which have reached technological feasibility and relate to Optichron’s digital front-end processors.  The value of the developed technology was determined by discounting estimated net future cash flows of these products.  The Company is amortizing the existing technology on a straight-line basis over an estimated life of 7 years.

Patents and core technology relate to know-how that is used and expected to be used in existing and future products.  The fair value was determined by discounting estimated net future cash flows of these products.  The Company is amortizing the patents and core technology asset on a straight-line basis over an estimated life of 8 years.

Customer relationships relate to the Company’s ability to sell existing and future versions of products to existing Optichron customers.  The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer contracts.  The Company is amortizing customer relationships on a straight-line basis over an estimated life of 7 years.

Tradename and trademarks represent the Optichron brand.  The fair value of tradename and trademarks was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset.  The Company is amortizing the asset on a straight-line basis over an estimated life of 1 year.

The backlog fair value relates to the estimated selling cost to generate backlog at April 5, 2011.  The backlog fair value is being amortized over an estimated life of 4 1/2 months.

In-process research and development (“IPRD”), consisted of the in-process project to complete development of the next generation of digital front-end processors. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.  The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion.  Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings, but instead will be subject to periodic impairment testing.  Upon successful completion of the development process for the acquired IPRD project, the asset would be considered a finite-lived intangible asset and amortization of the asset will commence.  As of the closing of the acquisition development of the third generation of digital front-end processors was currently estimated to be approximately 50% complete. The expected completion date is in mid-2012.  Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur in 2013.  The estimated incremental cost to complete this IPRD project is approximately $4.3 million.

Deferred tax assets and liabilities associated with the estimated fair value adjustments of assets acquired and liabilities assumed were recorded using the estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments occurred.

Of the total estimated fair value of consideration transferred, approximately $54.3 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed, and is not deductible for income tax purposes.  Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the acquisition of an assembled workforce of experienced semiconductor engineers and, synergies in products, technologies, skill-sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts.  In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.  In the event management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

Prior to the close of the acquisition, Optichron initiated the termination of certain employment and other contractual arrangements.  The Company has determined that these transactions were separate from the business combination because the termination actions were taken by the acquired entity in contemplation of the merger.  Therefore, the Company recognized termination costs of $0.9 million as an expense on the acquisition date.  Of this total amount severance costs of $0.7 million were, paid by Optichron prior to the closing date, and $0.2 million were paid by the Company after the closing date.

Included in the Company’s consolidated statement of operations for the June 30, 20011 quarter are revenues of approximately $8.5 million from sale of Optichron products since the closing date of April 5, 2011.

Pro Forma Data for Optichron Acquisition

The following table presents the unaudited pro forma results of the Company as though the Optichron acquisition described above had occurred on January 1, 2010. The data below includes the historical results of the Company and the acquisition on a standalone basis for the three and six months ended June 30, 2011 and 2010. Adjustments have been made for the estimated fair value adjustment related to acquired inventory, amortization of intangible assets, and the related income tax impact of the pro forma adjustments. No adjustments were made for changes in the fair value of the contingent earn-out liability recorded by the Company in April 2011. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data).
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$103,801	$96,344	$205,888	$184,501
Net loss	(31,941)	(8,030)	(31,383)	(70,389)
Net loss per share - basic and diluted	(0.47)	(0.13)	(0.46)	(1.16)

 6. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill during the period presented as follows (in thousands):
Six Months Ended June 30,
2011
Balance at the beginning of the period	$112,700
Optichron acquisition (Note 5)	54,264
Other adjustments (Note 4)	(564)
Balance at the end of the period	$166,400

As of June 30, 2011 and December 31, 2010, goodwill represented approximately 21% and 16% of the Company’s total assets.

The following table summarizes the components of other intangible assets and related accumulated amortization balances (in thousands):
	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Developed technology	$36,880	$(32,793)	$4,087	$36,880	$(28,794)	$8,086
Composite intangible asset	74,046	(27,983)	46,063	74,046	(22,176)	51,870
Patents and core technology	159,940	(35,587)	124,353	125,140	(23,371)	101,769
Customer relationships	30,100	(7,705)	22,395	20,700	(6,006)	14,694
Tradenames and trademarks	2,310	(1,248)	1,062	2,200	(856)	1,344
Non-competition agreements	400	(267)	133	400	(187)	213
Intellectual property	3,472	(872)	2,600	3,472	(610)	2,862
In-process research and development	16,000	-	16,000	-	-	-
Total	$323,148	$(106,455)	$216,693	$262,838	$(82,000)	$180,838

The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the periods presented, including acquired backlog (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$14,758	$9,665	$25,413	$19,396
Operating expenses:
Selling, general and administrative	1,258	913	2,171	1,827
	$16,016	$10,578	$27,584	$21,223

As of June 30, 2011, the estimated future amortization expense of intangible assets including backlog of $1,670,000 classified as other current assets, but excluding in-process research and development intangible asset, is as follows (in thousands):
Fiscal Year Ending	Estimated Amortization
2011 (remaining 6 months)	$25,403
2012	41,630
2013	35,160
2014	22,217
2015	20,180
Thereafter	57,773
Total	$202,363

7. Available-for-sale Investments

The following is a summary of available-for-sale investments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Investments in:
U.S. government agency securities	$106,395	$41	$(13)	$106,423
U.S. treasury securities	14,616	11	-	14,627
Money market funds	74,488	-	-	74,488
Privately held debt investments	13,724	-	(2,745)	10,979
Total	$209,223	$52	$(2,758)	$206,517

Reported as:
Cash and cash equivalents	$74,488	$-	$-	$74,488
Short-term investments	121,011	52	(13)	121,050
Other assets	13,724	-	(2,745)	10,979
	$209,223	$52	$(2,758)	$206,517

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Investments in:
U.S. government agency securities	$153,864	$33	$(80)	$153,817
U.S. treasury securities	16,414	1	(1)	16,414
Money market funds	60,026	-	-	60,026
Privately held debt investments	5,000	-	-	5,000
Total	$235,304	$34	$(81)	$235,257

Reported as:
Cash and cash equivalents	$74,613	$1	$(1)	$74,613
Short-term investments	155,691	33	(80)	155,644
Other assets	5,000	-	-	5,000
	$235,304	$34	$(81)	$235,257

During the three months ended June 30, 2011, the Company recorded an other-than-temporary impairment charge of $1.3 million associated with its investment in a convertible bridge note.  Subsequently in July 2011, the note which had a carrying value of $3.7 million was converted into an equity investment to be accounted for under the cost-method.

Excluding money market funds, which do not have stated contractual maturity dates, the fair value of the Company’s investments by contractual maturity as of June 30, 2011 is as follows (in thousands):

June 30, 2011
Investments:
Due in 1 year or less	$119,764
Due after 1 year through 5 years	12,264
Total	$132,028

Net unrealized holding gains and losses on available-for-sale investments have been included in accumulated other comprehensive loss as a separate component of stockholders’ equity.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities, specifically cash equivalents, marketable securities, debt investments in privately held corporations and contingent earn-out liability, at fair value on a recurring basis. There was no outstanding contingent earn-out liability as of December 31, 2010.  The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at June 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$74,488	$74,488	$-	$-
U.S. government agency securities	106,423	-	106,423	-
U.S. treasury securities	14,627	-	14,627	$-
Privately held debt investments	10,979	-	-	10,979
	$206,517	$74,488	$121,050	$10,979

Liabilities:
Contingent earn-out liability:
Current portion	$79,888	$-	$-	$79,888
Long-term portion	298	-	-	298
Total	$80,186	$-	$-	$80,186

		Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$60,026	$60,026	$-	$-
U.S. government agency securities	153,817	-	153,817	-
U.S. treasury securities	16,414	-	16,414
Privately held debt investments	5,000	-	-	5,000
	$235,257	$60,026	$170,231	$5,000

The following table summarizes the activity related to the Company’s investments using Level 3 inputs in determining their valuation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Privately held debt investments:
Beginning balance	$5,000	$-	$5,000	$-
Purchases of long term investment	10,000	-	10,000	-
Impairment charge on other investment	(1,276)		(1,276)
Unrecognized loss on available for sale investment recognized in other comprehensive loss	(2,745)	-	(2,745)	-
Ending balance	$10,979	$-	$10,979	$-

Contingent earn-out liability
The Company has acquired businesses that involve deferred, contingent payments which are based upon achievement of revenues for the acquired business over specified periods and under specified conditions.  Under ASC 805 Business Combinations, a liability was recognized at the completion date for each such acquisition equal to the fair value of the acquisition-related contingent consideration based on the probability of achievement of such revenue.  Changes in the fair value of such contingent earn-out liabilities subsequent to the acquisition completion date are recognized in earnings in the periods the estimated fair value changes until the amount of such contingent obligation becomes fixed and determinable.

In developing these estimates at each reporting period, the Company considered its revenue projections, its historical results, the general macro-economic environment and industry trends. This fair value measurement was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The Company acquired RMI Corporation (“RMI”), a provider of high-performance and low-power multi-core, multi-threaded processors, on October 30, 2009 and Optichron (see Note 5) on April 5, 2011 with contingent earn-out payments.  In December 2010, the Company delivered approximately 2.4 million shares of the Company’s common stock and $11.5 million cash as full settlement of its earn-out consideration obligation to the former holders of RMI stock.  Thus, the contingent earn-out liability for the RMI acquisition was settled in full by the end of the December 31, 2010 quarter.

The Company recognized an initial estimate of the contingent earn-out liability related to Optichron of $43.5 million at the date of completion of the acquisition.  The key assumptions behind the estimate were a discount rate of 15 percent and a probability-weighted level of revenue achievement over the earn-out period.  Changes in the fair value of the Optichron contingent earn-out liability subsequent to the acquisition completion date, including changes in the Company’s estimate of probability-weighted revenue achievements and use of a 14 percent discount rate, are recognized in earnings in the periods in which the estimated fair value changes.  In the three months ended June 30, 2011, a $36.7 million charge was recorded for the changes in the fair value of the contingent earn-out consideration since the acquisition completion date that was recorded in the quarter ended June 30, 2011 which was primarily related to an increase in probability-weighted revenue achievements.  The Company may continue to record significant changes in the fair value of the contingent earn-out consideration through December 31, 2012.

The following table summarizes the activity related to the Company’s contingent earn-out liability for the periods presented (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$-	$56,934	$-	$11,687
Acquisition date fair value measurement	43,475	-	43,475	-
Adjustment to fair value measurement charged to net income	36,711	5,164	36,711	50,411
Ending balance	$80,186	$62,098	$80,186	$62,098

Ending balance represented by:
RMI acquisition, current	$-	$62,098	$-	$62,098
Optichron acquisition:
Current portion	79,888	-	79,888	-
Long-term portion	298	-	298	-
	$80,186	$62,098	$80,186	$62,098

9. Balance Sheet Components

The components of the Company’s inventory at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Inventories:
Finished goods	$15,280	$18,971
Work-in-progress	21,891	17,319
	$37,171	$36,290

The components of the Company’s other assets at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Other assets:
Deferred tax assets, non current	$58,933	$54,920
Long-term investments	17,479	7,676
Other assets	2,391	3,776
	$78,803	$66,372

During April 2011, the Company completed the acquisition of Optichron in a step-acquisition.  The Company previously held a non-controlling interest in Optichron, a privately-held company and accounted for the long-term investment on a cost basis of $2.1 million.  Upon acquiring the remaining equity interests of Optichron, the Company recorded a gain on the step-acquisition accounting of this pre-existing investment of $4.3 million (see Note 5 - Business Combination).

The components of the Company’s liabilities at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Accrued liabilities:
Acrrued payroll and related expenses	$11,009	$11,219
Accrued inventory purchases	1,422	1,967
Accrued software licenses	2,091	4,232
Accrued warranty	1,639	2,270
Other accrued expenses	7,796	8,160
	$23,957	$27,848
Other liabilities:
Income taxes	$35,850	$35,434
Other liabilities	4,316	2,348
	$40,166	$37,782

The following table summarizes activity related to product warranty liability for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Warranty Accrual:	2011	2010	2011	2010
Beginning balance	$2,151	$1,788	$2,270	$1,534
(Release of) provision for warranty	(450)	317	(559)	698
Settlements made during the period	(62)	(47)	(72)	(174)
Ending balance	$1,639	$2,058	$1,639	$2,058

The Company periodically evaluates the estimate for its warranty exposure based on historical trends and revises its estimate, through cost of revenue.

10. Commitments and Contingencies

Leases
The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and have expiration dates through 2018. Additionally, the Company acquired rights to use certain CAD tools under software licenses, accounting for such arrangements similar to capital leases.

Future minimum commitments as of June 30, 2011 under non-cancelable software licenses and operating leases agreements, including significant common area maintenance charges for facility leases, were as follows (in thousands):

	Software licenses and other obligations	Operating Leases	Total
2011 (remaining 6 months)	$1,610	$395	$2,005
2012	2,936	2,541	5,477
2013	699	3,490	4,189
2014	-	3,534	3,534
2015	-	3,638	3,638
2016 and thereafter	-	8,368	8,368
	5,245	$21,966	$27,211
Less: Interest component	(146)
Present value of minimum payments	5,099
Less: Current portion	(3,685)
Long-term portion of obligations	$1,414

Purchase Commitments
At June 30, 2011, the Company had approximately $20.6 million in firm, non-cancelable and unconditional purchase commitments with its suppliers.

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

Indemnities, Commitments and Guarantees
In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include agreements to indemnify the Company’s customers with respect to liabilities associated with the infringement of other parties’ technology based upon its products, obligations to indemnify or pay damages to our customers for breaches of contractual commitments and product liability or excessive product failure claims, obligations to indemnify lessors under facility lease agreements, and obligations to indemnify the Company’s directors and officers to the maximum extent permitted under the laws of the state of Delaware. The Company’s obligations under these arrangements may have a material impact on its results of operations, financial condition or cash flows.  The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. The Company has not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

11. Comprehensive Loss

            Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(35,181)	$(4,835)	$(29,177)	$(62,172)
Change in unrealized gain/loss on marketable securities, net of taxes	(2,736)	46	(2,697)	46
Comprehensive loss	$(37,917)	$(4,789)	$(31,874)	$(62,126)

12. Operating Segments and Geographic Information

The Company operates as one operating and reportable segment and sells its products directly to customers in North America, Asia and Europe. Revenue percentages for the geographic regions reported below were based upon the customer headquarters locations. The following is a summary of the geographic information related to revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
China	50%	36%	46%	36%
Malaysia	12%	27%	13%	29%
United States	18%	18%	18%	15%
Other	20%	19%	23%	20%
Total	100%	100%	100%	100%

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable as of the dates presented:
	June 30, 2011	December 31, 2010
Wintec Industries	13%	31%
Huawei Technologies	14%	19%
ZTE Corporation	15%	*

*	Less than 10% of revenue

The following table summarizes revenue from bill-to customers comprising 10% or more of the Company’s revenue for the periods presented:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Wintec Industries	19%	25%	20%	27%
Huawei Technologies	15%	*	13%	10%
ZTE Corporation	10%	*	*	*
Sanmina	*	11%	*	10%

*	Less than 10% of revenue

The following table summarizes revenue from end customers comprising 10% or more of the Company’s revenue for the periods presented:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cisco	21%	27%	21%	29%
Huawei Technologies	15%	*	13%	10%
ZTE Corporation	13%	*	*	*
Alcatel-Lucent	*	12%	*	10%

*	Less than 10% of revenue

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance, functionality and energy efficiency of advanced mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our market-leading product portfolio includes high-performance multi-core communications processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, digital front-end processors, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, access aggregation, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs) such as Alcatel-Lucent, Brocade Communications Systems, Cisco Systems, RadiSys Corp., Dell Inc., Ericsson, Finisar Corporation, Fujitsu, Hewlett-Packard, Huawei Technologies Co. Ltd, Juniper Networks, Inc., Intel Corporation,  Tellabs, Inc., and ZTE Corporation.

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

We also use distributors to provide valuable assistance to end-users in delivery of our products and related services. Our distributors are used to support our international sales logistics principally in Asia. In accordance with standard market practice, our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter and limit price protection for inventory on-hand if we subsequently lower prices on our products.  We recognize revenue from sales through distributors at the time of shipment to end customers reported by our distributors.

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

In order to add to our intrinsic growth rate, we continue to seek strategic partnerships and merger and acquisition opportunities, such as the Optichron acquisition, to grow our product portfolio, increase the total available market for our products, and widen our engineering talent pool in areas that are highly complementary and synergistic with our core competencies and increase our strategic importance to key customers. The identification, development and integration of such strategic opportunities require the investment of management’s time and attention in order to make such initiatives successful.  We need to carefully balance these investments while maintaining an adequate level of focus on our core business.  Additionally, in order to support our growing business operations we are increasing our worldwide hiring and improving our processes and systems related to our management information and enterprise resource planning systems to keep pace with the breadth and scale of our business while maintaining regulatory compliance.  At the same, given the current macro-economic conditions and potential adverse impact that an economic slow-down could have on our product revenues, we must closely monitor the growth of our headcount and business operations so that our increased investments are in line with our revenue levels and our financial objectives.

Our product revenue is concentrated among a small number of large customers.  For the three months ended June 30, 2011, our top five customers in terms of revenue accounted for approximately 61% of total revenue. Although we believe our revenues will continue to be concentrated among our largest customers, because of concentration in the networking equipment business, we expect that continued favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, our expanding product portfolio will also help us further diversify our customer and product revenues as well as expand our offerings to our existing customers.

For the three months ended June 30, 2011, 30% of our product revenue was realized through inventory, or “hubbing”, arrangements with certain customers.  Pursuant to these arrangements, we deliver products to a customer, an intermediary or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer, intermediary or third-party warehouse reports it has removed, or pulled, our product from the warehouse to be incorporated into the customers’ end products.  Historically, we have had reasonable visibility of our customers’ requirements within a quarter, and typically commit resources and incur expenses based on our projections.  However, if a customer that uses a hubbing arrangement does not take delivery of products in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected.  In addition, although we own the inventory physically located at these hubs, our ability to effectively manage inventory levels may be restricted, causing our total inventory levels to increase.  This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows.

Recent Acquisitions

On April 5, 2011, we completed the acquisition of Optichron, Inc. (“Optichron”), a provider of 3G/4G LTE base station digital front-end processors for approximately $77.2 million cash consideration at closing, and potential additional cash earn-out consideration of up to approximately $109 million payable by March 31, 2013, and approximately $12 million that would be paid in shares of the Company’s common stock.  As of June 30, 2011, we recorded contingent earn-out liability of $80.2 million, of which $79.9 million is estimated to be payable by March 2012 and $0.3 million by March 2013.  The digital front-end processing solutions complement our existing portfolio of products targeting our customers’ next generation wireless equipment, and we believe that the combined portfolio will increase our overall strategic importance to our top customers and our total addressable market.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There have been no changes to the critical accounting policies and estimates discussed in our 2010 Annual Report on Form 10-K, except for accounting for the contingent earn-out liability associated with the acquisition of Optichron discussed in Note 5, Business Combination and Note 8, Fair Value Measurements.

Results of Operations

Comparison of Three Months Ended June 30, 2011 with Three Months Ended June 30, 2010

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended June 30, 2011 and the three months ended June 30, 2010 (in thousands, except percentage data):

	Three Months Ended June 30, 2011	Percentage of Revenue	Three Months Ended June 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$103,689	100.0%	$95,014	100.0%	$8,675	9.1%
Cost of revenue	43,221	41.7%	43,012	45.3%	209	0.5%
Gross profit	$60,468	58.3%	$52,002	54.7%	$8,466	16.3%

    Revenue. Revenue for the three months ended June 30, 2011 increased by $8.7 million compared with the three months ended June 30, 2010. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $21.5 million of our total revenue for the three months ended June 30, 2011, compared with $25.3 million during the three months ended June 30, 2010. This decrease in sales to Cisco was primarily due to decreases in revenue from sales of  network search engine products and knowledge-based processors. Revenue from non-Cisco customers represented $82.2 million of total revenue for the three months ended June 30, 2011 compared with $69.7 million during the three months ended June 30, 2010.  Increased revenue from sales of our products to non-Cisco customers primarily consisted of $18.9 million from communication processors, digital front-end processors and physical layer products, while decreases totaling $6.4 million related to network search engine, knowledge-based and ultra low-power embedded processors.  We believe the decline in sales related to network search engine products and knowledge-based processors is impacted by softness in the enterprise market driven by current macro-economic conditions and certain customers working down their inventory.  Huawei and ZTE respectively accounted for 15% and 13% of our total revenue in the three months ended June 30, 2011 compared with each customer accounting for less than 10% in the same period of 2010. Alcatel accounted for less than 10% of our total revenue in the three months ended June 30, 2011 and 12% of total revenue in the same period of 2010.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended June 30, 2011 increased by $0.2 million compared with that of the three months ended June 30, 2010. Cost of revenue increased due to increased amortization charges of $5.1 million associated predominantly with the Optichron acquisition.  The increase was partially reduced by decreases in fair value adjustments for acquired inventory of $1.4 million, as well as lower product costs.  The reduced product costs reflect manufacturing efficiencies due to design, as well as lower material costs.  Gross margin for the three months ended June 30, 2011 increased to 58.3% compared with 54.7% for the three months ended June 30, 2010, despite higher amortization charges net of reduced fair value adjustments for acquired inventory.  The improvement in margin reflects a combination of higher levels of revenue to absorb fixed costs, lower material and assembly costs, and a favorable change in product mix, including increased contribution from sales of digital front-end processors and communication processors.

Operating expenses

The table below sets forth operating expense data for the three months ended June 30, 2011 and the three months ended June 30, 2010 (in thousands, except percentage data):

	Three Months Ended June 30, 2011	Percentage of Revenue	Three Months Ended June 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$40,789	39.3%	$32,035	33.7%	$8,754	27.3%
Selling, general and administrative	21,311	20.6%	20,132	21.2%	1,179	5.9%
Change in contingent earn-out liability	36,711	35.4%	5,164	5.4%	31,547	610.9%
Acquisition-related expenses	1,446	1.4%	-	0.0%	1,446	n/m
Total operating expenses	$100,257	96.7%	$57,331	60.3%	$42,926	74.9%

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2011 compared with the same period in 2010 primarily due to increases in payroll and related expenses of $3.1 million, stock compensation expenses of $4.1 million, and consulting expenses of $1.9 million. The increases in payroll and related expenses as well as stock compensation expenses were primarily due to the Optichron acquisition, as well as retention of and increases in engineering headcount to support our new product development efforts. The remainder of the increase in research and development expenses was caused by individually minor items. We expect research and development expenses to increase in 2011 due to additional hiring, training and systems support for the development of new products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2011, compared with the same period in 2010, primarily due to increases in payroll and related expenses of $1.1 million, consulting and legal expenses of $0.4 million, and depreciation expense of $0.3 million. These increases were offset by a decline in stock compensation expense of $1.0 million. The remainder of the increase in selling, general and administrative expenses was caused by individually minor items. We expect that selling, general and administrative expenses will increase in 2011 in conjunction with our anticipated growth in selling activity and growth in our administrative infrastructure.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability for the Optichron acquisition recorded during the three months ended June 30, 2011 was due primarily to an increase in the probability weighted revenue achievement from the acquisition date to June 30, 2011.  We may continue to record significant changes in the fair value of the contingent earn-out consideration related to the Optichron acquisition through December 31, 2012.

Acquisition-Related Costs. Acquisition related cost associated with the Optichron Acquisition were $1.4 million during the three months ended June 30, 2011 and consisted of $0.9 million of severance expenses, as well as $0.5 million of legal and other professional fees.  There were no such charges during the three months ended June 30, 2010.

Other items

The table below sets forth other data for the three months ended June 30, 2011 and the three months ended June 30, 2010 (in thousands, except percentage data):
	Three Months Ended June 30, 2011	Percentage of Revenue	Three Months Ended June 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income (expense):
Gain recognized on investment in Optichron, Inc.	$4,259	4.1%	$-	0.0%	$4,259	n/m
Impairment charge on other investment	(1,276)	-1.2%	-	0.0%	(1,276)	n/m
Interest income	162	0.2%	52	0.1%	110	211.5%
Other income (expense), net	(69)	-0.1%	(105)	-0.1%	36	-34.3%
Total other income (expense)	$3,076	3.0%	$(53)	-0.1%	$3,129	-5903.8%

Other Income (Expense). In April 2011, we completed the acquisition of Optichron.  Prior to the acquisition completion date, we owned warrants to purchase 5,250,000 of Optichron common stock.  Upon acquiring the remaining equity interest in Optichron, we recorded a step-acquisition accounting gain on this pre-existing investment of $4.3 million. During the three months ended June 30, 2011, we also recorded an other-than-temporary impairment charge of $1.3 million associated with our investment in a bridge note which converted into a cost-method equity investment in July 2011.

	Three Months Ended June 30, 2011	Percentage of Pretax Income	Three Months Ended June 30, 2010	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(1,532)	4.3%	$(547)	10.2%	$(985)	180.1%

Benefit from Income Taxes. During the three months ended June 30, 2011, we recorded an income tax benefit of $1.5 million. The effective tax rate of 4.3% for the three months ended June 30, 2011 compared with the statutory rate of 35% was primarily driven by lower rates applicable to income generated in foreign jurisdictions, losses generated in the United States, and the tax benefits from U.S. federal R&D income tax credits and deductions attributable to stock-based compensation expense.

During the three months ended June 30, 2010, we recorded an income tax benefit of $0.5 million. The effective tax rate of 10.2% for the three months ended June 30, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Comparison of Six Months Ended June 30, 2011 with Six Months Ended June 30, 2010

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the six months ended June 30, 2011 and the six months ended June 30, 2010 (in thousands, except percentage data):

	Six Months Ended June 30, 2011	Percentage of Revenue	Six Months Ended June 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$202,358	100.0%	$181,265	100.0%	$21,093	11.6%
Cost of revenue	81,463	40.3%	94,343	52.0%	(12,880)	-13.7%
Gross profit	$120,895	59.7%	$86,922	48.0%	$33,973	39.1%

Revenue. Revenue for the six months ended June 30, 2011 increased by $21.1 million compared with the six months ended June 30, 2010. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $43.4 million of our total revenue for the six months ended June 30, 2011, compared with $51.8 million during the six months ended June 30, 2010. The decrease in sales to Cisco was primarily due to decreases in revenue from sales of network search engine products and knowledge-based processors. We believe the decline in sales related to network search engine products and knowledge-based processors is impacted by softness in the enterprise market driven by current macro-economic conditions and certain customers working down their inventory.  Revenue from non-Cisco customers represented $158.9 million of total revenue for the six months ended June 30, 2011 compared with $129.5 million during the six months ended June 30, 2010.  Increased revenue from non-Cisco customers totaling $31.1 million primarily related to sale of communication processors, physical layer products, digital front-end and knowledge-based processors.  Decreases in revenue totaling $1.7 million primarily related to ultra low-power embedded processors. Huawei accounted for 13% of our total revenue in the six months ended June 30, 2011 compared with 10% in the same period of 2010. Alcatel accounted for less than 10% of our total revenue in the six months ended June 30, 2011 and 10% of total revenue in the same period of 2010.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the six months ended June 30, 2011 decreased by $12.9 million compared with that of the six months ended June 30, 2010. Cost of revenue decreased primarily due to reductions in fair value adjustments for acquired inventory of $13.6 million, as well as lower product costs.  The reduced product costs reflect manufacturing efficiencies due to design, as well as lower material costs.  The decrease was partially reduced by increased amortization charges of $6 million associated with the Optichron acquisition, as well as the completed XLP® processor intangible asset. Gross margin for the six months ended June 30, 2011 increased to 59.7% compared with 48.0% for the six months ended June 30, 2010, despite higher intangible asset amortization charges.  The improvement in margin reflects a combination of reduced fair value adjustments related to acquired inventory, higher levels of revenue to absorb fixed costs, lower material and assembly costs, as well as favorable changes in product mix, including increased contribution from sales of digital front-end processors and communication processors..

Operating expenses

The table below sets forth operating expense data for the six months ended June 30, 2011 and the six months ended June 30, 2010 (in thousands, except percentage data):

	Six Months Ended June 30, 2011	Percentage of Revenue	Six Months Ended June 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$73,614	36.4%	$60,090	33.2%	$13,524	22.5%
Selling, general and administrative	41,725	20.6%	39,856	22.0%	1,869	4.7%
Change in contingent earn-out liability	36,711	18.1%	50,411	27.8%	(13,700)	-27.2%
Acquisition-related expenses	1,933	1.0%	735	0.4%	1,198	163.0%
Total operating expenses	$153,983	76.1%	$151,092	83.4%	$2,891	1.9%

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2011 compared with the same period in 2010 primarily due to increases in payroll and related expenses of $5.0 million, stock compensation expenses of $3.5 million, consulting expenses of $2.0 million, product development and qualification expenses of $1.2 million, and depreciation expenses of $1.4 million. The increases in payroll and related expenses, as well as stock compensation expenses were primarily due to retention of and increases in engineering headcount, including those associated the Optichron acquisition, to support our new product development efforts. The increase in product development and qualification expenses was primarily due to the production qualification and characterization of new products submitted for tape-out during the period. The remainder of the increase in research and development expenses was caused by individually minor items. We expect research and development expenses to increase in the second half of 2011 due to additional hiring, training and systems support for the development of new products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the six months ended June 30, 2011, compared with the same period in 2010, primarily due to increases in payroll and related expenses of $1.7 million, marketing and commission expenses of $0.9 million, and depreciation expense of $0.6 million. These increases were offset by a decline in stock compensation expense of $2.3 million. The increases reflected higher spending levels to support our growing operations in the sales and marketing areas.  The remainder of the increase in selling, general and administrative expenses was caused by individually minor items. We expect that selling, general and administrative expenses will increase in the second half of 2011 in conjunction with our anticipated growth in selling activity and growth in our administrative infrastructure.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability recorded during the six months ended June 30, 2011 related to the Optichron acquisition and was due primarily to an increase in the probability weighted revenue achievement from the acquisition date to June 30, 2011.  We may continue to record significant changes in the fair value of the contingent earn-out consideration related to the Optichron acquisition through December 31, 2012.

Acquisition-Related Costs. Acquisition related cost associated with the Optichron Acquisition were $1.9 million during the six months ended June 30, 2011 and consisted of $0.9 million of severance expenses, $0.7 million of legal fees as well as $0.3 million of other professional fees.  The charges during the six months ended June 30, 2010 related to the IDT and RMI acquisitions and consisted primarily of accounting and audit fees.

Other items

The table below sets forth other data for the six months ended June 30, 2011 and the six months ended June 30, 2010 (in thousands, except percentage data):

	Six Months Ended June 30, 2011	Percentage of Revenue	Six Months Ended June 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income (expense):
Gain recognized on investment in Optichron, Inc.	$4,259	2.1%	$-	0.0%	$4,259	n/m
Impairment charge on other investment	(1,276)	-0.6%	-	0.0%	(1,276)	n/m
Interest income	529	0.3%	94	0.1%	435	462.8%
Other income (expense), net	(125)	-0.1%	(204)	-0.1%	79	-38.7%
Total other income (expense)	$3,387	1.7%	$(110)	-0.1%	$3,497	-3179.1%

Other Income (Expense). In April 2011, we completed the acquisition of Optichron.  Prior to the acquisition date, we owned warrants to purchase 5,250,000 of Optichron common stock.  Upon acquiring the remaining equity interest in Optichron, we recorded a step-acquisition accounting gain on this pre-existing investment of $4.3 million.  During the three months ended June 30, 2011, we also recorded an other-than-temporary impairment charge of $1.3 million associated with our investment in a bridge note which converted into a cost-method equity investment in July 2011.

	Six Months Ended June 30, 2011	Percentage of Pretax Income	Six Months Ended June 30, 2010	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(524)	1.8%	$(2,108)	3.3%	$1,584	-75.1%

Benefit from Income Taxes. During the six months ended June 30, 2011, we recorded an income tax benefit of $0.5 million. The effective tax rate of 1.8% for the six months ended June 30, 2011 compared with the statutory rate of 35% was primarily driven by lower rates applicable to income generated in foreign jurisdictions, book losses generated in the United States, and the tax benefits from U.S. federal R&D income tax credits and deductions attributable to stock-based compensation expense.

During the six months ended June 30, 2010, we recorded an income tax benefit of $2.1 million. The effective tax rate of 3.3% for the six months ended June 30, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Liquidity and Capital Resources: Changes in Financial Condition

Our principal sources of liquidity are our cash, cash equivalents and short-term investments of $291.2 million as of June 30, 2011.   The table below sets forth the key components of cash flow for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$52,909	$32,904
Net cash used in investing activities	$(63,810)	$(96,962)
Net cash provided by financing activities	$8,560	$126,340

Operating Activities

During the six months ended June 30, 2011, we generated $52.9 million in net operating cash flows, compared with $32.9 million for the six months ended June 30, 2010.  The increase was primarily attributable to cash generated from changes in assets and liabilities which increased by $20.5 million from the comparable period last year.  Net income after adjustments for non-cash operating items was $30.4 million, which was $0.5 million lower than the same period in the prior year due primarily to the recognition of a larger amount of expense for stock-based awards.

Changes in assets and liabilities generated $22.5 million of net operating cash flows during the six months ended June 30, 2011:

•
Days sales outstanding increased from 25 days to 35 days because a larger percentage of our sales occurred in the last month of the current quarter as compared with the comparable quarter in the prior year.

•
Inventory days on hand declined from 98 days to 75 days in general, and inventory levels grew due to the acquisition of the Optichron digital front-end processor product line and subsequent increase in sales, resulting in cash outflow of $2.1 million.

•	Changes in the contingent earn-out liability of $36.7 million related to the Optichron acquisition
•	Other items contributed $5.5 million to net operating cash flow and were consistent with historical levels of variability.

 Investing Activities

Investing activities used $63.8 million in cash during the six months ended June 30, 2011 and primarily related to $74.7 million paid in connection with the acquisition of Optichron, net of cash acquired, payments of $5.7 million for purchases of property and equipment, and $17.5 million for purchases of other assets, partially reduced by cash generated from the net sale of short-term investments of $34.0 million.  Investing activities used $97.0 million in cash during the six months ended June 30, 2010 primarily related to purchases of marketable securities of $94.5 million and property and equipment of $2.5 million.

 Financing Activities

Net cash provided by financing activities was $8.6 million for the six months ended June 30, 2011, primarily from proceeds of $14.7 million from issuance of common stock under our stock compensation plans and benefits from stock-based awards of $1.9 million.  Payments for software licenses and other obligations of $4.1 million, and taxes related to vested stock awards of $4.0 million accounted for net cash used in financing activities.  Net cash provided by financing activities was $126.3 million for the six months ended June 30, 2010, primarily from proceeds from issuance of Common Stock pursuant to a follow-on public offering of $117.8 million, net of stock offering costs of $6.1 million, and proceeds of $17.5 million from the issuance of common stock under our stock compensation plans.  Payments for software licenses and other obligations of $1.6 million, and taxes related to vested stock awards of $1.3 million accounted for net cash used in financing activities.

Capital Resources

We believe that our existing cash, cash equivalents and short-term investments of 291.2 million as of June 30, 2011 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our anticipated cash needs in the next twelve months include a potential payment under the earn-out provisions of the Optichron merger agreement to the former holders of Optichron common stock.  A maximum of $109 million might be payable in cash in 2012 and 2013.  As of June 30, 2011, we recorded contingent earn-out liability of $80.2 million, of which $79.9 million is estimated to be payable by March 2012 and $0.3 million by March 2013.

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

Contractual Obligations

Our principal commitments as of June 30, 2011 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$21,971	$1,163	$7,012	$7,090	$6,706
Software license obligations	5,099	3,685	1,414	-	-
Wafer purchases	20,617	20,617	-	-	-
Total	$47,687	$25,465	$8,426	$7,090	$6,706

In addition, in the agreements relating to the Optichron acquisition, we agreed to make earn-out payments upon the attainment of revenue, as described above under “Recent Acquistions” and in Part I, Item 1, “Notes to Unaudited Condensed Financial Statements ─ Note 8, Fair Value Measurements.”

In addition to the enforceable and legally binding obligations quantified above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at June 30, 2011, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $46.9 million of unrecognized tax benefits have not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined by item 303(a)(4)(ii) of Regulation S-K, other than the indemnities, commitments and guarantees discussed below.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligations to indemnify or pay damages to our customers for breaches of contractual commitments and product liability or excessive product failure claims, obligations to indemnify our lessors under facility lease agreements, and obligations to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The Company’s obligations under these arrangements may have a material impact on its results of operations, financial condition or cash flows.  The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2011, our investments consisted primarily of deposits in money market funds, U.S. treasuries and government agency securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have been dependent on sales to a limited number of customers, including Cisco, for most of our total revenue. During the six months ended June 30, 2011, our top five customers accounted for 57% of our total revenue. Also, within those revenues, during the six months ended June 30, 2011 Cisco and its contract manufacturers accounted for 21% of our total revenue, respectively.  We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other large OEMs.

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

We reported a net loss of $29.2 million during the six months ended June 30, 2011. At June 30, 2011, we had an accumulated deficit of approximately $218.7 million. To regain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis. We have used a substantial part of our cash flows from operations, and other sources of capital, to make acquisitions, with respect to which we have incurred substantial charges for amortization of intangibles, changes in contingent earn-out liability, inventory fair value adjustments and increased stock-based compensation expenses.  Due to these items we have reported net losses under U.S. generally accepted accounting principles in 2010 and 2009, as well as the six months ended June 30, 2011 and significantly lower profits than would otherwise have been the case.  If we continue to make acquisitions and other transactions that generate substantial expenses related to acquired intangible assets, fair value adjustments to acquired inventory and other acquisition-related items, we may not become profitable in the near term even though we otherwise meet our growth and operating objectives.

Item 5:	Other Information

On May 26, 2011, the Company filed a Form 8-K disclosing the final voting results in connection with the company’s Annual Meeting of Stockholders held on May 20, 2011. The Company will provide an advisory vote on executive compensation (Say on Pay) on an annual basis.  The Company’s compensation policies and practices continue to be focused on long-term financial performance to drive stockholder value.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: July 29, 2011	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2011	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.32*	Form of Change of Control Agreement dated April 25, 2011 between the registrant and each of Ronald Jankov, Michael Tate and Roland Cortes

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

* Indicates management contract or compensatory plan or arrangement.