Form 10-Q
period 2011-09-30
NETLOGIC MICROSYSTEMS INC
filed 2011-10-27
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at September 30, 2011
Common Stock, $0.01 par value per share	69,524,465 shares

NETLOGIC MICROSYSTEMS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$125,751	$100,523
Short-term investments	116,621	155,644
Accounts receivable, net	38,916	19,829
Inventories	38,326	36,290
Deferred income taxes	7,493	8,428
Prepaid expenses and other current assets	12,536	11,458
Total current assets	339,643	332,172
Property and equipment, net	31,235	20,507
Goodwill	167,152	112,700
Intangible assets, net	204,029	180,838
Other assets	78,521	66,372
Total assets	$820,580	$712,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,470	$17,257
Accrued liabilities	29,275	27,848
Contingent earn-out liability, current	71,024	-
Deferred margin	2,932	4,242
Software licenses and other obligations, current	4,722	4,514
Total current liabilities	124,423	53,861
Contingent earn-out liability, long-term	3,867	-
Software licenses and other obligations, long-term	3,394	2,033
Other liabilities	41,520	37,782
Total liabilities	173,204	93,676
Stockholders' equity
Common stock	696	675
Additional paid-in capital	860,623	807,780
Accumulated other comprehensive loss	(2,461)	(28)
Accumulated deficit	(211,482)	(189,514)
Total stockholders' equity	647,376	618,913
Total liabilities and stockholders' equity	$820,580	$712,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$106,808	$100,052	$309,166	$281,317
Cost of revenue	39,690	40,523	121,153	134,866
Gross profit	67,118	59,529	188,013	146,451
Operating expenses:
Research and development	39,848	32,372	113,462	92,462
Selling, general and administrative	22,000	19,763	63,725	59,619
Change in contingent earn-out liability	(5,295)	741	31,416	51,152
Acquisition-related costs	5,591	-	7,524	735
Total operating expenses	62,144	52,876	216,127	203,968
Income (loss) from operations	4,974	6,653	(28,114)	(57,517)
Other income (expense):
Gain recognized on investment in Optichron, Inc.	-	-	4,259	-
Impairment charge on other investments	-	-	(1,276)	-
Interest and other income (expense), net	94	(126)	498	(236)
Income (loss) before income taxes	5,068	6,527	(24,633)	(57,753)
(Benefit from) provision for income taxes	(2,141)	1,318	(2,665)	(790)
Net income (loss)	$7,209	$5,209	$(21,968)	$(56,963)
Net income (loss) per share-basic	$0.10	$0.08	$(0.32)	$(0.95)
Net income (loss)per share-diluted	$0.10	$0.08	$(0.32)	$(0.95)
Shares used in calculation-basic	69,266	63,632	68,585	60,041
Shares used in calculation-diluted	73,498	67,933	68,585	60,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,968)	$(56,963)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	51,246	38,813
(Gain) loss on disposal of property and equipment	52	(25)
Write-off of debt issuance costs related to line of credit	-	305
Amortization of premium relating to debt securities, net	1,060	440
Stock-based compensation	39,526	36,032
Stock settled contingent earn-out liability	-	42,502
Provision for (recovery of) doubtful accounts	(55)	116
Provision for inventory reserves	5,132	4,415
Gain recognized on investment in Optichron, Inc.	(4,259)	-
Impairment charge on other investment	1,276	-
Deferred income taxes, net	114	(1,238)
Excess benefit from stock-based awards	(248)	-
Changes in current assets and liabilities:
Accounts receivable	(15,232)	(6,709)
Inventories	(4,260)	(2,453)
Prepaid expenses and other assets	232	(1,596)
Accounts payable and accrued liabilities	(4,534)	(3,360)
Cash settled contingent earn-out liability	31,416	8,650
Deferred margin	(2,254)	2,007
Other long-term liabilities	2,507	870
Net cash provided by operating activities	79,751	61,806
Cash flows from investing activities:
Acquisition of Optichron, Inc., net of cash acquired of $2.5 million	(74,679)	-
Purchase of property and equipment	(8,720)	(6,042)
Purchase of intangible assets	-	(1,250)
Purchase of short-term investments	(94,259)	(160,986)
Sales and maturities of short-term investments	132,230	27,800
Purchase of long-term investments and other	(17,500)	-
Net cash used in investing activities	(62,928)	(140,478)
Cash flows from financing activities:
Payments of software license and other obligations	(4,931)	(3,619)
Proceeds from issuance of common stock	17,939	20,292
Proceeds from issuance of common stock in connection with a stock offering	-	117,813
Payments for stock issuance costs	-	(6,145)
Tax payments related to vested awards	(4,851)	(1,619)
Excess tax benefit from stock-based awards	248	-
Net cash provided by financing activities	8,405	126,722
Net increase in cash and cash equivalents	25,228	48,050
Cash and cash equivalents at beginning of period	100,523	44,278
Cash and cash equivalents at end of period	$125,751	$92,328

Supplemental disclosures of non-cash investing activities:
Acquisition of property and equipment under capitalized software license and other obligations	$4,149	$4,881
Earn-out obligation recognized as an increase in goodwill (See Note 5 for supplemental disclosures)	$43,475	$-

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

These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Pending Acquisition by Broadcom Corporation

On September 11, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Corporation (“Broadcom”), and I&N Acquisition Corp., a wholly owned subsidiary of Broadcom (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company as the surviving corporation. As a result of the Merger, the Company will become a subsidiary of Broadcom.

 Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than (i) shares held by Broadcom, the Company or any of their respective wholly owned subsidiaries and (ii) shares held by the Company’s stockholders who perfect their appraisal rights) will be converted into the right to receive $50.00 in cash, without interest and less any applicable withholding taxes.

The Merger Agreement further provides for, subject to certain limited exceptions, (i) the assumption of all in-the-money options to acquire the Company’s common stock outstanding immediately prior to the effective time of the Merger held by the Company’s employees, (ii) the cash-out of all in-the-money stock options held by non-employees, (iii) the conversion of all unvested restricted stock units held by the Company’s employees into Broadcom restricted stock units and (iv) the cash-out of all unvested restricted stock units held by persons other than the Company’s employees.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction, covenants to provide required information to regulatory agencies and to provide other requested cooperation and assistance in connection with the Merger Agreement and the transactions contemplated by it. Broadcom also has made customary representations, warranties and covenants in the Merger Agreement.

Consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by the Company’s stockholders, clearance by the Chinese Ministry of Commerce (MOFCOM) under the Chinese Antimonopoly Law and clearance or no-jurisdiction decision by the Taiwanese Fair Trade Commission (TFTC) under the Taiwanese Fair Trade Law of 1991, as amended, and the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on October 20, 2011.

Consummation of the Merger is also subject to other customary conditions, including (i) the absence of any law or order prohibiting or restraining the Merger, (ii) no effect that has or would reasonably be expected to have a material adverse effect on the Company and its subsidiaries, (iii) subject to certain exceptions, the accuracy of Broadcom’s and the Company’s respective representations and warranties in the Merger Agreement, (iv) performance by Broadcom and the Company of their respective obligations in the Merger Agreement and (v) the absence of certain pending or threatened governmental litigation with respect to the transactions contemplated by the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances specified in the Merger Agreement including the circumstances where the Merger is not consummated by April 30, 2012 (which we refer to as the “End Date”), but if on April 30, 2012, the antitrust closing condition is not satisfied but all other conditions to closing are satisfied or, with respect to closing conditions that by their terms are to be satisfied at the Merger closing, are capable of being satisfied, then the Company or Broadcom may extend the End Date until August 31, 2012.

The Merger Agreement contains certain termination rights for Broadcom and the Company, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be obliged to pay Broadcom a termination fee of $127 million.

    Acquisition related cost associated with our pending acquisition by Broadcom were $5.6 million during the three months ended September 30, 2011 and consisted of professional and legal fees.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires it to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluated them on an ongoing basis to help ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. During the three and nine months ended September 30, 2011, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2010 annual report on Form 10-K, except for accounting for the contingent earn-out liability associated with the acquisition of Optichron discussed in Note 5, Business Combination and Note 8, Fair Value Measurements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued and amended Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis.  First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill.  Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount.  If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process.  The amendments are affective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company is currently evaluating whether early adoption is necessary.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements.  A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.  In a two-statement approach, an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated.  The amendment becomes effective retrospectively for the Company’s interim period ending March 31, 2012.  Early adoption is permitted.  The Company does not expect this amendment to have a material impact on its financial position, results of operations or cash flows.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss): basic and diluted	$7,209	$5,209	$(21,968)	$(56,963)

Shares used in calculation - basic	69,266	63,632	68,585	60,041
Add: dilutive stock options and awards outstanding	4,232	4,301	-	-
Shares used in calculation - diluted	73,498	67,933	68,585	60,041

Net income (loss) per share: basic	$0.10	$0.08	$(0.32)	$(0.95)
Net income (loss) per share: diluted	$0.10	$0.08	$(0.32)	$(0.95)

Antidilutive potential common shares, excluded from diluted per share computation	-	-	4,535	4,502

3. Stock-Based Compensation

The Company has adopted stock plans that provide for grants of equity-based awards to employees, which consist of awards of stock options and restricted stock units. In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase its common stock at a discount through payroll deductions. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the service period of the awards. The Company also grants stock options and restricted stock units to new employees in accordance with Nasdaq Marketplace Rule 5635(c)(4) as an inducement material to the new employees entering into employment with the Company.

During the nine months ended September 30, 2011, the Company corrected a limitation in the calculation of stock-based compensation performed by a third party vendor, and as a result, reduced its compensation expenses by $0.5 million. The change was not material to prior periods and is not expected to have a significant impact on stock-based compensation expense for the current year.  The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$252	$167	$773	$536
Research and development	8,188	6,127	24,410	18,890
Selling, general and administrative	4,986	4,981	14,343	16,606
Total stock-based compensation expense	$13,426	$11,275	$39,526	$36,032

In addition, the Company capitalized approximately $0.1 million and $0.1 million of stock-based compensation in inventory as of September 30, 2011 and December 31, 2010, respectively, which represented indirect manufacturing costs related to its inventory.

Stock Options

The exercise price of each stock option typically equals the market price of the Company’s common stock on the date of grant. Most options vest over four years and expire no later than ten years from the grant date. During the nine months ended September 30, 2011 and 2010, the Company did not grant any stock options. As of September 30, 2011, the total unrecognized compensation cost related to unvested stock options granted and outstanding was approximately $8.7 million with a weighted average remaining vesting period of 2.12 years.

Restricted Stock

During the nine months ended September 30, 2011 and 2010, the Company granted restricted stock units representing the future right to acquire approximately 1,355,000 and 573,000 shares of common stock, respectively. The fair value of the restricted stock units was determined using the fair value of the Company’s common stock at the date of grant.  These awards vest over the requisite service period, which ranges from six months to four years. Additionally, during the nine months ended September 30, 2011, the Company assumed unvested restricted stock units under its merger agreement with Optichron, Inc. (“Optichron”) representing future rights of the holder to acquire approximately 548,000 shares of common stock.  Approximately 62,000 shares vested immediately and 486,000 shares generally vest over a five-year service period. The fair value of the restricted stock units was determined using the fair value of the Company’s common stock on the acquisition date. The fair value of the restricted stock units is being amortized on the straight-line attribution method over the service period, and is reduced for estimated forfeitures. The weighted average grant date fair market value per share for the shares granted during the nine months ended September 30, 2011 and 2010 was $37.18 and $27.25, respectively. The weighted average grant date fair market value per share for fully vested shares during the nine months ended September 30, 2011 and 2010 was $20.32 and $17.26, respectively. As of September 30, 2011, the total unrecognized compensation cost related to the unvested restricted stock units granted was approximately $101.3 million, which is expected to be recognized over a weighted average period of 2.27 years.

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

ESPP Valuation Assumptions

The fair value of each purchase is estimated at the beginning of each offering period using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee Stock Purchase Plan:
Risk-free interest rate	0.10%	0.22%	0.15%	0.20%
Expected term (in years)	0.50	0.50	0.49	0.49
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	43%	38%	43%	38%
Weighted average fair value	$11.20	$6.90	$9.89	$6.38

4. Income Taxes

During the three months ended September 30, 2011 and 2010, the Company recorded an income tax benefit of $2.1 million and an income tax provision of $1.3 million, respectively.  During the three months ended September 30, 2011, the Company corrected its deferred tax assets and goodwill related to acquired intangible assets.

During the nine months ended September 30, 2011 and 2010, the Company recorded an income tax benefit of $2.7 million and $0.8 million, respectively.  During the nine months ended September 30, 2011, the Company corrected its deferred tax assets and liabilities and goodwill related to acquired intangible assets and international structure.

At September 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $56.6 million and $51.3 million, respectively.  Approximately $48.0 million of the balance as of September 30, 2011 would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had accrued interest of $0.5 million and $0.8 million, respectively, and no accrued penalties related to uncertain tax positions.

The tax years 1999 to 2010 remain open to examination by one or more of the major tax jurisdictions in which the Company is subject to taxation on its taxable income.   Previously, the Company disclosed the possibility of a significant decrease of unrecognized tax benefits due to the expiration of statute(s) of limitations.  The Company has completed its analysis of the period(s) in question and concludes that it will not recognize most of this benefit as a result of the statute expiration(s).  The Company does not anticipate that it is reasonably possible that unrecognized tax benefits will decrease within the next twelve months.

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

Concurrently with the execution of the merger agreement, the Company entered into common stock purchase agreements with three employee-stockholders of Optichron. Under the terms of the stock purchase agreements, the Company purchased all of the fully-vested shares of Optichron common stock held by the employee-stockholders immediately prior to the merger.

Prior to April 5, 2011, the Company owned warrants to purchase 5,250,000 shares of common stock in Optichron, as a cost investment, with a carrying value of $2.1 million.  The fair value of those warrants immediately prior to the acquisition date was $6.4 million.  Upon acquiring the remaining equity interests of Optichron, the Company recorded a gain of $4.3 million related to the remeasurement of this pre-existing investment under the step-acquisition guidance, which was included in Other Income in the Consolidated Statement of Operations.

Under the terms of the merger agreement and the common stock purchase agreements, the Company also may be required to pay additional earn-out consideration to the former Optichron stockholders based on the amount of revenue recognized by the Company from the sale of Optichron products from April 5, 2011 to December 31, 2011 (“first earn-out period”), and in 2012 (“second earn-out period”), in accordance with formulas set forth in the merger agreement. Any portion of the earn-out consideration payable to the three employee-stockholders pursuant to the stock purchase agreements will be paid in shares of common stock of the Company, issuable in equal annual installments over a period of five years after determination of the earn-out amount (in the case of the first earn-out consideration) or four years after determination of the earn-out amount (in the case of the second earn-out consideration), subject to their continuing employment with the Company. The aggregate number of shares issuable to each such employee-stockholder is equal to the cash value of the earn-out consideration that would otherwise have been paid to such person under the merger agreement if his shares of common stock had been converted under the merger agreement (based on the ten trading-day average price of the common stock immediately prior to the closing of the merger, valued at $40.68 per share). Any portion of the earn-out consideration payable to the remaining former Optichron stockholders will be paid in cash.  If the maximum earn-out is achieved, additional consideration of approximately $109 million would be payable in cash by March 31, 2013, and additional consideration of approximately $12 million would be payable in shares of the Company’s common stock (valued at $41.90 per share) to the employee-stockholders, subject to their continued employment after the acquisition for a five-year period. The number of shares issuable on current estimates of earn-out achievement is probable, resulting in recognition of stock compensation over their vesting term.  As of September 30, 2011, approximately 201,000 shares were estimated to be issuable.  As these awards contain a performance-based condition, stock-based compensation is being recognized using the graded vesting method.

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

In accordance with ASC 805 Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the earn-out milestones for revenues from the acquired business. Changes in the fair value of the acquisition-related contingent consideration subsequent to the merger date are recognized in earnings in the periods in which an estimated fair value changes until the contingent obligations become fixed and determinable.

The estimated initial earn-out liability included in the purchase price was based on our probability assessment at the time of closing of Optichron’s revenue achievements during the earn-out period. In developing these estimates, the Company considered the revenue projections of Optichron management, Optichron’s historical results, the general macro-economic environment and industry trends. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, Fair Value Measurements and Disclosures. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. See Note 8, “Fair Value Measurements.”  The Company estimated that the resulting earn-out consideration was $43.5 million, excluding to the portion payable the three employee-stockholders.

Under the merger agreement, the Company assumed employee retention restricted stock units awards representing the future right to acquire approximately 548,000 shares of the Company’s common stock of which approximately 62,000 shares vested on the close of the merger and 486,000 shares generally vest over five years from the close of the merger, subject to the continued employment of the employee with the Company. The Company recorded the additional stock-based compensation expense of $2.6 million relating to the fully vested shares of common stock during the three months ended June 30, 2011. Stock-based compensation expense associated with the assumed incentive awards that are subject to future service requirements are being recognized over the vesting period using the straight-line attribution method.

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

Existing technology consisted of products which have reached technological feasibility and relate to Optichron’s digital front-end processors.  The value of the existing technology was determined by discounting estimated future net cash flows of these products.  The Company is amortizing the existing technology on a straight-line basis over an estimated life of 7 years.

Patents and core technology relate to know-how that is used and expected to be used in existing and future products.  The fair value was determined by discounting estimated future net cash flows of these products.  The Company is amortizing the patents and core technology asset on a straight-line basis over an estimated life of 8 years.

Customer relationships relate to the Company’s ability to sell existing and future versions of products to existing Optichron customers.  The fair value of the customer relationships was determined by discounting estimated future net cash flows from the customer contracts.  The Company is amortizing customer relationships on a straight-line basis over an estimated life of 7 years.

Tradename and trademarks represent the Optichron brand.  The fair value of tradename and trademarks was determined by estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset.  The Company is amortizing the asset on a straight-line basis over an estimated life of 1 year.

The backlog fair value relates to the estimated selling cost to generate backlog at April 5, 2011.  The backlog fair value was amortized over an estimated life of 4 1/2 months.  The backlog fair value was fully amortized as of September 30, 2011.

In-process research and development (“IPRD”), consisted of the in-process project to complete development of the next generation of digital front-end processors. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.  The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion.  Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings, but instead will be subject to periodic impairment testing.  Upon successful completion of the development process for the acquired IPRD project, the asset would be considered a finite-lived intangible asset and amortization of the asset will commence.  As of the acquisition closing date, the acquisition development of the third generation of digital front-end processors was estimated to be approximately 50% complete. The expected completion date is in mid-2012.  Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur in 2013.  The estimated incremental cost to complete this IPRD project is approximately $4.1 million.

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

Prior to the closing date of the acquisition, Optichron initiated the termination of certain employment and other contractual arrangements.  The Company has determined that these transactions were separate from the business combination because the termination actions were taken by the acquired entity in contemplation of the merger.  Therefore, the Company recognized termination costs of $0.9 million as an expense on the acquisition date.  Of this total amount severance costs of $0.7 million were, paid by Optichron prior to the closing date, and $0.2 million were paid by the Company after the closing date.

Included in the Company’s consolidated statement of operations for the nine months ended September 30, 2011 are revenues of approximately $16.7 million from the sale of Optichron products since the closing date of April 5, 2011.

Pro Forma Data for Optichron Acquisition

The following table presents the unaudited pro forma results of the Company as though the Optichron acquisition described above had occurred January 1, 2010. The data below includes the historical results of the Company and the acquisition on a standalone basis for the three and nine months ended September 30, 2011 and 2010. Adjustments have been made for the estimated fair value adjustment related to acquired inventory, amortization of intangible assets, and the related income tax impact of the pro forma adjustments. No adjustments were made for changes in the fair value of the contingent earn-out liability recorded by the Company in 2011. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$106,808	$101,919	$312,696	$286,420
Net income (loss)	8,228	2,252	(24,294)	(68,136)
Net income (loss) per share - basic	0.12	0.04	(0.35)	(1.13)
Net income (loss) per share - diluted	0.11	0.03	(0.35)	(1.13)

 6. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill during the period presented as follows (in thousands):

Nine Months Ended September 30,
2011
Balance at the beginning of the period	$112,700
Optichron acquisition (Note 5)	54,264
Other adjustments (Note 4)	188
Balance at the end of the period	$167,152

As of September 30, 2011 and December 31, 2010, goodwill represented approximately 20% and 16% of the Company’s total assets.

The following table summarizes the components of other intangible assets and related accumulated amortization balances (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Developed technology	$36,880	$(34,711)	$2,169	$36,880	$(28,794)	$8,086
Composite intangible asset	74,046	(30,582)	43,464	74,046	(22,176)	51,870
Patents and core technology	159,940	(42,326)	117,614	125,140	(23,371)	101,769
Customer relationships	30,100	(8,731)	21,369	20,700	(6,006)	14,694
Tradenames and trademarks	2,310	(1,459)	851	2,200	(856)	1,344
Non-competition agreements	400	(307)	93	400	(187)	213
Intellectual property	3,472	(1,003)	2,469	3,472	(610)	2,862
In-process research and development	16,000	-	16,000	-	-	-
Total	$323,148	$(119,119)	$204,029	$262,838	$(82,000)	$180,838

The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the periods presented, including acquired backlog (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$13,057	$9,632	$38,470	$29,028
Operating expenses:
Selling, general and administrative	1,278	913	3,449	2,739
	$14,335	$10,545	$41,919	$31,767

As of September 30, 2011, the estimated future amortization expense of intangible assets, excluding the in-process research and development intangible asset, is as follows (in thousands):

Fiscal Year Ending	Estimated Amortization
2011 (remaining 3 months)	$11,069
2012	41,630
2013	35,160
2014	22,217
2015	20,180
Thereafter	57,773
Total	$188,029

7. Available-for-sale Investments

The following is a summary of available-for-sale investments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Investments in:
U.S. government agency securities	$103,603	$23	$(14)	$103,612
U.S. treasury securities	13,002	7	-	13,009
Money market funds	88,946	-	-	88,946
Privately held debt investments	10,000	-	(2,453)	7,547
Total	$215,551	$30	$(2,467)	$213,114

Reported as:
Cash and cash equivalents	$88,946	$-	$-	$88,946
Short-term investments	116,605	30	(14)	116,621
Other assets	10,000	-	(2,453)	7,547
	$215,551	$30	$(2,467)	$213,114

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Estimated Fair Value
Investments in:
U.S. government agency securities	$153,864	$33	$(80)	$153,817
U.S. treasury securities	16,414	1	(1)	16,414
Money market funds	60,026	-	-	60,026
Privately held debt investments	5,000	-	-	5,000
Total	$235,304	$34	$(81)	$235,257

Reported as:
Cash and cash equivalents	$74,613	$1	$(1)	$74,613
Short-term investments	155,691	33	(80)	155,644
Other assets	5,000	-	-	5,000
	$235,304	$34	$(81)	$235,257

Excluding money market funds, which do not have stated contractual maturity dates, the fair value of the Company’s investments by contractual maturity as of September 30, 2011 is as follows (in thousands):

September 30, 2011
Investments:
Due in 1 year or less	$109,615
Due after 1 year through 5 years	14,553
Total	$124,168

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities, specifically cash equivalents, marketable securities, debt investments in privately held corporations and contingent earn-out liability, at fair value on a recurring basis. There was no outstanding contingent earn-out liability as of December 31, 2010.  The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at September 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$88,946	$88,946	$-	$-
U.S. government agency securities	103,612	-	103,612	-
U.S. treasury securities	13,009	-	13,009	$-
Privately held debt investments	7,547	-	-	7,547
	$213,114	$88,946	$116,621	$7,547

Liabilities:
Contingent earn-out liability:
Current portion	$71,024	$-	$-	$71,024
Long-term portion	3,867	-	-	3,867
Total	$74,891	$-	$-	$74,891

		Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$60,026	$60,026	$-	$-
U.S. government agency securities	153,817	-	153,817	-
U.S. treasury securities	16,414	-	16,414	-
Privately held debt investments	5,000	-	-	5,000
	$235,257	$60,026	$170,231	$5,000

The following table summarizes the activity related to the Company’s investments using Level 3 inputs in determining their valuation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Privately held debt investments:
Beginning balance	$10,979	$-	$5,000	$-
Purchases of long term investment	-	-	10,000	-
Impairment charge on other investment	-	-	(1,276)	-
Unrecognized gain (loss) on available for sale investments included in other comprehensive loss	292	-	(2,453)	-
Reclassification of investment measured at carrying value	(3,724)	-	(3,724)	-
Ending balance	$7,547	$-	$7,547	$-

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

The Company acquired RMI Corporation (“RMI”), a provider of high-performance and low-power multi-core, multi-threaded processors, on October 30, 2009 and Optichron (see Note 5) on April 5, 2011, and the acquisition consideration included contingent earn-out payments.  In December 2010, the Company delivered approximately 2.4 million shares of the Company’s common stock and $11.5 million cash as full settlement of its earn-out consideration obligation to the former holders of RMI stock.  Thus, the contingent earn-out liability for the RMI acquisition was settled in full as of December 31, 2010.

The Company recognized an initial estimate of the contingent earn-out liability related to Optichron of $43.5 million at the date of completion of the acquisition.  The key assumptions behind the estimate were a discount rate of 15% and a probability-weighted level of revenue achievement over the earn-out period.  Changes in the fair value of the Optichron contingent earn-out liability subsequent to the acquisition completion date, including changes in the Company’s estimate of probability-weighted revenue achievements and discount rate, are recognized in earnings in the periods in which the estimated fair value changes.  In the three months ended September 30, 2011, a $5.3 million credit was recorded for the changes in the fair value of the contingent earn-out consideration since June 30, 2011 and primarily related to a decrease in probability-weighted revenue achievements.  The Company may continue to record significant changes in the fair value of the contingent earn-out consideration through December 31, 2012.

The following table summarizes the activity related to the Company’s contingent earn-out liability for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$80,186	$62,098	$-	$11,687
Acquisition date fair value measurement	-	-	43,475	-
Adjustment to fair value measurement charged to net income	(5,295)	741	31,416	51,152
Ending balance	$74,891	$62,839	$74,891	$62,839

Ending balance represented by:
RMI acquisition, current	$-	$62,839	$-	$62,839
Optichron acquisition:
Current portion	71,024	-	71,024	-
Long-term portion	3,867	-	3,867	-
	$74,891	$62,839	$74,891	$62,839

9. Balance Sheet Components

The components of the Company’s inventory at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Inventories:
Finished goods	$14,375	$18,971
Work-in-progress	23,951	17,319
	$38,326	$36,290

The components of the Company’s other assets at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Other assets:
Deferred tax assets, non current	$58,398	$54,920
Long-term investments	17,771	7,676
Other assets	2,352	3,776
	$78,521	$66,372

    As of September 30, 2011 and December 31, 2010, long-term investments comprised of cost-method equity investments of $10.2 million and $2.6 million, respectively, whose fair value approximates the carrying amount, and available-for-sale debt investment in non-publicly traded companies of $7.5 million and $5.0 million, respectively.

The components of the Company’s liabilities at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Accrued liabilities:
Acrrued payroll and related expenses	$13,902	$11,219
Accrued inventory purchases	947	1,967
Accrued software licenses	2,408	4,232
Accrued warranty	1,621	2,270
Other accrued expenses	10,397	8,160
	$29,275	$27,848
Other liabilities:
Income taxes	$36,665	$35,434
Other liabilities	4,855	2,348
	$41,520	$37,782

The Company periodically evaluates the estimate for its warranty exposure based on historical trends and revises its estimate, through cost of revenue. The following table summarizes activity related to product warranty liability for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Warranty Accrual:
Beginning balance	$1,639	$2,058	$2,270	$1,534
(Release of) provision for warranty	(13)	230	(572)	928
Settlements made during the period	(5)	(25)	(77)	(199)
Ending balance	$1,621	$2,263	$1,621	$2,263

10. Commitments and Contingencies

Leases
The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and have expiration dates through 2018. Additionally, the Company acquired rights to use certain CAD tools under software licenses, accounting for such arrangements similar to capital leases.

Future minimum commitments as of September 30, 2011 under non-cancelable software licenses and operating leases agreements, including significant common area maintenance charges for facility leases, were as follows (in thousands):

	Software licenses and other obligations	Operating Leases	Total
2011 (remaining 3 months)	$1,446	$205	$1,651
2012	4,200	2,583	6,783
2013	1,847	3,511	5,358
2014	860	3,534	4,394
2015	-	3,638	3,638
2016 and thereafter	-	8,368	8,368
	8,353	$21,839	$30,192
Less: Interest component	(237)
Present value of minimum payments	8,116
Less: Current portion	(4,722)
Long-term portion of obligations	$3,394

Purchase Commitments
At September 30, 2011, the Company had approximately $18.2 million in firm, non-cancelable and unconditional purchase commitments with its suppliers.

Contingencies
From time to time the Company is party to claims and litigation proceedings arising in the normal course of business. Currently, the Company does not believe that there are any claims or litigation proceedings involving matters that will result in the payment of monetary damages, that, in the aggregate, would be material in relation to its business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to the Company’s business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

Litigation Regarding the Merger
On September 16, 2011, a putative class action lawsuit, New Jersey Carpenters Pension Fund v. Broyles, et al., Case No. 111CV209381, challenging the Merger was filed in California Superior Court, County of Santa Clara (referred to as the “California Action”) against Broadcom, Merger Sub and the members of our board of directors. On September 20, 2011, another putative class action lawsuit, Vincent Anthony Danielo v. NetLogic Microsystems, Inc., et al., CA No. 6881, challenging the Merger was filed in the Court of Chancery of the State of Delaware (referred to as the “Delaware Action”) against NetLogic, Broadcom, Merger Sub and the members of our board of directors. The complaints in both lawsuits allege that our directors violated their fiduciary duties to our stockholders by, among other things, failing to ensure a fair sale process and a fair price in connection with the Merger, and acting to further their personal interests and the interests of Broadcom at the expense of NetLogic’s stockholders. Each lawsuit also alleges that Broadcom and Merger Sub aided and abetted our directors in breaching their fiduciary duties. On October 7, 2011, the plaintiff in the California Action filed an amended complaint adding allegations that the preliminary proxy statement filed on October 5, 2011 contained inadequate and misleading disclosures under Delaware law by failing to provide additional and more detailed disclosures regarding the events leading up to the merger, the analysis and opinion of Qatalyst, and the Company Projections. On October 19, 2011, the plaintiff in the Delaware Action filed his amended complaint adding similar disclosure claims. The plaintiffs in both lawsuits seek to enjoin the consummation of the Merger and seek an award of the costs of the action, including reasonable allowances for attorneys’ and experts’ fees, among other relief. On October 7, 2011, defendants in the California Action filed a motion to stay that action pending the resolution of the Delaware Action. A hearing on that motion is set for December 23, 2011. On October 3, 2011, the Broadcom defendants filed an answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 13, 2011, the NetLogic defendants filed their answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 19, 2011, the NetLogic defendants filed a motion to dismiss the Delaware Action. We believe the allegations in these lawsuits are entirely without merit, and we intend to defend against them vigorously.

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

11. Comprehensive Income (Loss)

            Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$7,209	$5,209	$(21,968)	$(56,963)
Change in unrealized gain/loss on marketable securities, net of taxes	282	(13)	(2,475)	32
Comprehensive income (loss)	$7,491	$5,196	$(24,443)	$(56,931)

12. Operating Segments and Geographic Information

The Company operates as one operating and reportable segment and sells its products directly to customers in North America, Asia and Europe. Revenue percentages for the geographic regions reported below were based upon the customer headquarters locations. The following is a summary of the geographic information related to revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
China	49%	41%	47%	38%
Malaysia	12%	24%	13%	27%
United States	22%	16%	20%	16%
Other	17%	19%	20%	19%
Total	100%	100%	100%	100%

The following table summarizes customers comprising 10% or more of the Company’s gross account receivable as of the dates presented:

	September 30, 2011	December 31, 2010
Wintec Industries	17%	31%
Flextronics	13%	*
Huawei Technologies	10%	19%
ZTE Corporation	10%	*

*	Less than 10% of revenue

The following table summarizes bill-to customers comprising 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Wintec Industries	21%	24%	20%	26%
Huawei Technologies	10%	13%	12%	12%

The following table summarizes end customers comprising 10% or more of the Company’s revenue for the periods presented:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cisco	23%	25%	22%	27%
ZTE Corporation	12%	*	10%	*
Huawei Technologies	10%	13%	12%	12%
Alcatel-Lucent	*	*	*	10%

*	Less than 10% of revenue

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance, functionality and energy efficiency of advanced mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our market-leading product portfolio includes high-performance multi-core communications processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, digital front-end processors, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, access aggregation, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs).

The products and technologies we have developed and acquired are targeted to enable our customers to develop systems that support the increasing speeds and complexity of Internet Protocol (IP) networks. We believe there is a growing need to include high-performance multi-core processors, knowledge-based processors, high speed physical layer devices, and digital front end processors in a larger number of communication equipment systems as networks transition to processing traffic at increasing speeds and complexity.

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

On April 5, 2011, we completed the acquisition of Optichron, Inc. (“Optichron”), a provider of 3G/4G LTE base station digital front-end processors for approximately $77.2 million cash consideration at closing, and potential additional cash earn-out consideration of up to approximately $109 million payable by March 31, 2013, and approximately $12 million that would be paid in shares of the Company’s common stock.  As of September 30, 2011, we have accrued contingent earn-out liability of $74.9 million, of which $71.0 million is estimated to be payable by March 2012 and $3.9 million by March 2013.  The digital front-end processing solutions complement our existing portfolio of products targeting our customers’ next generation wireless equipment, and we believe that the combined portfolio increases our overall strategic importance to our top customers and increases our total addressable market.

On September 11, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Corporation (“Broadcom”), and I&N Acquisition Corp., a wholly owned subsidiary of Broadcom (“Merger Sub”).  The Merger Agreement, provides for a merger of Merge Sub with and into us (the “Merger”), at the effective time of which each issued and outstanding share of our common stock (other than (i) shares held by Broadcom, us or any of our respective wholly owned subsidiaries and (ii) shares held by our stockholders who perfect their appraisal rights) will be converted into the right to receive $50.00 in cash, without interest and less any applicable withholding taxes. See Note 1 of Notes to Condensed Consolidated Financial Statements for information related to this acquisition.   The Merger is subject to customary conditions, including adoption of the Merger Agreement by our stockholders, receipt of foreign regulatory approvals, expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on October 20, 2011.  The Merger Agreement also contains certain termination rights for Broadcom and us, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, we will be obliged to pay Broadcom a termination fee of $127 million.

In order to add to our intrinsic long term growth rate, we may continue to seek strategic partnerships and other potential opportunities to grow our product portfolio, increase the total available market for our products, and widen our engineering talent pool in areas that are highly complementary and synergistic with our core competencies and increase our strategic importance to key customers.  At the same time, we must closely monitor the growth of our headcount and business operations so that our increased investments are in line with our revenue levels and our financial objectives.  As a result of the current soft macroeconomic conditions, we estimate that the revenues for the three months ended December 31, 2011 will decrease slightly from the revenues for the three months ended September 30, 2011.

Our product revenue is concentrated among a small number of large customers.  For the three months ended September 30, 2011, our top five customers in terms of revenue accounted for approximately 59% of total revenue. Although we believe our revenues will continue to be concentrated among our largest customers, because of concentration in the networking equipment business, we expect that continued favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, our expanding product portfolio will also help us further diversify our customer and product revenues as well as expand our offerings to our existing customers.

For the three months ended September 30, 2011, 28% of our product revenue was realized through inventory, or “hubbing”, arrangements with certain customers.  Pursuant to these arrangements, we deliver products to a customer, an intermediary or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer, intermediary or third-party warehouse reports it has removed, or pulled, our product from the warehouse to be incorporated into the customers’ end products.  Historically, we have had reasonable visibility of our customers’ requirements within a quarter, and typically commit resources and incur expenses based on our projections.  However, if a customer that uses a hubbing arrangement does not take delivery of products in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected.  In addition, although we own the inventory physically located at these hubs, our ability to effectively manage inventory levels may be restricted, causing our total inventory levels to increase.  This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. There have been no changes to the critical accounting policies and estimates discussed in our 2010 Annual Report on Form 10-K, except for accounting for contingent earn-out liability associated with Optichron acquisition discussed in Note 5, Business Combination and Note 8, Fair Value Measurements.

Results of Operations

Comparison of Three Months Ended September 30, 2011 with Three Months Ended September 30, 2010

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the three months ended September 30, 2011 and the three months ended September 30, 2010 (in thousands, except percentage data):

	Three Months Ended September 30, 2011	Percentage of Revenue	Three Months Ended September 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$106,808	100.0%	$100,052	100.0%	$6,756	6.8%
Cost of revenue	39,690	37.2%	40,523	40.5%	(833)	-2.1%
Gross profit	$67,118	62.8%	$59,529	59.5%	$7,589	12.7%

Revenue. Revenue for the three months ended September 30, 2011 increased by $6.8 million compared with the three months ended September 30, 2010. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $25.0 million of our total revenue for the three months ended September 30, 2011, compared with $25.4 million during the three months ended September 30, 2010. Revenue from non-Cisco customers represented $81.8 million of total revenue for the three months ended September 30, 2011 compared with $74.6 million during the three months ended September 30, 2010.  Increased revenue from sales of our products to non-Cisco customers primarily consisted of $11.9 million principally from communication processors and digital front-end processors while decreases totaling $4.8 million principally related to network search engine and ultra low-power embedded processors.  We believe the continued decline in sales related to network search engine products is primarily due to the transition of our customers’ design to our next generation, high performance, knowledge based processors from our older network search engine products.  ZTE and Huawei respectively accounted for 12% and 10% of our total revenue in the three months ended September 30, 2011 compared with less than 10% and 13% in the same period of 2010.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the three months ended September 30, 2011 decreased by $0.8 million compared with that of the three months ended September 30, 2010. Cost of revenue decreased despite increased amortization charges of $3.4 million associated predominantly with the Optichron acquisition.  The reduced product costs reflect manufacturing efficiencies due to design, as well as lower material costs.  Gross margin for the three months ended September 30, 2011 increased to 62.8% compared with 59.5% for the three months ended September 30, 2010, despite higher amortization charges.  The improvement in margin reflects a combination of higher levels of revenue to absorb fixed costs, lower material and assembly costs, and a favorable change in product mix, including increased contribution from sales of digital front-end processors and communication processors.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2011 and the three months ended September 30, 2010 (in thousands, except percentage data):

	Three Months Ended September 30, 2011	Percentage of Revenue	Three Months Ended September 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$39,848	37.3%	$32,372	32.4%	$7,476	23.1%
Selling, general and administrative	22,000	20.6%	19,763	19.8%	2,237	11.3%
Change in contingent earn-out liability	(5,295)	-5.0%	741	0.7%	(6,036)	-814.6%
Acquisition-related expenses	5,591	5.2%	-	0.0%	5,591	n/m
Total operating expenses	$62,144	58.2%	$52,876	52.8%	$9,268	17.5%

Research and Development Expenses. Research and development expenses increased during the three months ended September 30, 2011 compared with the same period in 2010 primarily due to increases in payroll and related expenses of $3.3 million, stock-based compensation expenses of $2.0 million, and product development and qualification expenses of $1.7 million. The increases in payroll and related expenses as well as stock-based compensation expenses were primarily due to the Optichron acquisition, as well as retention of and increases in engineering headcount to support our new product development efforts. The remainder of the increase in research and development expenses was caused by individually minor items. We expect research and development expenses to increase in 2011 due to additional hiring, training and tool costs for the development of new products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended September 30, 2011, compared with the same period in 2010, primarily due to increases in payroll and related expenses of $1.6 million, other professional services related expenses of $0.3 million, and depreciation expense of $0.3 million. These increases were partially offset by a decline in non-acquisition-related legal expense of $0.7 million. The remainder of the increase in selling, general and administrative expenses was caused by individually minor items. We expect that selling, general and administrative expenses will increase in 2011 in conjunction with our anticipated growth in selling and marketing activity.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability for the Optichron acquisition recorded during the three months ended September 30, 2011 was due primarily to a decrease in the probability weighted revenue achievement from June 30, 2011 to September 30, 2011.   We may continue to record significant changes in the fair value of the contingent earn-out consideration related to the Optichron acquisition through December 31, 2012.

Acquisition-Related Costs. Acquisition related cost associated with our pending acquisition by Broadcom were $5.6 million during the three months ended September 30, 2011 and consisted of professional and legal fees.  There were no such charges during the three months ended September 30, 2010.

Other items

The table below sets forth other data for the three months ended September 30, 2011 and the three months ended September 30, 2010 (in thousands, except percentage data):

	Three Months Ended September 30, 2011	Percentage of Revenue	Three Months Ended September 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income (expense):
Interest income	67	0.1%	150	0.1%	(83)	-55.3%
Other income (expense), net	27	0.0%	(276)	-0.3%	303	-109.8%
Total other income (expense)	$94	0.1%	$(126)	-0.1%	$220	-174.6%

Other Income (Expense). The decrease in other income (expense), net was principally due to the absence of the write-off of debt issuance cost related to the line of credit that was extinguished in August 2010.

	Three Months Ended September 30, 2011	Percentage of Pretax Income	Three Months Ended September 30, 2010	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Provision for (benefit from) income taxes	$(2,141)	-42.2%	$1,318	20.2%	$(3,459)	-262.4%

Provision for (Benefit from) Income Taxes. During the three months ended September 30, 2011, we recorded an income tax benefit of $2.1 million. The effective tax rate of -42.2% for the three months ended September 30, 2011 compared with the statutory rate of 35%.  The difference was primarily due to lower rates applicable to income generated in foreign jurisdictions, losses generated in the United States, the effect of the reduction in acquisition-related contingent consideration, tax benefits from U.S. federal R&D income tax credits, and deductions attributable to stock-based compensation expense.

During the three months ended September 30, 2010, we recorded an income tax provision of $1.3 million. The effective tax rate of 20.2% for the three months ended September 30, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Comparison of Nine months Ended September 30, 2011 with Nine months Ended September 30, 2010

Revenue, cost of revenue and gross profit

The table below sets forth data concerning the fluctuations in our revenue, cost of revenue and gross profit data for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 (in thousands, except percentage data):

	Nine Months Ended September 30, 2011	Percentage of Revenue	Nine Months Ended September 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$309,166	100.0%	$281,317	100.0%	$27,849	9.9%
Cost of revenue	121,153	39.2%	134,866	47.9%	(13,713)	-10.2%
Gross profit	$188,013	60.8%	$146,451	52.1%	$41,562	28.4%

Revenue. Revenue for the nine months ended September 30, 2011 increased by $27.8 million compared with the nine months ended September 30, 2010. Revenue from sales to Wintec, Cisco and Cisco’s contract manufacturers (collectively “Cisco”) represented $68.5 million of our total revenue for the nine months ended September 30, 2011, compared with $77.2 million during the nine months ended September 30, 2010. The decrease in sales to Cisco was primarily due to decreases in revenue from sales of network search engine products and communication products. We believe the decline in sales related to network search engine and communication products is impacted by softness in the enterprise market driven by current macro-economic conditions.  Revenue from non-Cisco customers represented $240.7 million of total revenue for the nine months ended September 30, 2011 compared with $204.1 million during the nine months ended September 30, 2010.  Increased revenue from non-Cisco customers totaling $45.7 million primarily related to sale of communication processors, physical layer products, digital front-end and knowledge-based processors.  Decreases in revenue totaling $9.1 million primarily related to ultra low-power embedded processors and other legacy products. Huawei accounted for 12% of our total revenue in the nine months ended September 30, 2011 compared with 12% in the same period of 2010. ZTE accounted for 10% of our total revenue in the nine months ended September 30, 2011, and less than 10% in the same period of 2010. Alcatel accounted for less than 10% of our total revenue in the nine months ended September 30, 2011 and 10% of total revenue in the same period of 2010.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the nine months ended September 30, 2011 decreased by $13.7 million compared with that of the nine months ended September 30, 2010. Cost of revenue decreased primarily due to reductions in fair value adjustments for acquired inventory of $13.6 million, as well as lower product costs.  The reduced product costs reflect manufacturing efficiencies due to design, as well as lower material costs.  The decrease was partially reduced by increased amortization charges of $9.4 million associated with the Optichron acquisition, as well as the completed XLP® processor intangible asset. Gross margin for the nine months ended September 30, 2011 increased to 60.8% compared with 52.1% for the nine months ended September 30, 2010, despite higher intangible asset amortization charges.  The improvement in margin reflects a combination of reduced fair value adjustments related to acquired inventory, higher levels of revenue to absorb fixed costs, lower material and assembly costs, as well as favorable changes in product mix, including increased contribution from sales of digital front-end processors and communication processors.

Operating expenses

The table below sets forth operating expense data for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 (in thousands, except percentage data):

	Nine Months Ended September 30, 2011	Percentage of Revenue	Nine Months Ended September 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$113,462	36.7%	$92,462	32.9%	$21,000	22.7%
Selling, general and administrative	63,725	20.6%	59,619	21.2%	4,106	6.9%
Change in contingent earn-out liability	31,416	10.2%	51,152	18.2%	(19,736)	-38.6%
Acquisition-related expenses	7,524	2.4%	735	0.3%	6,789	923.7%
Total operating expenses	$216,127	69.9%	$203,968	72.5%	$12,159	6.0%

Research and Development Expenses. Research and development expenses increased during the nine months ended September 30, 2011 compared with the same period in 2010 primarily due to increases in payroll and related expenses of $8.3million, stock-based compensation expenses of $5.5 million, product development and qualification expenses of $2.9 million, consulting expenses of $1.6 million, and depreciation expenses of $2.1 million. The increases in payroll and related expenses, as well as stock compensation expenses were primarily due to retention of and increases in engineering headcount, including those associated the Optichron acquisition, to support our new product development efforts. The increase in product development and qualification expenses was primarily due to the production qualification and characterization of new products submitted for tape-out during the period. The remainder of the increase in research and development expenses was caused by individually minor items. We expect research and development expenses to increase in 2011 due to additional hiring, training and systems support for the development of new products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2011, compared with the same period in 2010, primarily due to increases in payroll and related expenses of $3.3 million, marketing and commission expenses of $1.0 million, depreciation and amortization expense of $1.6 million, software license and maintenance of $0.4 million, and travel related expenses of $0.4 million. These increases were offset by a decline in stock compensation expense of $2.1 million. The increases reflected higher spending levels to support our growing operations in the sales and marketing areas.  The remainder of the increase in selling, general and administrative expenses was caused by individually minor items. We expect that selling, general and administrative expenses will increase in 2011 in conjunction with our anticipated growth in selling activity.

Change in Contingent Earn-Out Liability.  The change in estimated contingent earn-out liability recorded during the nine months ended September 30, 2011 related to the Optichron acquisition and was due primarily to an increase in the probability weighted revenue achievement from the acquisition date to September 30, 2011.  We may continue to record significant changes in the fair value of the contingent earn-out consideration through December 31, 2012.

Acquisition-Related Costs. Acquisition related cost associated with the Optichron Acquisition and our pending acquisition by Broadcom were $7.5 million during the nine months ended September 30, 2011 and consisted of $0.9 million of severance expenses, $7.1 million of professional and legal fees.  The charges during the nine months ended September 30, 2010 related to the IDT and RMI acquisitions and consisted primarily of accounting and audit fees.

Other items

The table below sets forth other data for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 (in thousands, except percentage data):

	Nine Months Ended September 30, 2011	Percentage of Revenue	Nine Months Ended September 30, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income (expense):
Gain recognized on investment in Optichron, Inc.	$4,259	1.4%	$-	0.0%	$4,259	n/m
Impairment charge on other investment	(1,276)	-0.4%	-	0.0%	(1,276)	n/m
Interest income	598	0.2%	243	0.1%	355	146.1%
Other income (expense), net	(100)	0.0%	(479)	-0.2%	379	-79.1%
Total other income (expense)	$3,481	1.1%	$(236)	-0.1%	$3,717	-1575.0%

Other Income (Expense). In April 2011, we completed the acquisition of Optichron.  Prior to the acquisition date, we owned warrants to purchase 5,250,000 of Optichron common stock.  Upon acquiring the remaining equity interest in Optichron, we recorded a step-acquisition accounting gain on this pre-existing investment of $4.3 million.  During the nine months ended September 30, 2011, we also recorded an other-than-temporary impairment charge of $1.3 million associated with our investment in a bridge note which converted into a cost-method equity investment in July 2011.

	Nine Months Ended September 30, 2011	Percentage of Pretax Income	Nine Months Ended September 30, 2010	Percentage of Pretax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(2,665)	10.8%	$(790)	1.4%	$(1,875)	237.3%

Benefit from Income Taxes. During the nine months ended September 30, 2011, we recorded an income tax benefit of $2.7 million. The effective tax rate of 10.8% for the nine months ended September 30, 2011 compared with the statutory rate of 35%.    The difference was primarily due to lower rates applicable to income generated in foreign jurisdictions, losses generated in the United States, tax benefits from U.S. federal R&D income tax credits, and deductions attributable to stock-based compensation expense, partially offset by the effect of acquisition-related contingent consideration.

During the nine months ended September 30, 2010, we recorded an income tax benefit of $0.8 million. The effective tax rate for the nine months ended September 30, 2010 was primarily driven by a rate differential for book income generated in foreign jurisdictions and book losses generated in the United States.

Liquidity and Capital Resources: Changes in Financial Condition

Our principal sources of liquidity are our cash, cash equivalents and short-term investments of $242.4 million as of September 30, 2011.   The table below sets forth the key components of cash flow for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$79,751	$61,806
Net cash used in investing activities	$(62,928)	$(140,478)
Net cash provided by financing activities	$8,405	$126,722

Operating Activities

During the nine months ended September 30, 2011, we generated $79.8 million in net operating cash flows, compared with $61.8 million for the nine months ended September 30, 2010.  The increase was attributable to cash generated from changes in assets and liabilities which increased by $32.0 million from the comparable period last year.  Net income after adjustments for non-cash operating items was $71.9 million for the nine months ended September 30, 2011, which was $7.5 million higher than the same period in the prior year.

Changes in assets and liabilities generated $7.9 million of net operating cash flows during the nine months ended September 30, 2011:
•
Days sales outstanding increased from 28 days to 33 days because a larger percentage of our sales occurred in the last month of the current quarter as compared with the comparable quarter in the prior year.

•
Inventory days on hand declined from 96 days to 87 days in general due to an overall reduction in inventory levels despite growth in the digital front-end processor product line following the acquisition of Optichron and subsequent increases in sales, resulting in  cash outflow of $4.3 million.

•	Other items decreased by $4.0 million to net operating cash flow and were consistent with historical levels of variability.

 Investing Activities

Investing activities used $62.9 million in cash during the nine months ended September 30, 2011 and primarily related to $74.7 million paid in connection with the acquisition of Optichron, net of cash acquired, payments of $8.7 million for purchases of property and equipment, and $17.5 million for purchases of other assets, partially reduced by cash generated from the net sale of short-term investments of $38.0 million.  Investing activities used $140.5 million in cash during the nine months ended September 30, 2010 primarily related to net purchases of marketable securities of $133.2 million and property and equipment of $6.0 million.

 Financing Activities

Net cash provided by financing activities was $8.4 million for the nine months ended September 30, 2011, primarily from proceeds of $17.9 million from issuance of common stock under our stock compensation plans and tax benefits from stock-based compensation awards of $0.2 million.  Payments for software licenses and other obligations of $4.9 million, and taxes related to vested stock awards of $4.9 million accounted for net cash used in financing activities.  Net cash provided by financing activities was $126.7 million for the nine months ended September 30, 2010, primarily from proceeds from issuance of common stock pursuant to a follow-on public offering of $117.8 million, net of stock offering costs of $6.1 million, and proceeds of $20.3 million from the issuance of common stock under our stock-based compensation plans.  Payments for software licenses and other obligations of $3.6 million, and taxes related to vested stock awards of $1.6 million accounted for net cash used in financing activities.

Capital Resources

We believe that our existing cash, cash equivalents and short-term investments of $242.4 million as of September 30, 2011 will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our anticipated cash needs in the next twelve months include a potential payment under the earn-out provisions of the Optichron merger agreement to the former holders of Optichron common stock.  A maximum of $109 million might be payable in cash in 2012 and 2013.  As of September 30, 2011, we had recorded a contingent earn-out liability of $74.9 million, of which $71.0 million is estimated to be payable by March 2012 and $3.9 million by March 2013.

Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products, any future business acquisitions that we might undertake, and whether we complete the Merger with Broadcom. We may seek additional funding through public or private equity or debt financing, and have a shelf registration allowing us to sell up to $120 million of our securities from time to time during the next two years.  We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our existing shelf registration statement or one or more automatic shelf registration statements that we could file from time to time without advance public disclosure.  We cannot be certain, however, that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us.

Contractual Obligations

Our principal commitments as of September 30, 2011 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$21,845	$1,899	$7,045	$7,054	$5,847
Software license obligations	8,116	4,722	3,394	-	-
Wafer purchases	18,195	18,195	-	-	-
Total	$48,156	$24,816	$10,439	$7,054	$5,847

In the agreements relating to the Optichron acquisition, we agreed to make earn-out payments upon the attainment of revenue, as described above under “Recent Acquisitions” and in Part I, Item 1, “Notes to Unaudited Condensed Financial Statements ─ Note 8, Fair Value Measurements.”

In addition to the enforceable and legally binding obligations quantified above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions.

Due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at September 30, 2011, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $48.0 million of unrecognized tax benefits have not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements as defined by item 303(a)(4)(ii) of Regulation S-K, other than the indemnities, commitments and guarantees discussed below.

Indemnities, Commitments and Guarantees

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties’ technology based upon our products, obligations to indemnify or pay damages to our customers for breaches of contractual commitments and product liability or excessive product failure claims, obligations to indemnify our lessors under facility lease agreements, and obligations to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. Our obligations under these arrangements may have a material impact on its results of operations, financial condition or cash flows.  The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

Litigation Regarding the Merger

On September 16, 2011, a putative class action lawsuit, New Jersey Carpenters Pension Fund v. Broyles, et al., Case No. 111CV209381, challenging the Merger was filed in California Superior Court, County of Santa Clara (referred to as the “California Action”) against Broadcom, Merger Sub and the members of our board of directors. On September 20, 2011, another putative class action lawsuit, Vincent Anthony Danielo v. NetLogic Microsystems, Inc., et al., CA No. 6881, challenging the Merger was filed in the Court of Chancery of the State of Delaware (referred to as the “Delaware Action”) against NetLogic, Broadcom, Merger Sub and the members of our board of directors. The complaints in both lawsuits allege that our directors violated their fiduciary duties to our stockholders by, among other things, failing to ensure a fair sale process and a fair price in connection with the Merger, and acting to further their personal interests and the interests of Broadcom at the expense of NetLogic’s stockholders. Each lawsuit also alleges that Broadcom and Merger Sub aided and abetted our directors in breaching their fiduciary duties. On October 7, 2011, the plaintiff in the California Action filed an amended complaint adding allegations that the preliminary proxy statement filed on October 5, 2011 contained inadequate and misleading disclosures under Delaware law by failing to provide additional and more detailed disclosures regarding the events leading up to the merger, the analysis and opinion of Qatalyst, and the Company Projections. On October 19, 2011, the plaintiff in the Delaware Action filed his amended complaint adding similar disclosure claims. The plaintiffs in both lawsuits seek to enjoin the consummation of the Merger and seek an award of the costs of the action, including reasonable allowances for attorneys’ and experts’ fees, among other relief. On October 7, 2011, defendants in the California Action filed a motion to stay that action pending the resolution of the Delaware Action. A hearing on that motion is set for December 23, 2011. On October 3, 2011, the Broadcom defendants filed an answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 13, 2011, the NetLogic defendants filed their answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 19, 2011, the NetLogic defendants filed a motion to dismiss the Delaware Action. We believe the allegations in these lawsuits are entirely without merit, and we intend to defend against them vigorously.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2011, our investments consisted primarily of deposits in money market funds, U.S. treasuries and government agency securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Regarding the Merger

On September 16, 2011, a putative class action lawsuit, New Jersey Carpenters Pension Fund v. Broyles, et al., Case No. 111CV209381, challenging the Merger was filed in California Superior Court, County of Santa Clara (referred to as the “California Action”) against Broadcom, Merger Sub and the members of our board of directors. On September 20, 2011, another putative class action lawsuit, Vincent Anthony Danielo v. NetLogic Microsystems, Inc., et al., CA No. 6881, challenging the Merger was filed in the Court of Chancery of the State of Delaware (referred to as the “Delaware Action”) against NetLogic, Broadcom, Merger Sub and the members of our board of directors. The complaints in both lawsuits allege that our directors violated their fiduciary duties to our stockholders by, among other things, failing to ensure a fair sale process and a fair price in connection with the Merger, and acting to further their personal interests and the interests of Broadcom at the expense of NetLogic’s stockholders. Each lawsuit also alleges that Broadcom and Merger Sub aided and abetted our directors in breaching their fiduciary duties. On October 7, 2011, the plaintiff in the California Action filed an amended complaint adding allegations that the preliminary proxy statement filed on October 5, 2011 contained inadequate and misleading disclosures under Delaware law by failing to provide additional and more detailed disclosures regarding the events leading up to the merger, the analysis and opinion of Qatalyst, and the Company Projections. On October 19, 2011, the plaintiff in the Delaware Action filed his amended complaint adding similar disclosure claims. The plaintiffs in both lawsuits seek to enjoin the consummation of the Merger and seek an award of the costs of the action, including reasonable allowances for attorneys’ and experts’ fees, among other relief. On October 7, 2011, defendants in the California Action filed a motion to stay that action pending the resolution of the Delaware Action. A hearing on that motion is set for December 23, 2011. On October 3, 2011, the Broadcom defendants filed an answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 13, 2011, the NetLogic defendants filed their answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 19, 2011, the NetLogic defendants filed a motion to dismiss the Delaware Action. We believe the allegations in these lawsuits are entirely without merit, and we intend to defend against them vigorously.

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

To date, we have been dependent on sales to a limited number of customers, including Cisco, for most of our total revenue. During the nine months ended September 30, 2011, our top five customers accounted for 57% of our total revenue. Also, within those revenues, during the nine months ended September 30, 2011 Cisco and its contract manufacturers accounted for 22% of our total revenue, respectively.  We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other large OEMs.

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

We reported a net loss of $22.0 million during the nine months ended September 30, 2011. At September 30, 2011, we had an accumulated deficit of approximately $211.5 million. To regain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis. We have used a substantial part of our cash flows from operations, and other sources of capital, to make acquisitions, with respect to which we have incurred substantial charges for amortization of intangibles, changes in contingent earn-out liability, inventory fair value adjustments, increased stock-based compensation expenses and acquisition-related expenses.  Due to these items we have reported net losses under U.S. generally accepted accounting principles in 2010 and 2009, as well as the nine months ended September 30, 2011 and significantly lower profits than would otherwise have been the case.  If we continue to make acquisitions and other transactions that generate substantial expenses related to acquired intangible assets, fair value adjustments to acquired inventory and other acquisition-related items, we may not become profitable in the near term even though we otherwise meet our growth and operating objectives.

Risks Relating to the Merger

If the Merger is not completed our stock price may decline, we will have incurred significant costs, we may be liable for termination and other fees and our business may be harmed.

On September 12, 2011, we announced that we had signed a merger agreement with Broadcom and a wholly-owned subsidiary of Broadcom pursuant to which, subject to the satisfaction or waiver of certain conditions, the subsidiary will merge with and into us and we will become a wholly-owned subsidiary of Broadcom.  If the Merger is not completed, we may be subject to a number of substantial risks, including the following:
●	the price of our common stock may decline, including to the extent the current price of our common stock reflects an assumption that the Merger will be completed;
●	we may be required to pay Broadcom a termination fee of $127 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement;
●	our costs and expenses related to the transaction, including legal fees and a portion of the fees of our financial advisor, must be paid even if the Merger is not completed; and
●
a failed transaction may result in negative publicity and a negative impression of us in the investment community and may harm our relationships with customers, suppliers, distributors, licensors and employees.

The Merger may not be completed.

The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including the following:
●	the adoption of the Merger Agreement by our stockholders;
●	the receipt of the affirmative approval or clearance of governmental authorities required under the competition laws of China and Taiwan;
●
no change, event, violation, inaccuracy, circumstance or effect (any such item, an “Effect”), either individually or in the aggregate with other Effects, shall have occurred and be continuing after the date of the Merger Agreement that has had or would reasonably be expected to have a “Material Adverse Effect” as defined in the Merger Agreement;

●
all of our representations and warranties being true and correct (disregarding all materiality or Material Adverse Effect qualifications), in each case as of the date of the Merger Agreement and as of the closing date of the Merger (except that the accuracy of representations and warranties that by their terms address matters only as of a specified time will be determined as of that time) except where the failure of such representations and warranties to be true and correct, individually or in the aggregate, has not had nor would reasonably be expected to have a Material Adverse Effect; provided that the representations and warranties with respect to our capital structure must be true and correct as of the date of the Merger Agreement and as of the closing date of the Merger other than such inaccuracies that would not increase the specified consideration paid by Broadcom in connection with the Merger by more than a de minimis amount;

●	we shall not have materially breached or failed to perform or comply in any material respects with any of our agreements, obligations or covenants under the Merger Agreement;
●
the absence of any temporary restraining order, preliminary or permanent injunction, or other judgment issued by a court of competent jurisdiction or other law or legal requirement that has the effect of making the Merger illegal or otherwise prohibiting or preventing the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and

●
the absence of any pending or threatened suit, action or proceeding asserted by a governmental entity with respect to the transactions contemplated by the Merger Agreement, including actions that prohibit the consummation of the Merger or limit Broadcom’s ownership or operation of us following the consummation of the Merger.

If the Merger Agreement is terminated, the Merger will not be completed.  The Merger Agreement may be terminated under certain circumstances specified in the Merger Agreement, including the following:

●	by mutual written consent authorized by the boards of directors of Broadcom and us;
●	by either Broadcom or us if:

●the Merger is not consummated by April 30, 2012 (which we refer to as the “End Date”), but if on April 30, 2012, the antitrust closing condition is not satisfied but all other conditions to closing are satisfied or, with respect to closing conditions that by their terms are to be satisfied at the Merger closing, are capable of being satisfied, then we or Broadcom may extend the End Date until August 31, 2012; this right to terminate is not, however, available to any party whose action or failure to act has been a principal cause of or resulted in the failure of the Merger to occur and is a breach of the Merger Agreement;

●a governmental entity (including a court) has issued an order, decree or ruling or taken any other action (or failed to take an action) that has become final and non-appealable and has the effect of permanently restraining, enjoining or otherwise prohibiting the consummation of the Merger; or

●our stockholders do not adopt the Merger Agreement at the stockholders meeting (or at any adjournment or postponement thereof);
●	by us prior to obtaining the requisite stockholder approval if:

●Broadcom breaches a representation or warranty in the Merger Agreement, so that the related closing condition cannot be satisfied, or materially breaches a covenant or other agreement contained in the Merger Agreement and such breach or failure to perform cannot be cured by Broadcom or its merger subsidiary prior to the End Date through the exercise of reasonable best efforts or, if capable of being cured, is not cured within 30 days after receipt of written notice from us of the breach so long as Broadcom continues to exercise reasonable best efforts to cure such inaccuracy or breach through such 30-day period; however, we cannot terminate under this provision if we materially breached the Merger Agreement; or

●we determine to enter into a definitive binding acquisition agreement accepting a “Superior Offer” as defined in the Merger Agreement in compliance with our deal protection obligations and concurrently with such termination, we enter into such agreement and pay Broadcom a $127 million termination fee;

●	by Broadcom if

●prior to obtaining the requisite stockholder approval, we breach a representation or warranty so that the related closing conditions cannot be satisfied or materially breach our covenants or other agreements contained in the Merger Agreement, and such breach or failure to perform cannot be cured prior to the End Date through the exercise of reasonable best efforts or, if capable of being cured, is not cured within 30 days after receipt of written notice from Broadcom of the breach so long as we continue to exercise reasonable best efforts to cure such inaccuracy or breach through such 30-day period; however Broadcom cannot terminate under this provision if it or its merger subsidiary materially breached the Merger Agreement;

●an Effect that, individually or in the aggregate, has occurred since the date of the Merger Agreement and is continuing that has, or would reasonably be expected to have, a Material Adverse Effect; provided that if the Effect is capable of remediation through the exercise of our reasonable best efforts prior to the End Date, then Broadcom cannot terminate under this provision prior to 30 days following the occurrence of such effect; or

●prior to obtaining the requisite stockholder approval, if:
●we effect a “Change of Recommendation” as defined in the Merger Agreement;
●we fail to include our board’s recommendation of the Merger Agreement in the proxy statement we file with respect to the Merger;

●our board fails to reaffirm (publicly, if so requested) its recommendation of the Merger Agreement with 10 business days after Broadcom requests in writing affirmation in response to a publicly announced “Acquisition Proposal” as defined in the Merger Agreement;

●we or our subsidiaries enter into an acquisition agreement
●we materially breach our obligations with respect to holding the stockholder meeting or knowingly, intentionally and materially breach our deal protection obligations.

Our business and prospects may have been, and may continue to be, adversely impacted by the announcement and pendency of the Merger.

Although we believe that our business has continued to perform well since the announcement of the Merger, the announcement of the Merger, and the uncertainty regarding our business pending the completion of the Merger, could have a number of negative affects on our business, including the following:
•	the attention of our management may be diverted from day-to-day business operations, possibly leading to a loss of revenues and market position;
•	our current and potential customers may delay or cancel purchasing decisions in response to the Merger, resulting in a decline in our revenues;
•	our business partners, including suppliers, distributors and licensors, may adversely change or terminate their relationships with us in response to the Merger; and
•	our employees may experience uncertainty about their future role with us, harming our ability to attract and retain key management, sales and technical personnel.
In addition, we are subject to restrictions on the conduct of our business prior to the consummation of the Merger that could delay or prevent us from undertaking business opportunities that arise during the term of the Merger Agreement.

The “no solicitation” restrictions and the termination fee provisions in the Merger Agreement may discourage other companies from trying to acquire us.

The Merger Agreement contains restrictions on our ability to solicit or engage in discussions or negotiations with third parties regarding specified transactions involving our company or our subsidiaries.  Under limited circumstances, however, our board of directors may respond to an unsolicited written bona fide takeover proposal or terminate the Merger Agreement and enter into an acquisition agreement with respect to a Superior Offer.  We are generally required to pay Broadcom a termination fee of $127 million if we terminate the Merger Agreement and enter into an acquisition agreement with respect to a Superior Offer.  These provisions could discourage other parties from trying to acquire our company even though the other parties might be willing to offer greater value to our stockholders than Broadcom has offered in the Merger Agreement.

We cannot assure you that the Merger will provide greater value to you than you would have if NetLogic continued as an independent public company.

Upon completion of the Merger, our stockholders would receive $50.00 in cash, without interest and subject to any applicable withholding taxes, for each outstanding share of our common stock owned by them.  We believe, and have been advised by Qatalyst Partners LLP, our financial advisor, that this consideration is fair to our stockholders from a financial point of view. However, we are unable to predict with certainty our future prospects or the market price of our common stock and cannot say definitively whether the price of our common stock ultimately would be higher or lower than $50.00 per share in the absence of the Merger.

The Merger may be delayed or abandoned because of antitrust review by foreign governmental authorities.

The completion of the Merger is subject to receipt of the affirmative approval or clearance of governmental authorities required under the competition laws of the People’s Republic of China and Taiwan.  Governmental authorities could delay the completion of the Merger by requesting extensive information regarding its impact on competition. By alleging that the Merger is anti-competitive, they could seek to prevent the Merger, modify the terms of the Merger or impose restrictive operating, divestiture or other conditions on the combined company.  Any of these outcomes could cause harm to us as well as substantial delay in completing the Merger, if it is completed at all.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOGIC MICROSYSTEMS, INC.

Dated: October 26, 2011	By:	/s/ RONALD JANKOV
Ronald Jankov President and Chief Executive Officer (Principal Executive Officer)

Dated: October 26, 2011	By:	/s/ MICHAEL TATE
Michael Tate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14 certification

31.2	Rule 13a-14 certification

32.1	Section 1350 certification

32.2	Section 1350 certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.