Form 10-K
period 2011-12-31
NETLOGIC MICROSYSTEMS INC
filed 2012-02-15
CIK 1135711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,541,493,929 (based on the last reported sale price of $40.42 on June 30, 2011).

71,555,374 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NETLOGIC MICROSYSTEMS, INC.
FISCAL 2011 FORM 10-K

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

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high-speed integrated circuits that are used to enhance the performance, functionality and energy efficiency of advanced mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks. Our market-leading product portfolio includes high-performance multi-core communications processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet (GE) physical layer (PHY) devices, digital front-end processors, network search engines, and ultra low-power embedded processors. These products are designed into high-performance systems such as switches, routers, wireless base stations, access aggregation, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs).

The products and technologies we have developed and acquired are targeted to enable our customers to develop systems that support the increasing speeds and complexity of Internet Protocol (IP) networks. We believe there is a growing need to include high-performance multi-core processors, knowledge-based processors, digital front-end processors and high speed physical layer devices in equipment as networks transition to all IP packet processing at increasing speeds and complexity.

During 2011, we broadened our product portfolio and strengthened our competitive positioning and research and development capabilities through the acquisition of Optichron, Inc. in April 2011, which added high-performance digital front-end processors for advanced 3G/4G wireless base stations to our product offering.

We continue to focus on strategically investing in our product development across multiple product families, scaling our business operations to support our growth, and successfully integrating the newly acquired Optichron business.  In product development, we introduced new products in each of our primary product families, including new members of our XLP multi-core, multi-threaded communications processor family, our next generation NL10k and NL11k knowledge-based processors, and our new NLP1342 PHY product. We also continued our efforts to transition our product portfolio of multi-core processing, knowledge-based processing and physical layer solutions to the advanced 40 nanometer (nm) process node.  In order to support our growing business operations, we increased  our number of employees worldwide by 113 and improved our processes and systems related to management information and enterprise resource planning systems to keep in pace with our breadth and scale of business while maintaining regulatory compliance.

Pending Acquisition by Broadcom Corporation

On September 11, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Corporation (“Broadcom”), and I&N Acquisition Corp., a wholly owned subsidiary of Broadcom (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into us (the “Merger”), with NetLogic Microsystems as the surviving corporation. As a result of the Merger, we will become a subsidiary of Broadcom.

 Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than (i) shares held by Broadcom, NetLogic Microsystems or any of their respective wholly owned subsidiaries and (ii) shares held by our stockholders who perfect their appraisal rights) will be converted into the right to receive $50.00 in cash, without interest and less any applicable withholding taxes.

The Merger Agreement further provides for, subject to certain limited exceptions, (i) the assumption of all in-the-money options to acquire our common stock outstanding immediately prior to the effective time of the Merger held by our employees, (ii) the cash-out of all in-the-money stock options held by non-employees, (iii) the conversion of all unvested restricted stock units held by our employees into Broadcom restricted stock units and (iv) the cash-out of all unvested restricted stock units held by persons other than our employees.

We have made customary representations, warranties and covenants in the Merger Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction, covenants to provide required information to regulatory agencies and to provide other requested cooperation and assistance in connection with the Merger Agreement and the transactions contemplated by it. Broadcom also has made customary representations, warranties and covenants in the Merger Agreement.

Consummation of the Merger remains subject to the satisfaction of customary closing conditions, other than conditions requiring stockholder approval of the Merger and required regulatory approvals and clearances, all of which have been satisfied as of the date of this report.

Our Markets

Networking Systems. We sell our products primarily to OEMs that supply networking equipment for the Internet infrastructure, which consists of various networking systems that process packets of information to enable communication between the networks. This networking equipment includes routers, switches, application acceleration equipment, network security appliances, network access equipment and networked storage devices that are utilized by networking systems such as:

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

Bandwidth-Hungry Applications. Sales of IP-based networking equipment continue to increase, as the usage of the Internet has continued to grow and evolve to accommodate the continued growth in the amount of digital media content available and provide converged support for the quad-play applications of voice, data, video and mobility over a single unified IP infrastructure. These applications include:

•	Mobile Internet services (delivery of data, voice and video to mobile devices);

•	cloud computing and data center virtualization;

•	IP television, or IPTV;

•	video on demand, or VoD;

•	voice transmission over the Internet, or VoIP;

•	on-line gaming;

•	filtering of malware (e.g., virus, spyware and spam) and intrusion attempts;

•	email communications;

•	e-commerce;

•	music, picture and video file downloading and sharing to mobile devices such as cell phones and portable music/video devices; and

•	Internet browsing and video portal viewing delivered over the IP infrastructure to cell phones and other mobile devices.

Network Awareness and Content Awareness. Due to the increased number of the connected Internet devices, the growth of Internet services and applications, as well as the greater complexity of the Internet-based infrastructure to support quad-play applications, OEM systems must increasingly process complex video, peer-to-peer, audio and data traffic that traverses the network more intelligently, more securely and at faster speeds using knowledge about the overall network.  Such knowledge includes the method and manner in which networking systems are interconnected, as well as traffic patterns and congestion points, connection availability, user-based privileges, priorities and other attributes. These OEM systems also need knowledge about the content carried by the network and the applications that use the network. Using this knowledge of the network to make complex decisions about individual packets of information involves network awareness, while using knowledge of packet content to make complex decisions about individual packets of information involves content awareness, also known as deep-packet inspection. Network awareness and content awareness include the following:

•	preferential transmission of packets based upon assigned priority;

•	restrictions on access based upon security designations;

•	changes to packet forwarding destinations based upon traffic patterns and bandwidth availability, or packet content; and

•	addition or deletion of information about networks, users and applications.

Moreover, network and content awareness in advanced systems requires multiple classes of packet processing, in addition to forwarding packets in the network. These additional classes of processing include access control for network security and prioritization of packets to maintain quality of service (QoS) of internet traffic for transaction billing. Compared with the basic processing task of forwarding, these additional classes of packet processing require a significantly higher degree of processing of IP packets to enable network and content awareness, which we describe as network-aware and content-aware processing.  Thus, networking equipment OEMs increasingly seek third party providers of advanced processing solutions that complement their core competencies to enable network and content awareness within their systems and meet their escalating performance requirements for rapid processing speeds, complex decision-processing capabilities, low power dissipation, small form factor and rapid time-to-market. These trends are driving the need for higher performance and more advanced knowledge-based processors, multi-core processors, digital front-end processors and PHY solutions that enable carriers and enterprises to upgrade their networks in a seamless manner.

Our Strategy

Our objectives are to be the leading provider of network-aware and content-aware knowledge-based processing solutions, high-performance multi-core, multi-threaded communications processors, base station digital front-end processors and high speed PHY layer solutions, to networking OEMs and to expand into new markets and applications. To achieve these goals, we are pursuing the following strategies:

Maintain and Extend our Market and Technology Leadership Positions.  We intend to expand our market and technology leadership positions by continuing to invest in the development of successive generations of our knowledge-based processors, multi-core communications processors, digital front-end processors, 10/40/100 Gigabit PHYs and our other products to meet the increasingly high performance needs of networking OEMs, as well as acquiring such capabilities through strategic partnerships and purchases of other businesses when we encounter favorable opportunities. We intend to leverage our engineering capabilities and continue to invest significant resources in recruiting and developing additional expertise in the areas of high performance circuit design, high-performance processor design, digital signal processing, custom circuit layout, high performance Input/Output interfaces, and applications engineering.  By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our products.

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

Leverage Technologies to Create New Products and Pursue New Market Opportunities. We intend to leverage our core design expertise to develop our products for a broader range of applications to further expand our market opportunities. We plan to address new market segments that are increasingly adopting intelligent and secure network processing, such as corporate storage networks that use IP-based networking protocols. By utilizing our proprietary design methodologies, we intend to continue to target the most demanding, advanced applications for our products.

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

Expand International Presence. We sell our products on a worldwide basis and utilize a network of direct sales, independent sales representatives and distributors in North America, Europe and Asia. We intend to continue to expand our sales and technical support organization to broaden our global customer reach. We believe that Asia, in particular China, and Europe, where we have already established customer relationships, provide the potential for significant additional long-term growth for our products. Given the continued globalization of OEM supply chains, particularly with respect to design and manufacturing, we believe that having a global presence will become increasingly important for securing new customers and design wins and to support OEMs in bringing their products to markets.

Our Products

Our products include high-performance knowledge-based processors, multi-core communications processors, NETLite™ processors, network search engines, digital front-end processors, 10/40/100 GE PHY products, and ultra low-power Alchemy® processors.

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

Layer 3-4 Knowledge-based Processors. Layers 3 and 4 refer to the data and transport layers, respectively, of the Open Systems Interconnection (OSI) reference model. For networking infrastructure that supports Layer 3-4 routing, decisions on how to handle IP packets are made using the data that is contained in the packet header. The packet header information consists of key data regarding the packet, including the IP address of the system that generated the packet, referred to as the source IP address, and the IP address of the device to which the packet is to be transmitted, referred to as the destination IP address. Our proprietary knowledge-based processors operate in conjunction with an OEM-developed custom application-specific integrated circuits (ASIC), programmable logic devices, and one or more network processing units (NPUs), and advanced interface technology to enable networking OEMs to meet their system performance requirements for Layer 3-4 processing. We also provide unique customized versions of our proprietary interface knowledge-based processors that work with proprietary custom integrated circuits and application software developed by or in collaboration directly with our customers. We offer knowledge-based processors with a range of knowledge database sizes, and all of our knowledge-based processors are designed to be connected in groups to increase the knowledge database available for processing.

In 2011, we continued to collaborate with one of our long-time foundry partners Taiwan Semiconductor Manufacturing Company (TSMC) to migrate additional members of our knowledge-based processor, multi-core processor and 10/40/100 GE PHY families to the 40 nm process node, as well as our tape-out in the next-generation 28 nm process node. As part of this migration, we announced the new NL82048 processor which doubles the IPv6 processing capabilities for next-generation switches and routers, and complements the NL10k and NL11k knowledge-based processors which are also in the 40nm process node. The NL11k family integrates our serializer-deserializer (SerDes) technology from our PHY products to provide a serial interface that delivers 225 Gigabits per second (Gbps) of chip-to-chip interconnect bandwidth. This high performance input/output (I/O) bandwidth is particularly useful in processing IPv6.

NETL7™ Layer 7 Knowledge-based Processors. Our NETL7™ knowledge-based processors are designed to accelerate Layer 7 content processing and signature recognition tasks for enterprise and carrier-class networks. Layer 7 of the OSI reference model, known as the application layer, facilitates communication between software applications and lower-layer network services. For networking infrastructure that supports Layer 7 routing, decisions on how to handle IP packets are made using the information that is contained in the packet payload or packet content. The packet content contains the actual data being transmitted between applications using the network.

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

Multi-Core Communications Processors
We offer a range of high performance, highly integrated, feature-rich XLP®, XLR® and XLS® multi-core, multi-threaded communications processor solutions that provide high throughput, power efficiency, application and content awareness and security for the evolving global IP network. Each core in the multi-core processors operates as an independent central processing unit. These processors serve infrastructure equipment, enterprise systems and network storage markets within the global IP network with a wide range of features and performance configurations. Our multi-core, multi-threaded communications processors can replace a number of single-function semiconductors through a highly integrated processing solution that provides customers with greater ease of design and faster time-to-market for their products.

Our multi-core processors offer up to four-way multi-threading cores that allow each thread to act as a virtual central processing unit, or NXCPU™ , thereby making each processor core capable of much higher throughput than a non-threaded core. The proprietary processor architecture also implements a high-speed Memory Distributed Interconnect®  network, consisting of a Fast Messaging Network®  and point-to-point interconnects, enabling high-speed communication between cores, accelerators and network interfaces and more efficient memory access. The processors also include Autonomous Acceleration Engines ®  that enable them to offload computationally intensive software code from the processing cores to an on-chip hardware component for faster and more power-efficient execution. As a result, our processors can perform multiple complex and specialized tasks such as network traffic prioritization and application and content inspection without utilizing processor core resources. In addition, all of our processors incorporate security processing engines or algorithms for secure connectivity and communications.

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

XLP® Processor Family.  In 2011, we introduced additional members of our flagship XLP multi-core, multi-threaded communications processor family.  Designed on TSMC’s 40 nm process node, the XLP processor family offers scalability to 128 NXCPUs, each operating at up to 2.0 Giga Hertz (GHz) and over 160 programmable processing engines to deliver 160Gbps throughput and 240 million packets-per-second (Mpps) of intelligent application performance over the high-speed Inter-chip Coherency Interface™ (ICI) that offers cache and memory coherency to enable software applications to seamlessly run in Symmetric Multi Processing (SMP) or Asymmetric Multi-Processing (AMP) modes.

The XLP864 processor features 64 NXCPUs to deliver 80Gbps throughput and 120 million packets-per-second (Mpps) of intelligent application performance for next-generation 3G/4G mobile wireless infrastructure, metro Ethernet, security, storage, enterprise, edge and core infrastructure network applications. The XLP316 processor features a quad-core, 16-issue, 16-threaded, superscalar processor architecture with out-of-order execution and large L3 cache to address the communications control plane market. The XLP316L multi-core processor is highly optimized for 4G/LTE base stations and integrates specific hardware acceleration engines and interfaces for next-generation base station applications. The XLP316S processor combines our XLP multi-core processors with our NETL7 Layer 7 knowledge-based processing technology for advanced deep packet inspection applications in next-generation security appliances. The XLP316T processor integrates RAID 5/RAID 6 and storage de-duplication hardware acceleration, as well as high-speed Serial ATA (SATA) interfaces to address the rapidly growing storage-area networking (SAN) and network-attached storage (NAS) markets in data center, enterprise and small-to-midsize business (SMB) networks.

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

Digital Front-End Processors
Through our acquisition of Optichron in April 2011, we offer high-performance digital front-end (DFE) processors that enhance the linearization and signal-to-noise ratio performance of advanced wireless base stations. Our DFE processors support multiple signals and multiple protocols in a significantly wider bandwidth spectrum, coupled with the unique ability to span over non-contiguous bands. This is enabling service providers to upgrade the performance and functionality of existing base stations without the time and costs associated with deploying new base stations or antennas. In addition, our DFE processors offer intelligent self-adaptive technology that calibrates in real-time to real-world environments and variations, thereby accelerating and enhancing the manageability of LTE developments for Tier One original equipment manufacturers (OEMs).

The OP6100 family of digital front-end (DFE) processors delivers 65MHz of occupied bandwidth, 145MHz of total bandwidth and 325MHz of pre-distortion bandwidth for next-generation 3G and 4G/LTE base stations, remote radio heads (RRUs) and distributed antenna systems (DAS).

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

Customers

The markets for networking, communications infrastructure, security and storage systems utilizing our products and services are mainly served by large OEMs, such as Alcatel-Lucent, Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell Inc., Ericsson, Hewlett Packard Corporation, Huawei Technologies Co., Ltd., Juniper Networks, Inc., Tellabs, Inc., and ZTE Corporation.

We work with these and other OEMs to understand their requirements, and provide them with solutions that they then qualify and, in some cases, specify for use within their systems. While we sell directly to some OEMs, we also provide our products and services indirectly to other OEMs through their contract manufacturers, who in turn assemble our products into systems for delivery to our OEM customers. Sales to contract manufacturers accounted for 41%, 44%, and 43% of total revenue in 2011, 2010, and 2009, respectively. Sales of our products are generally made under short-term, cancelable purchase orders. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers' systems and their supply chain decisions.

We also provide our products and services indirectly to our OEM customers or their contract manufacturers through our international stocking sales representatives. Our stocking sales representatives are independent entities that assist us in identifying and servicing foreign networking OEMs and generally purchase our products directly from us for resale to OEMs or contract manufacturers located outside the U.S. In general, these international stocking sales representatives generally exclusively service a particular foreign region or customer base, and purchase our products pursuant to cancelable and re-schedulable purchase orders containing our standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. To date, our international stocking sales representatives have returned a small number of defective products to us. Our international stocking sales representatives may also act as a sales representative and receive commissions on sales of our products. Sales through our international stocking sales representatives accounted for 8%, 6%, and 6% of total revenue in 2011, 2010, and 2009,  respectively. While we have purchase agreements with our international stocking sales representatives, they do not have long-term contracts with any of our OEM customers that use our products and services.

We also use distributors to provide valuable assistance to end-users in delivery of our products and related services. Our distributors are primarily used to support our international sales logistic principally in Asia.  In accordance with standard market practice, our distributor agreements generally limit the distributor's ability to return product up to a portion of its purchases in the preceding quarter and limit price protection for inventory on-hand if it subsequently lowers prices on our products. We recognize sales through distributors at the time of shipment to end customers as reported by our distributors. Sales through our distributors accounted for 4%, 5% and 2% of total revenue in 2011, 2010 and 2009, respectively.

For 2011, 2010, and 2009, our top five customers in terms of revenue accounted for approximately 57%, 58%, and 68%, respectively, of total product revenue. Although we believe our revenues will continue to be concentrated among our largest customers, we expect that continued favorable market trends, such as the increasing number of 10 Gigabit ports resulting as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, we believe that our expanding product portfolio will also help us to further diversify our customer and product revenues further, as well as expand our offerings to our existing customers.

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

Sales, Marketing and Distribution

Our sales and marketing strategy is to achieve design wins with leaders and emerging participants in the networking, communications infrastructure, data center, storage, and security systems market and to maintain these design wins primarily by offering leading-edge products and superior customer service. We focus our marketing and sales efforts at a high organizational level of our potential customers to access key decision makers. In addition, as many targeted OEMs design custom integrated circuits to interface to our products, we believe that applications support at the early stages of design is critical to reducing time-to-market and minimizing costly redesigns for our customers.

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

We operate in one business segment and primarily sell our products directly to customers in the United States, Asia and Europe. Sales for the geographic regions reported below are based upon the location to which we ship.  The following is a summary of the geographic information related to revenues for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Revenue:
United States	20%	18%	25%
China	48%	38%	27%
Malaysia	13%	26%	31%
Other	19%	18%	17%
Total	100%	100%	100%

Research and Development

We devote substantial resources to the development of new products, improvement of existing products and support of the emerging requirements of our targeted customers. We have assembled a team of product designers possessing extensive experience in system architecture, analog and digital circuit design, hardware reference board design, software architecture and driver design and advanced fabrication process technologies. Our engineering design teams are located in Santa Clara, California, Austin, Texas, Beijing, China and Bangalore and Mumbai, India. As of December 31, 2011, we had approximately 485 employees engaged in research and development worldwide. Our research and development expenses were $153.5 million, $127.7 million, and $73.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

We believe that we compete favorably on each of the bases identified above. However, some of our competitors have greater financial resources and a longer track record as a semiconductor supplier than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. Within our Layer 2-4 knowledge-based processor, NETLite and network search engine markets, we primarily compete with Renesas Technology, Corp. In the Layer 7 knowledge-based processor market, we primarily compete with certain divisions of LSI Corporation and Cavium Networks, Inc. In the 10-Gigabit Ethernet physical layer market, we primarily compete with certain divisions of Applied Micro Circuits Corporation, Broadcom Corporation, Marvell Technology Group Ltd., Cortina Systems, Inc. and Vitesse Semiconductor Corporation. In the multi-core communications processor market, we primarily compete with Applied Micro Circuits Corporation, Advanced Micro Devices, Inc., Cavium Networks, Inc., Freescale Semiconductor, Inc., Intel Corporation, LSI Corporation, Marvell Technology Group Ltd., and PMC-Sierra, Inc. In the digital front-end processing market, we primarily compete with Altera Corporation, Texas Instruments Inc. and Xilinx Inc. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, including large integrated device manufacturers, and innovative start-up semiconductor design companies.

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

As of January 31, 2012, we held 610 issued patents comprising 571 issued U.S. patents and 39 issued foreign patents and international registrations with expiration dates ranging from 2014 to 2030. We also have numerous patent applications pending in the U.S. and abroad. We may not receive any additional patents as a result of these applications or future applications. Nonetheless, we continue to pursue the filing of additional patent applications. Any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us.

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

Employees

As of December 31, 2011, we had 758 employees worldwide, including 485 in research and development, 82 in operations, 140 in sales and marketing and 51 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

Our products are used primarily in networking systems, including routers, switches, network access equipment and networked storage devices. We believe our future business and financial success depends on continued market acceptance and increasing sales of our products. In order to meet our growth and strategic objectives, networking and communications infrastructure OEMs must continue to incorporate, and increase the incorporation of, our products into their systems as their preferred means of enabling network-aware processing of IP packets, and the demand for their systems must grow as well. We cannot provide assurance that sales of products will increase substantially in the future or that the demand for our customers' systems will increase as well. Our future revenues from these products may not increase in accordance with our growth and strategic objectives if the OEM customers modify their current product designs or select products sold by our competitors instead. Thus, the future success of this part of our business depends in large part on factors outside our control, and sales of our products may not meet our revenue growth and strategic objectives. Additionally, due to the high concentration of our sales with a small number of OEMs, we cannot guarantee that the demand for the systems offered by these customers will increase or that our sales will increase outside this core customer base, and, accordingly, prior quarterly or annual results may not be an indication of our future revenue growth or financial results.

Because we rely on a small number of customers for a significant portion of our total revenue, the loss of, or a significant reduction in, orders for our products from these customers would negatively affect our total revenue and business.

To date, we have been dependent on sales to a limited number of customers, including Cisco, for most of our total revenue. During the years ended December 31, 2011, 2010, and 2009, our top five customers accounted for 57%, 58%, and 68% of our total revenue, respectively. Also, within those revenues, during the years ended December 31, 2011, 2010, and 2009, Cisco and its contract manufacturers accounted for 23%, 27%, and 35% of our total revenue, respectively.  We expect that our future financial performance will continue to depend in large part upon our relationship with Cisco and several other large OEMs.

We cannot assure you that existing or potential customers will not develop their own solutions, purchase competitive products or acquire companies that use alternative methods in their systems. We do not have long-term purchase commitments from any of our OEM customers or their contract manufacturers. Although we entered into master purchase agreements with certain significant customers including Cisco, these agreements do not include any long-term purchase commitments. Generally, our customers place short-term purchase orders with us.  Furthermore, such orders are often cancelable prior to shipment. The loss of orders for our products from major customers would have a significant negative impact on our business.

We face additional risks to our business success and financial condition because of our dependence on a small number of customers for sales of our products.

Our dependence on a small number of customers for most of our revenue in the foreseeable future creates additional risks for our business, including the following:

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

While we have generated significant cash flows from operations, we reported net losses in 2011, 2010 and 2009 and had a history of net losses prior to 2005. We may incur significant net losses in the future and may not be able to achieve or sustain profitability.

We reported a net loss of $56.7 million, $66.4 million and $47.2 million during 2011, 2010 and 2009, respectively.  At December 31, 2011, we had an accumulated deficit of approximately $246.2 million. To regain profitability, we will have to continue to generate greater total revenue and control costs and expenses. We cannot assure you that we will be able to generate greater total revenue, or limit our costs and expenses, sufficiently to sustain profitability on a quarterly or annual basis. We have used a substantial part of our cash flows from operations, and other sources of capital, to make acquisitions, with respect to which we have incurred substantial charges for amortization of intangibles, changes in contingent earn-out liability, fair value inventory adjustments, increased stock-based compensation expenses and acquisition-related expenses. Due to these items we have reported net losses under U.S. generally accepted accounting principles in 2011, 2010 and 2009 and significantly lower profit than would otherwise have been the case.  If we continue to make acquisitions and other transactions that generate substantial expenses related to acquired intangible assets, fair value adjustments to acquired inventory and other acquisition-related items, we may not become profitable in the near term even though we otherwise meet our growth and operating objectives.

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

Many of our OEM customers, including Cisco, use third party contract manufacturers to manufacture their systems. These contract manufacturers represented 41%, 44%, and 43% of our total revenue for 2011, 2010, and 2009, respectively. Contract manufacturers purchase our products directly from us on behalf of OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a substantial portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers, which work with our OEM customers, experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if a contract manufacturer becomes subject to bankruptcy proceedings, neither we nor our OEM customer may be able to obtain any of our products held by the contract manufacturer. In addition, we may not be able to recover any payments owed to us by the contract manufacturer for products already delivered to the contract manufacturer when the bankruptcy proceeding is initiated. If we are unable to deliver our products to our OEM customers in a timely manner, our business would be adversely affected.

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

We conduct a significant amount of our business with companies that operate primarily outside of the United States, and intend to increase sales to companies operating outside of the United States. For example, our customers based outside the United States accounted for 80%, 82%, and 75% of our total revenue during 2011, 2010, and 2009, respectively. Not only are many of our customers located abroad, but our wafer foundries are predominantly located in Taiwan, and we outsource the assembly and testing of our products to companies based principally in Taiwan. We face a variety of challenges in doing business internationally, including:

•	foreign currency exchange fluctuations;

•	compliance with local laws and regulations that we may not be familiar with;

•	unanticipated changes in local regulations;

•	potentially adverse tax consequences, such as withholding taxes;

•	timing and availability of export and import licenses;

•	political and economic instability;

•	reduced or limited protection of our intellectual property;

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

We cannot provide assurances, however, that future acquisitions that we might make will achieve our business objectives or increase our value or the price of our common stock.

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

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had approximately $166.8 million of goodwill, $193.0 million of intangible assets and other long-lived assets on our balance sheet as of December 31, 2011. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of long-lived assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet the expectations we established at the time of the acquisition, or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our results of operations. In addition, from time to time, we have made investments in other companies which are privately held. If such companies are unable to execute their business plans and succeed in their respective markets, we may not benefit from the investments, and may incur a loss on them. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

We may be required to record increases in our income tax provision which could negatively affect our results of operations and financial position.

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

Because we incorporate encryption technology into our communication processors, some of these products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, many countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to introduce products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or an inability to export or sell our products to, existing or prospective customers with international operations and harm our business.

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

On September 12, 2011, we announced that we had signed a merger agreement with Broadcom and a wholly-owned subsidiary of Broadcom pursuant to which, subject to the satisfaction or waiver of certain conditions, the subsidiary will merge with and into us and we will become a wholly-owned subsidiary of Broadcom.  If the Merger is not completed, we may be subject to a number of substantial risks, including the following:

•	the price of our common stock may decline, including to the extent the current price of our common stock reflects an assumption that the Merger will be completed;

•	we may be required to pay Broadcom a termination fee of $127 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement;

•	our costs and expenses related to the transaction, including legal fees and a portion of the fees of our financial advisor, must be paid even if the Merger is not completed; and

•
a failed transaction may result in negative publicity and a negative impression of us in the investment community and may harm our relationships with customers, suppliers, distributors, licensors and employees.

The Merger may not be completed.

The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including the following:

•	the receipt of the affirmative approval or clearance of governmental authorities required under the competition laws of China;

•
no change, event, violation, inaccuracy, circumstance or effect (any such item, an “Effect”), either individually or in the aggregate with other Effects, shall have occurred and be continuing after the date of the Merger Agreement that has had or would reasonably be expected to have a “Material Adverse Effect” as defined in the Merger Agreement;

•
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

•	we shall not have materially breached or failed to perform or comply in any material respects with any of our agreements, obligations or covenants under the Merger Agreement;

•
the absence of any temporary restraining order, preliminary or permanent injunction, or other judgment issued by a court of competent jurisdiction or other law or legal requirement that has the effect of making the Merger illegal or otherwise prohibiting or preventing the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and

•
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

If the Merger Agreement is terminated, the Merger will not be completed.  The Merger Agreement may be terminated under certain circumstances specified in the Merger Agreement, including the following:

•	by mutual written consent authorized by the boards of directors of Broadcom and us;

•	by either Broadcom or us if:

•
the Merger is not consummated by April 30, 2012 (which we refer to as the “End Date”), but if on April 30, 2012, the antitrust closing condition is not satisfied but all other conditions to closing are satisfied or, with respect to closing conditions that by their terms are to be satisfied at the Merger closing, are capable of being satisfied, then we or Broadcom may extend the End Date until August 31, 2012; this right to terminate is not, however, available to any party whose action or failure to act has been a principal cause of or resulted in the failure of the Merger to occur and is a breach of the Merger Agreement; or

•
a governmental entity (including a court) has issued an order, decree or ruling or taken any other action (or failed to take an action) that has become final and non-appealable and has the effect of permanently restraining, enjoining or otherwise prohibiting the consummation of the Merger;

•	by Broadcom if

•
an Effect that, individually or in the aggregate, has occurred since the date of the Merger Agreement and is continuing that has, or would reasonably be expected to have, a Material Adverse Effect; provided that if the Effect is capable of remediation through the exercise of our reasonable best efforts prior to the End Date, then Broadcom cannot terminate under this provision prior to 30 days following the occurrence of such effect; or

Our business and prospects may have been, and may continue to be, adversely impacted by the announcement and pendency of the Merger.

Although we believe that our business has continued to perform well since the announcement of the Merger, the announcement of the Merger, and the uncertainty regarding our business pending the completion of the Merger, could have a number of negative effects on our business, including the following:

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

The following table sets forth the location, and approximate square footage of each of the principal properties used by us as of December 31, 2011. All properties are contracted under operating leases which expire at various times through 2018.

Location	Approximate Square Footage
Santa Clara, California, USA	133,897
Austin, Texas, USA	14,610
Bangalore, India	27,160

In addition, we lease office spaces located at Beijing, Shanghai, Nanjing, and Shenzhen in China, Toulouse in France, Mumbai in India, Tokyo in Japan, Seoul in Korea, and Taipei and Hsinchu in Taiwan. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS.

On September 16, 2011, a putative class action lawsuit, New Jersey Carpenters Pension Fund v. Broyles, et al., Case No. 111CV209381, challenging the Merger was filed in California Superior Court, County of Santa Clara (referred to as the “California Action”) against Broadcom, Merger Sub and the members of our board of directors. On September 20, 2011, another putative class action lawsuit, Vincent Anthony Danielo v. NetLogic Microsystems, Inc., et al., CA No. 6881, challenging the Merger was filed in the Court of Chancery of the State of Delaware (referred to as the “Delaware Action”) against NetLogic, Broadcom, Merger Sub and the members of our board of directors. The complaints in both lawsuits allege that our directors violated their fiduciary duties to our stockholders by, among other things, failing to ensure a fair sale process and a fair price in connection with the Merger, and acting to further their personal interests and the interests of Broadcom at the expense of NetLogic’s stockholders. Each lawsuit also alleges that Broadcom and Merger Sub aided and abetted our directors in breaching their fiduciary duties. On October 7, 2011, the plaintiff in the California Action filed an amended complaint adding allegations that the preliminary proxy statement filed on October 5, 2011 contained inadequate and misleading disclosures under Delaware law by failing to provide additional and more detailed disclosures regarding the events leading up to the merger, the analysis and opinion of Qatalyst, and the Company Projections. On October 19, 2011, the plaintiff in the Delaware Action filed his amended complaint adding similar disclosure claims. The plaintiffs in both lawsuits seek to enjoin the consummation of the Merger and seek an award of the costs of the action, including reasonable allowances for attorneys’ and experts’ fees, among other relief. On October 7, 2011, defendants in the California Action filed a motion to stay that action pending the resolution of the Delaware Action. On October 3, 2011, the Broadcom defendants filed an answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 13, 2011, the NetLogic defendants filed their answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 19, 2011, the NetLogic defendants filed a motion to dismiss the Delaware Action. On November 11, 2011 the parties to the Delaware and California Actions (the “Actions”) reached an agreement-in-principle memorialized in a Memorandum of Understanding (“MOU”) that provides for a settlement of the Actions.  The MOU provided that NetLogic would make certain supplemental disclosures regarding the Merger.  Those disclosures and the terms of the proposed settlement were set forth in a Form 8-K filed by NetLogic on November 11, 2011 with the SEC.  All further proceedings in the Actions (other than those that relate to the settlement) have been stayed.  The settlement is contingent upon, among other things, the certification of a settlement class, notice to the class, a hearing on the settlement, fairness of the settlement, approval of the settlement by the Court in the California Action, and the closing of the Merger.

We are not involved in any other legal proceedings that management believes will have a material adverse effect our business, results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock
Our common stock is traded on the Global Select Market of the NASDAQ Stock Market under the symbol "NETL". The following table sets forth, for the periods indicated, the intra-day high and low per share sale prices of our common stock, as reported on the Global Select Market.*

	Price Range Per Share
	High	Low
Fiscal 2011
Fourth quarter	$49.60	$47.94
Third quarter	$48.50	$25.83
Second quarter	$43.71	$33.09
First quarter	$43.59	$30.55

Fiscal 2010
Fourth quarter	$34.35	$25.12
Third quarter	$34.50	$22.94
Second quarter	$35.00	$25.29
First quarter	$31.49	$20.40

* Share price data have been retroactively adjusted as appropriate to reflect the two-for-one stock dividend we paid on March 19, 2010.

Holders
As of January 31, 2012, there were approximately 93 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy
We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  The terms and conditions of the agreement with Broadcom Corporation also preclude us from declaring or paying any dividends.  We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

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

Performance Graph
The following graph shows the five-year cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2006 in each of the Company's common stock, the S&P 500 Index and the Philadelphia Semiconductor Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company's common stock.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN
Among NetLogic Microsystems, Inc., the S&P 500 Index
and the Philadelphia Semiconductor Index

	Cumulative Total Returns
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
NetLogic Micrsosystems, Inc.	$100.00	$148.39	$101.47	$213.18	$289.49	$456.87
S&P 500 Index	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
Philadelphia Semiconductor Index	$100.00	$87.37	$45.43	$77.06	$88.18	$78.03

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes included in Item 8 of this report, which discusses factors affecting the comparability of such financial data.

The selected balance sheet data as of December 31, 2011 and 2010 and selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 are derived from our audited financial statements included elsewhere in this report. The selected balance sheet data as of December 31, 2009, 2008 and 2007 and the selected statements of operations data for the years ended December 31, 2008 and 2007 were derived from financial statements not included in this report. Our historical results are not necessarily indicative of our future results. All share and per share amounts presented below have been retroactively adjusted to reflect the 2-for-1 stock split of our common stock that was paid on March 19, 2010 to stockholders of record as of March 5, 2010.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$405,413	$381,745	$174,689	$139,927	$109,033
Cost of revenue	156,488	173,427	99,251	61,616	44,732
Gross profit	248,925	208,318	75,438	78,311	64,301
Operating expenses:
Research and development	153,459	127,697	73,631	51,607	45,175
In-process research and development	-	-	-	-	1,610
Selling, general and administrative	90,799	78,879	43,931	26,567	19,672
Change in contingent earn-out liability	14,459	71,725	2,008	-	-
Acquisition-related costs	10,743	735	5,412	-	-
Total operating expenses	269,460	279,036	124,982	78,174	66,457
Income (loss) from operations	(20,535)	(70,718)	(49,544)	137	(2,156)
Other income (expense):
Gain recognized on investment in Optichron, Inc.	4,259	-	-	-	-
Impairment charge on other investments	(1,276)	-	-	-	-
Interest income	539	409	992	1,595	4,431
Interest expenes	(171)	(480)	(1,666)	(33)	-
Other income (expense), net	172	(54)	(4)	(59)	32
Total interest and other income (expense), net	3,523	(125)	(678)	1,503	4,463
Income (loss) before income taxes	(17,012)	(70,843)	(50,222)	1,640	2,307
Provision for (benefit from) income taxes	39,690	(4,472)	(3,060)	(1,937)	(288)
Net income (loss)	$(56,702)	$(66,371)	$(47,162)	$3,577	$2,595
Net income (loss) per share - basic	$(0.82)	$(1.10)	$(1.02)	$0.08	$0.06
Net income (loss) per share - diluted	$(0.82)	$(1.10)	$(1.02)	$0.08	$0.06
Shares used in calculation - basic	69,190	60,426	46,182	42,944	41,494
Shares used in calculation - diluted	69,190	60,426	46,182	44,628	43,876

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$258,868	$256,167	$44,278	$96,541	$50,689
Working capital	254,839	278,311	67,008	87,853	63,956
Total assets	775,090	712,589	531,872	245,771	203,151
Contingent earn-out liability	57,934	-	11,687	-	-
Software licenses	8,259	6,547	5,446	1,219	2,528
Stockholders' equity	639,702	618,913	425,955	200,267	171,888

The selected consolidated financial data presents financial information in the relevant periods for the acquisitions of Optichron, Inc. in April 2011, of the IDT NSE business in July 2009, of RMI Corporation in late October 2009, of the TCAM2 and TCAM-CR network search engine products and certain related assets from Cypress Semiconductor Corporation in August 2007, and of Aeluros, Inc. in late October 2007. See Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of recent acquisitions. The comparability of the data in the table above is also affected by our adoption of various new accounting guidance in the periods presented, specifically, those related to business combinations in 2009 and income taxes in 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits used to enhance the performance, functionality and energy efficiency of advanced mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our market-leading product portfolio includes high-performance multi-core communications processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, digital front-end processors, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, access aggregation, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (OEMs).

The products and technologies we have developed and acquired are targeted to enable our customers to develop systems that support the increasing speeds and complexity of Internet Protocol (IP) networks. We believe there is a growing need to include high-performance multi-core processors, knowledge-based processors, high speed physical layer devices, and digital front-end processors in a larger number of communication equipment systems as networks transition to processing traffic at increasing speeds and complexity.

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

Recent Acquisitions

On April 5, 2011, we completed the acquisition of Optichron, Inc. (“Optichron”), a provider of 3G/4G LTE base station digital front-end processors for approximately $77.2 million cash consideration at closing, plus potential additional cash earn-out consideration of up to approximately $109 million payable by March 31, 2013, and approximately $12 million that would be paid in shares of our common stock.  As of December 31, 2011, we have accrued a contingent earn-out liability of $57.9 million and expect to pay $51.7 million in March 2012.  The second earn-out installment is payable in March 2013.

On October 30, 2009, we completed our acquisition of RMI Corporation, a provider of high-performance and low-power communication, multi-threaded processors and delivered merger consideration of approximately 9.9 million shares of our common stock (valued at $188.5 million) and $12.6 million cash to the paying agent for distribution to the former holders of RMI capital stock. Additionally, in December 2010 we issued approximately 2.4 million shares of our common stock and paid $11.5 million cash to the former holders of RMI capital stock as earn-out consideration based upon achievement of 95.3% of revenue targets for the 12-month period from November 1, 2009 through October 31, 2010.

On July 17, 2009, we completed the IDT NSE acquisition. The acquisition was accounted for as a business combination during the third quarter of 2009. As purchase consideration we paid $98.2 million in cash, net of a price adjustment based on a determination of the actual amount of inventory received.

On October 24, 2007, we completed the acquisition of Aeluros, Inc. which was accounted for as a business combination under accounting standards in effect during the fourth quarter of 2007. We paid $57.1 million in cash upon the closing of the transaction. Under the terms of the definitive agreement, we paid additional $15.5 million cash in February 2009 based on the attainment of revenue performance milestones for the acquired business during the one year period following the close of the transaction.

Our results of operations for the year ended December 31, 2009 did not include revenues and costs associated with the RMI and IDT NSE acquisitions prior to their respective acquisition dates of October 30, 2009 and July 17, 2009 whereas the results of operations in 2010 reflect revenues and costs attributable to the combined company and consequently are substantially higher than the results in 2009.

Outlook and Challenges

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

Our product revenue is concentrated among a small number of large customers.  For the year ended December 31, 2011, our top five customers in terms of revenue accounted for approximately 57% of total product revenue. Although we believe our revenues will continue to be concentrated among our largest customers, because of concentration in the networking equipment business, we expect that continued favorable market trends, such as the increasing number of 10 Gigabit ports as enterprises and datacenters upgrade their legacy networks to better accommodate the proliferation of video and virtualization applications, and the growing mobile wireless infrastructure and IPTV markets, will enable us to broaden our customer base. Additionally, our expanding product portfolio will also help us further diversify our customer and product revenues as well as expand our offerings to our existing customers.

For 2011, 31% of our product revenue was realized through inventory, or “hubbing”, arrangements with certain customers, including our largest customer, Cisco and its supplier, Wintec Industries.  In the future, we may have more of our larger customers adopting these hubbing arrangements. Pursuant to these arrangements, we deliver products to a customer, an intermediary or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer, intermediary or third-party warehouse reports it has removed, or pulled, our product from the warehouse to be incorporated into the customers’ end products.    Historically, we have had reasonable visibility of our customers’ requirements within a quarter, and typically commit resources and incur expense based on our projections.  However, if a customer that uses a hubbing arrangement does not take delivery of products in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts, and our results of operations could be materially and adversely affected. In addition, although we own the inventory physically located at these hubs, our ability to effectively manage inventory levels may be restricted, causing our total inventory levels to increase. This, in turn, could increase our expenses associated with excess and obsolete product and negatively impact our cash flows.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make fair and reasonable estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. If actual results differ significantly from management's estimates, our financial statements could be materially impacted. Our estimates are guided by observing the following critical accounting policies.

Revenue Recognition. We derive our revenue primarily from sales of semiconductor products. We recognize revenue when all of the following criteria have been met: (i) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred, (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and (iv) collection is reasonably assured. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer.

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

We generally recognize revenue at the time of shipment to OEM customers and their contract manufacturers and our international sales representatives.  Product revenue and costs relating to sales made through distributors with rights of return and price credits are deferred until the distributors sell the product to end customers whereupon our selling price becomes fixed or determinable and we are able to reasonably estimate future returns. Therefore, revenue recognition depends on notification from the distributor that product has been sold to an end customers. Additionally, on each reporting date we record a reduction in accounts receivable and deferred revenue based on our estimate of the margin to be ultimately recognized upon sale of the product to end customers.

We deliver and maintain inventory, or “hubbing” arrangements with certain customers, including our largest customer, Cisco and its supplier, Wintec Industries, as described above.  We generally recognize revenue when the customer, intermediary or third-party warehouse reports it has removed, or pulled, our product from the warehouse to be incorporated into the customers’ end products.

We have also entered into licensing agreements with some of our customers.  For these license arrangements we recognize revenue under the proportionate performance method provided that fees are fixed or determinable and collectability is reasonably assured.  When such license arrangements contain multiple elements (e.g., license grants and services), we review each element to determine the separate units of accounting that exist within the agreement.  If more than one unit of accounting exists, we generally allocate consideration payable to us under the agreement to each unit of accounting using the relative fair value method.  We recognize revenue for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting.

Inventory Valuation and Adverse Purchase Commitments. We value our inventories at the lower of cost or market, cost being determined using the weighted average method. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. These estimates are generally based on a 12-month forecast prepared by management. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. The carrying value of inventory and the determination of possible adverse purchase commitments are dependent on our estimate of the yield that will be achieved, or the percent of good products that will be identified when the completed product is tested.

Warranty Accrual. We provide a limited warranty on our products for a period ranging from one to five years from the date of sale.  We accrue for the estimated future costs of repair or replacement when revenue is recognized for products sold. The warranty accrual is estimated based on historical claims compared to actual revenue.

Allowance for Doubtful Accounts. In order to determine the collectability of our accounts receivable, we continually assess factors such as previous customer transactions and the credit-worthiness of the customer. To date, our accounts receivable write-offs have been immaterial. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. Allowances are typically established for accounts aged over 90 days from the invoice date, unless specific circumstances indicate that the balance is collectible.

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

Long-term Investments.  From time to time we make debt and equity investments in non-publicly traded companies. These investments are included in “Other Assets” on our Consolidated Balance Sheets.  Debt investments are available-for-sale investments and are carried at fair value.  Equity investments are accounted for under the cost method as we do not have the ability to exercise significant influence over the respective investee’s operating and financial policies and the Company is not the primary beneficiary. One of the investments is considered a variable interest entity and as of December 31, 2011, our maximum exposure to loss was limited to $11.6 million. We monitor our available-for-sale debt investments and cost-method equity investments in non-publicly traded companies for impairment on a quarterly basis and record appropriate reductions in carrying values against earnings when such impairments are determined to be other-than-temporary. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. If an investment is determined to be impaired, a further assessment is made as to whether such impairment is other-than-temporary.

Long-lived Assets and Intangible Assets. We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future undiscounted cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future undiscounted cash flows, which includes revenue, is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed.  We evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. We perform goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We perform our goodwill impairment assessment at the Company level, which is our sole reporting unit. We performed our annual goodwill impairment test in the fourth quarter and concluded there was no impairment of goodwill during the years ended December 31, 2011, 2010 and 2009.

Stock-based Compensation. We estimate the fair value of stock options and employee stock purchase plan awards using the Black-Scholes-Merton valuation model which requires the input of highly subjective assumptions, including the option's expected life, the price volatility of the underlying stock, future forfeitures and related tax effects. When establishing the expected life assumption, we review on a semi-annual basis the historical employee exercise behavior with respect to grants and awards with similar vesting periods.  The expected stock price volatility assumption was determined using a combination of the historical and implied volatility of our common stock price. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Contingent Earn-Out Liability.  We have acquired businesses that involve deferred, contingent payments which are based upon achievement of revenues for the acquired business over specified periods and under specified conditions.  Under ASC 805, Business Combinations, a liability was recognized at the completion date for each such acquisition equal to the fair value of the acquisition-related contingent consideration based on the probability of achievement of such revenue.  Changes in the fair value of such contingent earn-out liabilities subsequent to the acquisition completion date are recognized in earnings in the periods the estimated fair value changes until the amount of such contingent obligation becomes fixed and determinable.  In developing these fair value estimates at each reporting period, we consider revenue projections, historical results, general macro-economic environment and industry trends. These fair value measurements are based on significant inputs not observed in the market and reflect our assumptions.

Other Contingencies.  From time to time we are a party either to claims and litigation proceedings arising in the normal course of business or to contractual arrangements that obligates us to indemnify our customers, our lessors, and our directors and officers under certain circumstances.  We accrue for losses related to any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued and amended Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis.  First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill.  Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount.  If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process.  The amendments are affective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  We do not expect this update to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements.  A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.  In a two-statement approach, an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated.  In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements.  The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company’s fiscal year ending December 31, 2012.  Early adoption is permitted.  The amendment will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for our interim period ending March 31, 2012. Early application is not permitted.  We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenue, cost of revenue and gross profit

The table below sets forth our revenue, cost of revenue and gross profit data for the years ended December 31, 2011 and 2010 (in thousands, except percentage data):

	Year ended December 31, 2011	Percentage of Revenue	Year ended December 31, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$405,413	100.0%	$381,745	100.0%	$23,668	6.2%
Cost of revenue	156,488	38.6%	173,427	45.4%	(16,939)	-9.8%
Gross profit	$248,925	61.4%	$208,318	54.6%	$40,607	19.5%

Revenue. Revenue for the year ended December 31, 2011 increased by $23.7 million compared with that of the year ended December 31, 2010. Revenue from sales to Wintec, Cisco and Cisco's contract manufacturers (collectively "Cisco") represented $92.7 million of our total revenue for the year ended December 31, 2011, compared with $102.6 million during the year ended December 31, 2010. The decrease in sales to Cisco was primarily due to declines in revenue from sales of legacy network search engines and communication processors totaling $13.8 million, despite growth in other sales of other products, principally in knowledge based processors and physical layer products, totaling $3.9 million. Revenue from non-Cisco customers represented $312.7 million of total revenue for the year ended December 31, 2011 compared with $279.2 million during the year end December 31, 2010. Increased revenues from sales of our products to non-Cisco customers primarily consisted of $20.0 million from digital front-end processors, $15.2 million from communication processors, and $8.3 million from physical layer products, partially offset by declines of $10.2 million in network search engine and other legacy products. During the year ended December 31, 2011, Huawei accounted for 13% of our total revenue compared with 12% in 2010, and Alcatel-Lucent accounted for less than 10% of our total revenue compared with 10% in 2010.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the year ended December 31, 2011 decreased by $16.9 million compared with that of the year ended December 31, 2010. Cost of revenue decreased primarily due to lower product costs, as well as a reduction of $2.4 million in fair value adjustments for acquired inventory.  The reduced product costs reflect manufacturing efficiencies due to design, as well as lower material costs.  The decrease was partially offset by increased amortization charges of $8.8 million associated with the Optichron acquisition, as well as amortization of the completed XLP® processor intangible asset.  Gross margin for the year ended December 31, 2011 increased to 61.4% compared with 54.6% for the year ended December 31, 2010, despite higher intangible asset amortization charges.  The improvement in margin principally reflects the effects of favorable changes in product mix including sales of digital front-end processors and increased revenues of multi-core communication processors which command higher margins.

Operating expenses

The table below sets forth operating expense data for the years ended December 31, 2011 and 2010 (in thousands, except percentage data):

	Year ended December 31, 2011	Percentage of Revenue	Year ended December 31, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Operating expenses:
Research and development	$153,459	37.9%	$127,697	33.5%	$25,762	20.2%
Selling, general and administrative	90,799	22.4%	78,879	20.7%	11,920	15.1%
Change in contingent earn-out liability	14,459	3.6%	71,725	18.8%	(57,266)	-79.8%
Acquisition-related costs	10,743	2.6%	735	0.2%	10,008	1361.6%
Total operating expenses	$269,460	66.5%	$279,036	73.1%	$(9,576)	-3.4%

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2011, as compared with fiscal 2010, primarily due to increases in payroll and payroll related expenses of $11.5 million, stock-based compensation expenses of $7.6 million, depreciation expenses of $3.2 million, product development and qualification expenses of $0.6 million, and consulting expenses of $0.4 million. The increases in payroll and related expenses, as well as stock-based compensation expense, were primarily due to retention of and increases in engineering headcount, including those associated with the Optichron acquisition, to support our new product development efforts. The increase in depreciation expense was primarily due to higher levels of capital expenditures on CAD tools and licenses which are used in product development. The remainder of the increase in research and development expense was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2011, as compared with fiscal 2010, primarily due to increases in payroll and related expenses of $5.8 million, stock-based compensation expenses of $1.8 million, marketing and commission expenses of $1.1 million, depreciation and amortization expense of $2.4 million, software license and maintenance of $0.5 million, and travel related expenses of $0.8 million. These increases were offset by a decline in non acquisition-related legal expense of $1.0 million.  In addition to a one-time charge of $4.4 million for stock and cash compensation associated with an officer’s separation package, the increases reflect higher spending levels to support our growing operations in the sales and marketing areas, as well as our infrastructure needs.  The remainder of the increase in selling, general and administrative expenses was caused by individually minor items.

Change in Contingent Earn-Out Liability. The change in estimated contingent earn-out liability recorded during the year ended December 31, 2011 related to the Optichron acquisition and was due primarily to an increase in the probability weighted revenue achievement from the acquisition date to December 31, 2011 and the completion of the first earn-out measurement period. We may continue to record significant changes in the fair value of the contingent earn-out consideration through December 31, 2012.

Acquisition-Related Costs. Acquisition-related costs associated with the Optichron acquisition and our pending acquisition by Broadcom were $10.7 million for the year ended December 31, 2011 and consisted of professional and legal fees of $8.6 million, severance expenses of $0.9 million, pending litigation settlement costs of $0.8 million, and filing fees.  The charges during the year ended December 31, 2010 related to the IDT NSE and RMI acquisitions and consisted primarily of accounting and audit fees.

Other items

The tables below set forth other items for the years ended December 31, 2011 and 2010 (in thousands, except percentage data):

	Year ended December 31, 2011	Percentage of Revenue	Year ended December 31, 2010	Percentage of Revenue	Year-to-Year Change	Percentage Change
Other income (expense):
Gain recognized on investment in Optichron, Inc.	$4,259	1.1%	$-	0.0%	$4,259	n/m
Impairment charge on other investment	(1,276)	-0.3%	-	0.0%	(1,276)	n/m
Interest income	539	0.1%	409	0.1%	130	31.8%
Interest expense	(171)	0.0%	(480)	-0.1%	309	-64.4%
Other income (expense), net	172	0.0%	(54)	0.0%	226	-418.5%
Total interest and other income (expense), net	$3,523	0.9%	$(125)	0.0%	$3,648	n/m

Other Income (Expense).  In April 2011, we completed the acquisition of Optichron.  Prior to the acquisition date, we owned warrants to purchase 5,250,000 shares of Optichron common stock.  Upon acquiring the remaining equity interest in Optichron, we recorded a step-acquisition accounting gain on this pre-existing investment of $4.3 million.  During the year ended December 31, 2011, we also recorded an other-than-temporary impairment charge of $1.3 million associated with our investment in a bridge note which converted into a cost-method equity investment in July 2011.

	Year ended December 31, 2011	Percentage of Pre-Tax Income	Year ended December 31, 2010	Percentage of Pre-Tax Income	Year-to-Year Change	Percentage Change
Provision for (Benefit from) income taxes	$39,690	-233.3%	$(4,472)	6.3%	$44,162	-987.5%

Provision for (Benefit from) Income Taxes. During the year ended December 31, 2011, we recorded an income tax provision of $39.7 million. Our effective tax rate was  -233.3% for the year ended December 31, 2011 compared with the United States statutory tax rate of 35%.  The difference was primarily due to recording a full valuation allowance in the U.S. as of December 31, 2011. The valuation allowance is based on our assessment that we cannot conclude that it is more likely than not that certain deferred tax assets will be realized in the foreseeable future.   As of December 31, 2011 and December 31, 2010, we had a valuation allowance of approximately $56.8 million and $8.5 million, respectively.  We concluded that a full valuation allowance should be recorded in the U.S. as of December 31, 2011 to the extent that deferred tax assets are not supportable with sources of income like liabilities for uncertain tax positions.

The Internal Revenue Service has notified us that it will commence an examination of our 2007 and 2009 tax returns.  We are also under audit by the California Franchise Tax Board for our 2006 and 2007 tax returns.  We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material effect on our consolidated financial position, results of operations, or cash flows.

Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenue, cost of revenue and gross profit

The table below sets forth our revenue, cost of revenue and gross profit data for the years ended December 31, 2010 and 2009 (in thousands, except percentage data):

	Year ended December 31, 2010	Percentage of Revenue	Year ended December 31, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Revenue	$381,745	100.0%	$174,689	100.0%	$207,056	118.5%
Cost of revenue	173,427	45.4%	99,251	56.8%	74,176	74.7%
Gross profit	$208,318	54.6%	$75,438	43.2%	$132,880	176.1%

Revenue. Revenue for the year ended December 31, 2010 increased by $207.1 million compared with that of the year ended December 31, 2009. Revenue from sales to Wintec, Cisco and Cisco's contract manufacturers (collectively "Cisco") represented $102.6 million of our total revenue for the year ended December 31, 2010, compared with $61.7 million during the year ended December 31, 2009. The increase in sales to Cisco was primarily due to an increase of $24.1 million from sales of knowledge based processors, $13.8 million in revenue from sales of NetLite processors and network search engine products, and $3.0 million in revenue from sales of communication processors.  Revenue from non-Cisco customers represented $279.2 million of total revenue for the year ended December 31, 2010 compared with $113.0 million during the year end December 31, 2009. Increased revenues from sales of our products to non-Cisco customers primarily consisted of $70.9 million from communication processors, $16.5 million from physical layer products, $29.8 million from NetLite processors and network search engine products, $25.5 million from knowledge based processors, and $23.1 million from ultra low-power embedded processors.  During the year ended December 31, 2010, Alcatel-Lucent accounted for 10% of our total revenue compared with 13% in 2009, and Huawei accounted for 12% of our total revenue compared with 10% in 2009.  The IDT NSE acquisition which closed in July 2009 added products to our existing networks search engine solutions while the RMI acquisition which closed in October 2009 broadened our product offerings to include communication processors and ultra-low power embedded processors. Of the 119% increase in revenue in the year ended December 31, 2010 over the same period in 2009, 70% was represented by revenue from products that we acquired in the IDT NSE and RMI acquisitions in 2009.

Cost of Revenue/Gross Profit/Gross Margin. Cost of revenue for the year ended December 31, 2010 increased by $74.2 million compared with that of the year ended December 31, 2009. Cost of revenue increased primarily due to the increase in product sales, an increase in the provision for excess/obsolete inventory, an increase in amortization of intangible assets, partially offset by a decrease in fair value adjustments related to acquired inventory. As a result of IDT NSE and RMI acquisitions during 2009, amortization of intangible assets increased from $18.9 million for the year ended December 31, 2009 to $39.5 million for the year ended December 31, 2010.  Due to the depletion of acquired inventory, fair market value adjustments for acquired inventory decreased from $20.4 million for the year ended December 31, 2009 to $16.0 million for the year ended December 31, 2010.  In addition, provision for excess/obsolete inventory increased from $1.9 million for the year ended December 31, 2009 to $6.1 million for the year ended December 31, 2010. Gross margin for the year ended December 31, 2010 increased to 54.6% compared with 43.2% for the year ended December 31, 2009, primarily due to higher sales levels to absorb charges such as amortization of intangible assets and fair value adjustments related to acquired inventory, and a favorable change in product mix.

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

Research and Development Expense. Research and development expense increased during the year ended December 31, 2010, as compared with the same period in 2009, primarily due to increases in payroll and payroll related expenses of $20.8 million, stock-based compensation expense of $4.2 million, infrastructure expenses of $5.1 million, product development and qualification expenses of $9.4 million, software license expense of $3.8 million, consulting services of $6.0 million, depreciation expense of $3.4 million, and travel expense of $1.0 million.  The increase in payroll and payroll related expenses, infrastructure expense, travel expense and stock-based compensation expense was primarily due to increases in engineering headcount to support our new product development efforts, and as a result of the RMI acquisition in October 2009. The increase in product development and qualification expense and consulting services was primarily due to the production qualification and characterization of new products submitted for tape-out. The increase in software license expense and depreciation expense was primarily due to increased activity levels in research and development projects. The remainder of the increase in research and development expenses was caused by individually minor items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2010, as compared with the same period in fiscal 2009, primarily due to increases in payroll and payroll related expenses of $14.1 million, stock-based compensation expense of $3.3 million, infrastructure expense of $2.2 million, consulting services of $4.1 million, legal expense of $2.8 million, marketing and commission expense of $3.4 million, and travel expense of $1.7 million. The increase in payroll and payroll related expenses, stock-based compensation expense and travel expense resulted primarily from increases in headcount to support our growing operations in the sales and marketing areas, and as a result of the RMI acquisition in October 2009. The increase in consulting expenses, and marketing and commission expense was primarily due to increased level of selling and marketing activity, including activities to support the acquired RMI products.  Legal expense increased primarily for additional patent prosecution work.  Selling, general and administrative expenses also included $3.7 million of amortization expense for intangible assets comprised of customer contracts and relationships, tradenames and trademarks, and non-competition agreements intangible assets for the year ended December 31, 2010, compared with $1.8 million in the same period in 2009. The remainder of the fluctuation in selling, general and administrative expenses was caused by individually minor items.

Change in Contingent Earn-Out Liability. The change in contingent earn-out liability payable to the former holders of RMI capital stock was due to an increase in the market price of our common stock as well as the actual achievement of revenue earn-out target of approximately 95.3% at October 31, 2010, compared to our stock price and our estimated earn-our achievement of approximately 80% at December 31, 2009.  The total earn-out payment for the RMI acquisition was accrued and paid in 2010.

Acquisition-Related Costs. Acquisition and integration-related costs associated with our IDT NSE and RMI acquisitions declined from $5.4 million for the year ended December 31, 2009 to $0.7 million for the same period in 2010.  The savings primarily related to $1.9 million of reduced legal expenses, $0.9 million of reduced severance expense, and reduced fees for various consulting, outside vendor services, and other professional services.

Other items
The tables below set forth other items for the years ended December 31, 2010 and 2009 (in thousands, except percentage data):

	Year ended December 31, 2010	Percentage of Revenue	Year ended December 31, 2009	Percentage of Revenue	Year-to-Year Change	Percentage Change
Interest and other income (expense), net:
Interest income	$409	0.1%	$992	0.6%	$(583)	-58.8%
Interest expense	(480)	-0.1%	(1,666)	-1.0%	1,186	-71.2%
Other income (expense), net	(54)	0.0%	(4)	0.0%	(50)	0.0%
Total interest and other income (expense), net	$(125)	-0.1%	$(678)	-0.4%	$553	-81.6%

Other Income (Expense).  Interest income decreased during the year ended December 31, 2010, as compared with fiscal 2009, primarily due to the absence of interest income from an RMI bridge loan which was extinguished in October 2009.  Interest expense decreased during the year ended December 31, 2010, as compared with fiscal 2009, primarily due to the absence of interest costs associated with servicing outstanding line of credit and term notes during 2009.  The line of credit and term notes were fully repaid in December 2009.

	Year ended December 31, 2010	Percentage of Pre-Tax Income	Year ended December 31, 2009	Percentage of Pre-Tax Income	Year-to-Year Change	Percentage Change
Benefit from income taxes	$(4,472)	6.3%	$(3,060)	6.1%	$(1,412)	46.1%

Benefit from Income Taxes. During the year ended December 31, 2010, we recorded an income tax benefit of $4.5 million. Our effective tax rate of 6.3% for the year ended December 31, 2010 was primarily driven by a research and development tax credits, book losses generated in the United States, and the tax impact of non-deductible expenses such as stock-based compensation expenses and acquisition-related expenses.

Liquidity and Capital Resources

Financial Condition

Our principal sources of liquidity are our cash, cash equivalents and marketable securities of $258.9 million as of December 31, 2011.  The table below sets forth the key components of cash flow for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$93,472	$108,613	$48,251
Net cash used in investing activities	$(30,009)	$(185,245)	$(128,019)
Net cash provided by financing activities	$16,041	$132,877	$40,572

Commentary on Cash Provided By and Used In 2011 and 2010

Operating Activities

During the year ended December 31, 2011, we generated $94.1 million in net operating cash flows, compared with $108.6 million for the year ended December 31, 2010 and $48.3 million for the year ended December 31, 2009.  The primary components of net operating cash flows were as follows:

	Year ended December 31,
	2011	2010	2009
Net loss	$(56,702)	$(66,371)	$(47,162)
Adjustments for non-cash operating items	169,568	162,350	64,412
	112,866	95,979	17,250
Changes in current assets and liabilities, net of effects of acquisitions	(19,394)	12,634	31,001
	$93,472	$108,613	$48,251

The following commentary relates to changes in current assets and liabilities from amounts as of December 31, 2010 to those as of December 31, 2011:

•	Days sales outstanding decreased from 37 days to 36 days due to slightly improved collections.
•
Inventory days on hand increased from 85 days to 89 days and was consistent with historical levels of variability, despite growth in the digital front-end processor product line following the acquisition of Optichron and subsequent increases in sales, resulting in  cash outflow of $1.7 million.

•
There were no significant changes to our historical business practices that accounted for the changes in accounts payable and accrued liabilities which reduced net operating cash flow by $ 19.6 million.

•	Changes in other items, excluding contingent earn-out liability, caused increases of $1.5 million to net operating cash flow and were consistent with historical levels of variability.

 Investing Activities

Investing activities used $30.0 million in cash during the year ended December 31, 2011 and primarily related to $74.7 million paid in connection with the acquisition of Optichron, net of cash acquired, payments of $13.4 million for purchases of property and equipment, and $17.5 million for purchases of other assets, partially reduced by cash generated from the net sale of short-term investments of $75.6 million.

Investing activities used $185.2 million in cash during the year ended December 31, 2010 primarily related to net purchases of marketable securities of $156.4 million, property and equipment of $8.6 million, purchases of other assets of $8.7 million, and cash payment of $11.5 million for settlement of contingent earn-out liability.

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

Financing Activities

Net cash provided by financing activities was $16.0 million for the year ended December 31, 2011, primarily from proceeds of $34.0 million from the issuance of common stock under our stock compensation plans.  Payments for software licenses and other obligations of $6.2 million, and tax payments related to vested stock awards of $11.8 million accounted for cash used in financing activities.

Net cash provided by financing activities was $132.9 million for the year ended December 31, 2010, primarily from proceeds from issuance of common stock pursuant under to a follow-on public offering of $117.8 million, net of stock offering costs of $6.1 million, and proceeds of $31.7 million from the issuance of common stock under our stock compensation plans, benefits from stock-based awards of $0.2 million reduced by payments of software license fees and other obligations of $7.0 million, and tax payments related to vested stock awards of $3.7 million.

Net cash provided by financing activities was $40.6 million for the year ended December 31, 2009, primarily from proceeds from our credit facility totaling $48.0 million, proceeds from the issuance of common stock in connection with a registered shelf offering, net of issuance costs, of $29.7 million, proceeds of $17.2 million from the issuance of common stock under our stock compensation plans, and tax benefit from stock-based awards of $1.5 million. Cash provided by financing activities was reduced for repayment of the entire $48.0 million of outstanding debt under our credit facility, payment of debt issuance costs of $1.2 million, tax payments related to vested stock awards of $4.3 million, and payment of software license fees and other obligations of $2.3 million.

Capital Resources

We believe that our existing cash, cash equivalents and marketable securities of $258.9 million as of December 31, 2011 will be sufficient to meet our anticipated cash needs for at least the next 12 months.  As of December 31, 2011, we have an accrued contingent earn-out liability of $57.9 million and expect to pay $51.7 million in March 2012.  The second earn-out installment is payable in March 2013.

Our future cash needs will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products, any future business acquisitions that we might undertake (including the pending acquisition of us by Broadcom).  Subject to the terms and conditions of our Merger Agreement with Broadcom, we may seek additional funding through public or private equity or debt financing, and utilize our shelf registration to sell up to $120 million of our securities from time to time during the next year.  We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities (before reductions for expenses, underwriting discounts and commissions) under our existing shelf registration statement or one or more automatic shelf registration statements that we could file from time to time without advance public disclosure. We cannot be certain, however, that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us.

Contractual Obligations

Our principal commitments as of December 31, 2011 are summarized below (in thousands):

	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Operating lease obligations	$26,825	$3,188	$8,666	$8,709	$6,262
Software license obligations	8,259	5,281	2,978	-	-
Wafer purchases	10,992	10,992	-	-	-
Total	$46,076	$19,461	$11,644	$8,709	$6,262

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Due to uncertainty with respect to timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Therefore, $1.9 million of unrecognized tax benefits have not been included in the contractual obligations table above. For further details, see discussion in Note 7 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
As of December 31, 2011, we had no off-balance sheet arrangements as defined by item 303(a)(4)(ii) of Regulation S-K, other than the indemnities, commitments and guarantees discussed below.

Indemnities, Commitments and Guarantees
In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include agreements to indemnify our customers with respect to liabilities associated with the infringement of other parties' technology based upon our products, obligations to indemnify or pay damages to our customers for breaches of contractual commitments and product liability or excessive product failure claims, obligations to indemnify our lessors under facility lease agreements, and obligations to indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware. Our obligations under these arrangements may have a material impact on our results of operations, financial condition or cash flows.  The duration of such indemnification obligations, commitments and guarantees varies and, in certain cases, is indefinite. We have not recorded any liability for any such indemnification obligations, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investment securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2011, our marketable securities consisted primarily of deposits in money market funds, U.S. treasuries and government agency securities. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates.

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
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NetLogic Microsystems, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because of a material weakness in internal control over financial reporting related to the evaluation of the accounting for a non-routine severance arrangement existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 15, 2012

 NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$180,027	$100,523
Short-term investments	78,841	155,644
Accounts receivables, net	38,189	19,829
Inventories	35,051	36,290
Deferred income taxes	2,143	8,428
Prepaid expenses and other current assets	8,530	11,458
Total current assets	342,781	332,172
Property and equipment, net	30,115	20,507
Goodwill	166,760	112,700
Intangible assets, net	192,961	180,838
Other assets	42,473	66,372
Total assets	$775,090	$712,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,133	$17,257
Accrued liabilities	23,972	27,848
Contingent earn-out liability, current	51,741	-
Deferred margin	815	4,242
Software licenses, current	5,281	4,514
Total current liabilities	87,942	53,861
Contingent earn-out liability, long-term	6,193	-
Software licenses, long-term	2,978	2,033
Other liabilities	38,275	37,782
Total liabilities	135,388	93,676
Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock; 50,000 shares authorized at December 31, 2011 and 2010; none issued and outstanding at December 31, 2011 and 2010	-	-
Common stock; 200,000 shares authorized at December 31, 2011 and 2010; 71,263 and 67,511 shares issued and outstanding at December 31, 2011 and 2010	713	675
Additional paid-in capital	887,328	807,780
Accumulated other comprehensive loss	(2,123)	(28)
Accumulated deficit	(246,216)	(189,514)
Total stockholders' equity	639,702	618,913
Total liabilities and stockholders' equity	$775,090	$712,589

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	Year ended December 31,
	2011	2010	2009
Revenue	$405,413	$381,745	$174,689
Cost of revenue	156,488	173,427	99,251
Gross profit	248,925	208,318	75,438
Operating expenses:
Research and development	153,459	127,697	73,631
Selling, general and administrative	90,799	78,879	43,931
Change in contingent earn-out liability	14,459	71,725	2,008
Acquisition-related costs	10,743	735	5,412
Total operating expenses	269,460	279,036	124,982
Loss from operations	(20,535)	(70,718)	(49,544)
Other income (expense):
Gain recognized on investment in Optichron, Inc.	4,259	-	-
Impairment charge on other investment	(1,276)	-	-
Interest income	539	409	992
Interest expense	(171)	(480)	(1,666)
Other income (expense), net	172	(54)	(4)
Total interest other income (expense), net	3,523	(125)	(678)
Loss before income taxes	(17,012)	(70,843)	(50,222)
Provision for (Benefit from) income taxes	39,690	(4,472)	(3,060)
Net loss	$(56,702)	$(66,371)	$(47,162)
Net loss per share-basic	$(0.82)	$(1.10)	$(1.02)
Net loss per share-diluted	$(0.82)	$(1.10)	$(1.02)
Shares used in calculation-basic	69,190	60,426	46,182
Shares used in calculation-diluted	69,190	60,426	46,182

The accompanying notes are an integral part of these consolidated financial statements.

 NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year ended December 31,
	2011	2010	2009
Net loss	$(56,702)	$(66,371)	$(47,162)

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities	8	(28)	13
Unrealized loss on privately held debt investment	(2,131)	-	-

Comprehensive loss	$(58,825)	$(66,399)	$(47,149)

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stock-holder's Equity
Balance at December 31, 2008	43,816	$438	$275,823	$(13)	$(75,981)	$200,267
Issuance of common stock in connection with the acquisition of RMI	9,920	100	188,427			188,527
Issuance of common stock in connection with stock offering, net of share issuance costs of $71	1,400	14	29,646			29,660
Issuance of stock under stock compensation plans	2,348	23	12,878			12,901
Recording of stock-based compensation expense			40,660			40,660
Tax benefits of stock options			1,089			1,089
Other comprehensive income				13		13
Net loss					(47,162)	(47,162)
Balance at December 31, 2009	57,484	575	548,523	-	(123,143)	425,955
Issuance of common stock in connection with the earnout consideration payable under the acquisition of RMI	2,391	24	71,859			71,883
Issuance of common stock in connection with a follow-on stock offering, net of share issuance costs of $6,145	4,084	41	111,627			111,668
Issuance of stock under stock compensation plans	3,552	35	27,959			27,994
Recording of stock-based compensation expense			47,553			47,553
Tax benefits of stock options			259			259
Other comprehensive loss				(28)		(28)
Net loss					(66,371)	(66,371)
Balance at December 31, 2010	67,511	675	807,780	(28)	(189,514)	618,913
Issuance of stock under stock compensation plans	3,752	38	22,228			22,266
Recording of stock-based compensation expense			57,320			57,320
Tax benefits of stock options			-			-
Unrealized losses, net on investments				(2,095)		(2,095)
Net loss					(56,702)	(56,702)
Balance at December 31, 2011	71,263	$713	$887,328	$(2,123)	$(246,216)	$639,702

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(56,702)	$(66,371)	$(47,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,322	52,887	25,361
Loss on disposal of property and equipment	76	43	6
Write-off of debt issuance costs	-	305	524
Amortization of premium related to debt securities, net	1,245	706	-
Stock-based compensation	57,274	47,641	40,755
Stock settled contingent earn-out liability	-	60,625	2,008
Provision for (recovery of) doubtful accounts	(88)	198	4
Provision for inventory reserves	5,866	6,091	1,861
Gain recognized on investment in Optichron, Inc.	(4,259)	-	-
Impairment charge on other investment	1,276	-	-
Deferred income taxes, net	41,856	(5,939)	(4,601)
Excess tax benefit from stock-based awards	-	(207)	(1,506)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivables	(14,031)	4,804	(7,544)
Inventories	(1,692)	2,613	17,926
Prepaid expenses and other assets	3,024	(3,774)	(1,054)
Accounts payable	(10,074)	(151)	6,379
Accrued liabilities	(9,561)	(5,868)	13,755
Cash settled contingent earn-out liability	14,459	11,099	-
Deferred margin	(4,812)	2,381	1,567
Other long-term liabilities	3,293	1,530	(28)
Net cash provided by operating activities	93,472	108,613	48,251
Cash flows from investing activities:
Purchase of property and equipment	(13,390)	(8,569)	(1,237)
Purchase of short-term investments	(95,270)	(259,452)	(14,633)
Sales and maturities of short-term investments	170,830	103,054	27,700
Purchase of long term investments and other	(17,500)	(7,500)	(1,500)
Purchase of intangible assets	-	(1,250)	(400)
Loan to RMI	-	-	(15,000)
Cash paid for acquisitions, net	(74,679)	-	(107,448)
Cash paid for acquisition-related earn-out obligations	-	(11,528)	(15,501)
Net cash used in investing activities	(30,009)	(185,245)	(128,019)
Cash flows from financing activities:
Proceeds from line of credit and term notes	-	-	48,000
Payment of principal of line of credit and term notes	-	-	(48,000)
Payments of debt issuance costs	-	-	(1,158)
Payments of software license and other obligations	(6,227)	(6,992)	(2,338)
Proceeds from issuance of common stock	34,018	31,681	17,183
Proceeds from issuance of common stock in connection with stock offerings	-	117,813	29,660
Payments of stock issuance costs	-	(6,145)	-
Tax payments related to vested awards	(11,750)	(3,687)	(4,281)
Excess tax benefit from stock-based awards	-	207	1,506
Net cash provided by financing activities	16,041	132,877	40,572
Net increase (decrease) in cash and cash eqivalents	79,504	56,245	(39,196)
Cash and cash equivalents at beginning of year	100,523	44,278	83,474
Cash and cash equivalents at end of year	$180,027	$100,523	$44,278
Supplemental disclosures of cash flow information:
Cash paid for interest	$91	$225	$916
Cash paid for income taxes	$604	$1,883	$391
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and software licenses obligations	$8,032	$8,047	$7,189
Issuance of common stock in connection with the RMI acquistion/earnout payment	$-	$71,883	$188,527
Stock settled earn-out liability recognized as an increase to goodwill	$-	$-	$9,250
Cash settled earn-out obligation recognized as an increase to goodwill	$-	$-	$429

The accompanying notes are an integral part of these consolidated financial statements.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company
NetLogic Microsystems, Inc. is a leading fabless semiconductor company that designs, develops and sells proprietary high-performance processors and high speed integrated circuits that are used to enhance the performance, functionality and energy efficiency of advanced mobile wireless infrastructure, data center, enterprise, metro Ethernet, edge and core infrastructure networks.  Our product portfolio includes high-performance multi-core communications processors, knowledge-based processors, high-speed 10/40/100 Gigabit Ethernet physical layer devices, network search engines, and ultra low-power embedded processors.  These products are designed into high-performance systems such as switches, routers, wireless base stations, access aggregation, radio network controllers, security appliances, networked storage appliances, service gateways and connected media devices offered by leading original equipment manufacturers (“OEMs”).

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

Consummation of the Merger remains subject to the satisfaction of customary closing conditions, other than conditions requiring stockholder approval of the Merger and required regulatory approvals and clearances, all of which have been satisfied as of the date of this report.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2011

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

The Merger Agreement may be terminated under certain circumstances specified in the Merger Agreement including the circumstances where the Merger is not consummated by April 30, 2012 (which we refer to as the “End Date”).

The Merger Agreement contains certain termination rights for Broadcom and the Company, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be obligated to pay Broadcom a termination fee of $127 million.

Acquisition related cost associated with our pending acquisition by Broadcom were $8.8 million during the year ended December 31, 2011 and consisted of professional and legal fees.

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

Revenue Recognition
The Company derives its revenue primarily from its sales of semiconductor products. The Company recognizes revenue when all of the following criteria have been met: (i) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred, (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and (iv) collection is reasonably assured. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customer.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2011

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

The Company generally recognizes revenue at the time of shipment to OEM customers and their contract manufacturers and the Company’s international sales representatives. Product revenue and costs relating to sales made through distributors with rights of returns and price protection are deferred until the distributors sell the product to end customers because the selling price is not fixed or determinable and the Company is not able to estimate future returns.  Revenue recognition depends on notification from the distributor that product has been sold to an end customer.  On each reporting date the Company records a reduction in accounts receivables and deferred revenue based on the Company’s estimate of the margin to be ultimately recognized upon the sale of such products to end customers.

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

The Company has also entered into licensing agreements with some of its customers.  For these license arrangements the Company recognizes revenue under the proportionate performance method provided that fees are fixed or determinable and collectability is reasonably assured.  When such license arrangements contain multiple elements (e.g., license grants and services), the Company reviews each element to determine the separate units of accounting that exist within the agreement.  If more than one unit of accounting exists, the Company generally allocates the consideration payable to the Company under the agreement to each unit of accounting using the relative fair value method.  The Company recognizes revenue for each unit of accounting when the revenue recognition criteria have been met for that unit of accounting.

During the three months ended December 31, 2011, the Company revised its estimate related to recognition of deferred revenue, resulting in approximately $3.0 million of additional revenue being recognized.

Warranty
The Company provides a limited warranty on its products for a period ranging from one to five years from the date of sale. The Company accrues for the estimated future costs of repair or replacement when revenue is recognized for products sold. The warranty accrual is estimated based on historical claims compared to actual revenue.

Cash, Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.  The Company diversifies its deposits with high credit quality financial institutions.  Investments held in money market funds are stated at cost, which approximates market value.  Money market funds are readily convertible to cash and are classified as cash equivalents.  Marketable securities held by the Company, which are all available-for-sale investments and carried at fair value, consisted of U.S. treasury and government agency securities.  The cost of securities sold is accounted for based on the specific identification method.  Marketable securities with remaining contractual maturities on the date of purchase greater than 90 days are classified as short-term even though the contractual maturities may be greater than one year because such investments, which are highly liquid, represent funds available for use in current operations.  These investments are monitored for impairment periodically and reductions in carrying value are recorded against earnings when the declines are determined to be other-than-temporary.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Long-term Investments
From time to time the Company makes debt and equity investments in non-publicly traded companies. These investments are included in “Other Assets” on the accompanying Consolidated Balance Sheets.  Debt investments are available-for-sale investments and are carried at fair value.  Equity investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective investee’s operating and financial policies and the Company is not the primary beneficiary.  One of the investments is considered a variable interest entity and as of December 31, 2011, our maximum exposure to loss was limited to $11.6 million.  The Company monitors its available-for-sale debt investments and cost-method equity investments in non-publicly traded companies for impairment on a quarterly basis and records appropriate reductions in carrying values against earnings when such impairments are determined to be other-than-temporary. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the investee company utilizes cash and the investee company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. If an investment is determined to be impaired, a further assessment is made as to whether such impairment is other-than-temporary.

Risks and Uncertainties and Concentration of Credit Risk
While the Company has achieved profitability in the past, it has reported a net loss for 2011, 2010 and 2009 and has a history of net losses prior to 2005. The Company’s ability to remain profitable is dependent upon, among other factors, the rate of growth of the target markets, continued customer acceptance of its products, continued end-user acceptance of its customer’s products, the strategic position of its products related to current or future competitors, its ability to develop new products that fulfill customer’s specifications, its ability to lower cost of goods sold through yield improvements and its ability to manage expenses. If the Company is unable to achieve profitability, it could be required, or could elect, to seek additional funding through public or private equity or debt financing. Such funds may not be available on terms acceptable to the Company or at all.

The Company depends on a few key customers for a substantial majority of its sales and the loss of, or a significant reduction in orders from any of them would likely significantly reduce revenues. For the years ended December 31, 2011, 2010, and 2009, the Company’s  top five customers accounted for 57%, 58%, and 68% of total product revenue, respectively. Because of the substantial market share owned by its top five customers, the Company’s revenue in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use the Company’s products. The Company’s revenue would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty associated with collecting outstanding accounts receivable amounts due from its customers, particularly for the top five customers, would harm the Company’s financial performance. Because the Company’s sales are based upon standard purchase orders and not on long-term contracts, there is no assurance that its customers will continue to purchase its products at current levels, or at all.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The Company purchases all of its semiconductor products from third party foundries. Because future foundry capacity may be limited and because the Company does not have long-term supply agreements with its foundries, it may not be able to secure adequate manufacturing capacity to satisfy the demand for its products. Although the Company presently utilizes multiple foundries for wafers, it relies primarily on one foundry for current generation products. The Company provides the foundries with monthly rolling forecasts of its production requirements. The ability of each foundry to provide wafers to the Company could become limited in the future by the foundry’s available capacity.  Moreover, the price of the Company’s wafers may fluctuate based on changes in available industry capacity. Because the Company does not have long-term supply contracts with any of its foundries, they could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to it on short notice or increase the prices they charge it. Accordingly, the Company cannot be certain that its foundries will allocate sufficient capacity to satisfy its requirements. If the Company is not able to obtain foundry capacity as required, its relationships with present and future customers would be harmed and its revenue, gross margin and operating results would be materially impacted.

Financial instruments that potentially subject the Company to a concentration of credit risk as of December 31, 2011 consist of cash, cash equivalents, marketable securities and accounts receivable. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities. The Company’s accounts receivable are derived from revenue earned from customers primarily located in North America and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, does not require collateral.  Allowances are typically established for accounts aged over 90 days from the invoice date, unless specific circumstances indicate that the balance is collectible.

The following table summarizes customers comprising 10% or more of the Company’s gross accounts receivable for the periods indicated:

	December 31,
	2011	2010
Wintec Industries	17%	31%
Huawei Technologies	17%	19%
Flextronics	10%	*

*	Less than 10% of gross accounts receivable

The following table summarizes revenue from bill-to customers comprising 10% or more of the Company’s revenue for the periods indicated:

	December 31,
	2011	2010	2009
Wintec Industries	21%	25%	33%
Huawei Technologies	13%	11%	*
Sanmina Corporation	*	*	14%

*	Less than 10% of net revenue

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The following table summarizes revenue from end customers comprising 10% or more of the Company’s revenue for the periods indicated:

	December 31,
	2011	2010	2009
Cisco	23%	27%	35%
Huawei Technologies	13%	12%	10%
Alcatel-Lucent	*	10%	13%

*	Less than 10% of net revenue

Inventory Valuation and Adverse Purchase Commitments
The Company values its inventories at the lower of cost or market, cost being determined using the weighted average method. The Company records inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. These estimates are generally based on a 12-month forecast prepared by management. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. If actual market conditions are less favorable than those expected by management, additional adjustment to inventory valuation may be required. The carrying value of inventory and the determination of possible adverse purchase commitments are dependent on the Company's estimate of the yield that will be achieved, or the percent of good products identified when the product is tested.

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

Long-lived Assets and Intangible Assets
The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future undiscounted cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future undiscounted cash flows, which includes revenue, is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. The Company evaluates goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company performs the goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. The Company performs its goodwill impairment assessment at the Company level, which is the sole reporting unit. The Company performed its annual goodwill impairment test in the fourth quarter and concluded there was no impairment of goodwill during the years ended December 31, 2011, 2010, and 2009.

Fair value of financial instruments
Carrying amounts of certain of the Company's financial instruments including cash equivalents, accounts receivable, accounts payable and software license obligations approximate fair value due principally to low interest rates currently available to the Company over the relatively shorter time periods to their respective maturities.

Foreign currency
The functional currency for all of the Company's foreign subsidiaries is the United States dollar. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Revenue and expenses are re-measured at average exchange rates in effect during the period, except for those revenue and expenses related to the nonmonetary assets and liabilities, which are measured at historical exchange rates. The gains or losses from foreign currency re-measurement are included in other income (expense). Such gains or losses were not material for the years ended December 31, 2011, 2010 and 2009.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Income taxes
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

Computation of net income (loss) per share
The Company computes net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009

Net loss: basic and diluted	$(56,702)	$(66,371)	$(47,162)

Shares used in calculation - basic	69,190	60,426	46,182
Add: dilutive stock options and warrants outstanding	-	-	-
Shares used in calculation - diluted	69,190	60,426	46,182

Net loss per share: basic	$(0.82)	$(1.10)	$(1.02)

Net loss per share: diluted	$(0.82)	$(1.10)	$(1.02)

Antidilutive potential common shares, excluded from diluted per share computation	4,631	5,065	4,256

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Advertising costs
Advertising costs are expensed as incurred. Advertising costs were not significant in the years ended December 31, 2011, 2010, and 2009.

Research and development
Research and development costs are expensed as incurred.

Stock-based compensation
The Company estimates the fair value of stock options and employee stock purchase plan awards using the Black-Scholes-Merton valuation model which requires the input of highly subjective assumptions, including the option's expected life, the price volatility of the underlying stock. When establishing the expected life assumption, the Company reviews, on a semi-annual basis, the historical employee exercise behavior with respect to grants and awards with similar vesting periods.  The expected stock price volatility assumption is determined using both the historical and implied volatility of the Company's common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, the Company's results of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense is typically recorded based on the grant date fair value of awards over their requisite service period, on a straight-line attribution method, and after reductions for estimated forfeitures. ASC 718, Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Business Combinations
The Company applies ASC 805, Business Combinations to all its business combinations completed on or after January 1, 2009. The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The standard provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued and amended Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis.  First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill.  Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount.  If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company does not expect this amendment to have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income.  Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements.  A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.  In a two-statement approach, an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated.  In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements.  The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company’s fiscal year ending December 31, 2012.  Early adoption is permitted.  The amendment will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows. The Company does not expect this amendment to have a material impact on its financial position, results of operations or cash flows.

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

 NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

NOTE 2—BUSINESS COMBINATIONS AND ASSET PURCHASE

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

Prior to April 5, 2011, the Company owned warrants to purchase 5,250,000 shares of common stock in Optichron, as a cost investment, with a carrying value of $2.1 million.  The fair value of those warrants immediately prior to the acquisition date was $6.4 million.  Upon acquiring the remaining equity interests of Optichron, the Company recorded a gain of $4.3 million related to the remeasurement of this pre-existing investment under the step-acquisition guidance, which was included in Other Income (Expense) in the Consolidated Statement of Operations.

Under the terms of the merger agreement and the common stock purchase agreements, the Company also may be required to pay additional earn-out consideration to the former Optichron stockholders based on the amount of revenue recognized by the Company from the sale of Optichron products from April 5, 2011 to December 31, 2011 (“first earn-out period”), and in 2012 (“second earn-out period”), in accordance with formulas set forth in the merger agreement. Any portion of the earn-out consideration payable to the three employee-stockholders pursuant to the stock purchase agreements will be paid in shares of common stock of the Company, issuable in equal annual installments over a period of five years after determination of the earn-out amount (in the case of the first earn-out consideration) or four years after determination of the earn-out amount (in the case of the second earn-out consideration), subject to their continuing employment with the Company. The aggregate number of shares issuable to each such employee-stockholder is equal to the cash value of the earn-out consideration that would otherwise have been paid to such person under the merger agreement if his shares of common stock had been converted under the merger agreement (based on the ten trading-day average price of the common stock immediately prior to the closing of the merger, valued at $40.68 per share). Any portion of the earn-out consideration payable to the remaining former Optichron stockholders will be paid in cash.  If the maximum earn-out is achieved, additional consideration of approximately $109 million would be payable in cash by March 31, 2013, and additional consideration of approximately $12 million would be payable in shares of the Company’s common stock (valued at $41.90 per share) to the employee-stockholders, subject to their continued employment after the acquisition for a five-year period. The number of shares issuable on current estimates of earn-out achievement is probable, resulting in recognition of stock compensation over their vesting term.  As of December 31, 2011, stock compensation associated with an estimated 155,000 shares issuable was recognized; of these shares, approximately 139,000 shares are issuable in March 2012.  As these awards contain a performance-based condition, stock-based compensation is being recognized using the graded vesting method.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Fair Value of Consideration Transferred
The fair value of total purchase consideration paid for 100% of Optichron’s equity interest as of the date of completion of the acquisition was as follows (in thousands):

Payments to Optichron stockholders in cash	$77,188
Acquisition-related contingent consideration	43,475
Fair value of pre-existing investment in Optichron	6,412
Other adjustments	(747)
Total	$126,328

In accordance with ASC 805, Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the earn-out milestones for revenues from the acquired business. Changes in the fair value of the acquisition-related contingent consideration subsequent to the merger date are recognized in earnings in the periods in which an estimated fair value changes until the contingent obligations become fixed and determinable.

The estimated initial earn-out liability included in the purchase price was based on our probability assessment at the time of closing of Optichron’s revenue achievements during the earn-out periods. In developing these estimates, the Company considered the revenue projections of Optichron management, Optichron’s historical results, the general macro-economic environment and industry trends. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, Fair Value Measurements and Disclosures. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value - see Note 12 for details.  The Company estimated that the resulting earn-out consideration was $43.5 million, excluding the portion payable to the three employee-stockholders.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Allocation of Consideration Transferred
The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of completion of the acquisition as follows (in thousands):

Net tangible assets	$7,304
Settlement of pre-existing relationship	(2,847)
Amortizable intangible assets:
Existing technology	24,700
Patents and core technology	10,100
Customer relationships	9,400
Tradename and trademarks	110
Backlog	4,800
Indefinite-lived intangible asset:
In-process research and development	16,000
Deferred tax assets, net	2,137
Goodwill	54,624
Total	$126,328

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The backlog fair value relates to the estimated selling cost to generate backlog at April 5, 2011.  The backlog fair value was amortized over an estimated life of 4 1/2 months.  The backlog fair value was fully amortized during the three months ended September 30, 2011.

In-process research and development (“IPRD”) consisted of the in-process project to complete development of the next generation of digital front-end processors. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.  The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion.  Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings, but instead will be subject to periodic impairment testing.  Upon successful completion of the development process for the acquired IPRD project, the asset would be considered a finite-lived intangible asset and amortization of the asset will commence.  As of the acquisition closing date, the acquisition development of the third generation of digital front-end processors was estimated to be approximately 50% complete. The expected completion date is in mid-2012.  Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur in 2013.  The estimated incremental cost to complete this IPRD project is approximately $2.5 million.

Deferred tax assets and liabilities associated with the estimated fair value adjustments of assets acquired and liabilities assumed were recorded using the estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments occurred.

Of the total estimated fair value of consideration transferred, approximately $54.6 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed, and is not deductible for income tax purposes.  Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the acquisition of an assembled workforce of experienced semiconductor engineers and, synergies in products, technologies, skill-sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts.  In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.  In the event management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

Prior to the closing date of the acquisition, Optichron initiated the termination of certain employment and other contractual arrangements.  The Company has determined that these transactions were separate from the business combination because the termination actions were taken by Optichron in contemplation of the merger.  Therefore, the Company recognized termination costs of $0.9 million as an expense on the acquisition date, which is included in acquisition-related cost in the Statement of Operations.  Of this total amount, severance costs of $0.7 million were paid by Optichron prior to the closing date, and $0.2 million were paid by the Company after the closing date.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

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

In accordance with ASC 805, Business Combinations, a liability was recognized for the estimated merger date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the revenue target. Changes in the fair value of the acquisition-related contingent consideration subsequent to the merger date, such as changes in the Company's estimate of the revenue expected to be achieved and changes in their stock price, were recognized in earnings in the period the estimated fair value changes – see Note 12 for details. The fair value estimate assumed probability-weighted revenues were achieved over the earn-out period.

The estimated initial earn-out liability was based on the Company's probability assessment of RMI's revenue achievements during the earn-out period. In developing these estimates, the Company considered the revenue projections of RMI management, RMI's historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, Fair Value Measurements and Disclosures. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. The Company assumed a probability-weighted revenue achievement of approximately 80% of target. The Company determined that the resulting earn-out consideration would be 489,000 shares of its common stock and cash payment of approximately $0.4 million. The Company then applied its closing stock price of $19.01 as of October 30, 2009 to the 489,000 shares and added $0.4 million to arrive at an initial earn-out liability of $9.7 million – see Note 12 for details.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

As retention incentive awards under the definitive agreement the Company (i) issued 488,536 fully vested shares of its common stock to specified former RMI employees at the closing date for services through the consummation of the merger, (ii) granted restricted stock units representing the rights to acquire a total of 573,746 shares of common stock to employees of RMI that will vest over the first 12 months of post-closing employment with the Company, and (iii) granted restricted stock units representing the rights to acquire a total of 1,898,416 shares of common stock and stock options for the purchase of a total of 1,365,046 shares of common stock options to former employees of RMI, subject to vesting and other standard terms determined. The Company did not assume any outstanding stock options or warrants to purchase capital stock of RMI in the merger. The Company recorded the estimated stock-based compensation expense of approximately $9.3 million relating to the 488,536 fully vested shares of common stock during the three months ended December 31, 2009.

Allocation of Consideration Transferred
The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The total purchase price of $210.0 million was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

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

Of the total estimated purchase price paid at the time of acquisition, approximately $22.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed, and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skillsets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350 Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

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

INTEGRATED DEVICE TECHNOLOGY, INC., NETWORK SEARCH ENGINE BUSINESS
On July 17, 2009, the Company purchased intellectual property and other assets relating to the network search engine business of IDT, which is referred to as the "IDT NSE Acquisition", for $98.2 million in cash, net of a price adjustment based on a determination of the actual amount of inventory received, pursuant to an Asset Purchase Agreement dated April 30, 2009. The Company acquired the IDT NSE Assets to further expand its existing portfolio of knowledge-based processors, NETLite processors and network search engines, and to further strengthen the relationships with its customer base.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Composite intangible assets consist of products which have reached technological feasibility and include search accelerator, network search engine and route accelerator product families. The value of the developed technology was determined by discounting estimated net future cash flows of these products. Composite intangible assets consisted of acquired IDT existing technology and customer relationships. Because no future products were planned in the business acquired, and market participants would continue to sell products solely under existing relationships until the products became obsolete, both components of the asset were deemed to have the same useful lives and were treated as a composite asset. There are six composite assets, each represented by a product line with its own fair value supported by an underlying cash flow projection. Their respective useful lives of two to nine years were based on the period of remaining significant cash flow streams by product. The Company is amortizing these composite intangible assets on a straight-line basis over the respective estimated lives.

Amortization of composite intangible assets has been included in cost of revenue.

Of the total estimated purchase price paid at the time of acquisition, approximately $21.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and which is deductible for tax purposes in tax jurisdictions where the Company pays taxes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were expected benefits from economies of scale by combining the IDT NSE assets with the Company's business. In accordance with ASC 350 Intangibles—Goodwill and Other, goodwill is not being amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an impairment charge during the fiscal quarter in which the determination is made.

Included in the Company’s consolidated statement of operations for the year ended December 31, 2011, were revenues of approximately $20.0 million from the sale of Optichron products since its acquisition date in 2011, and for the year ended December 31, 2009, were revenues of approximately $30.7 million from the sale of RMI and IDT NSE products since their respective acquisition dates in 2009.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Pro Forma Data for Acquisitions
The following table presents the unaudited pro forma results of the Company as though the Optichron, RMI and IDT NSE acquisitions described above occurred as of January 1, 2009. The data below includes the historical results of the Company and each of these acquisitions on a standalone basis through the respective acquisition closing dates.  Such historical results included acquisition-related costs totaling $2.0 million recorded by Optichron in 2011, and $2.0 million recorded by RMI in 2009, as well as restructuring and impairment charges totaling $3.1 million and $2.4 million during 2009 recorded by IDT prior to the Company's acquisition of the NSE business. Adjustments have been made for the estimated fair value adjustment related to acquired inventory, amortization of intangible assets, and the related income tax impact of the pro forma adjustments. No adjustments were made to interest and related expenses associated with debt financing of these acquisitions or for changes in the fair value of the contingent earn-out liabilities recorded by the Company in the periods presented. The pro forma information presented does not purport to be indicative of the results that would have been achieved had these acquisitions been made as of January 1, 2009 nor of the results which may occur in the future (in thousands, except per share data).

	Year Ended December 31,
	2011	2010	2009
Revenue	$408,943	$391,902	$257,990
Net loss	(58,563)	(78,928)	(105,378)
Net loss per share - basic and diluted	(0.84)	(1.31)	(1.92)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of goodwill during the periods presented (in thousands):

	December 31,
	2011	2010
Beginning balance	$112,700	$112,700
Optichron acquisition (Note 2)	54,624	-
Other adjustments (Note 7)	(564)	-
Ending balance	$166,760	$112,700

As of December 31, 2011 and December 31, 2010, goodwill represented approximately 22% and 16% of the Company’s total assets.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The following table summarizes the components of other intangible assets and related accumulated amortization balances as of the dates presented (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Developed technology	$36,880	$(35,518)	$1,362	$36,880	$(28,794)	$8,086
Composite intangible asset	74,046	(32,695)	41,351	74,046	(22,176)	51,870
Patents and core technology	159,940	(49,066)	110,874	125,140	(23,371)	101,769
Customer relationships	30,100	(9,757)	20,343	20,700	(6,006)	14,694
Tradenames and trademarks	2,310	(1,671)	639	2,200	(856)	1,344
Non-competition agreements	400	(347)	53	400	(187)	213
Intellectual property licenses	3,472	(1,133)	2,339	3,472	(610)	2,862
In-process resarch and development	16,000	-	16,000	-	-	-
Total	$323,148	$(130,187)	$192,961	$262,838	$(82,000)	$180,838

The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the periods presented (in thousands):

	Year ended December 31,
	2011	2010	2009
Cost of revenue	$48,260	$39,458	$18,865
Operating expenses:
Selling, general and administrative	4,727	3,652	1,759

As of December 31, 2011, the estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal Year Ending	Estimated Amortization
2012	$41,630
2013	35,160
2014	22,217
2015	20,180
2016	18,915
Thereafter	38,859
Total	$176,961

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

NOTE 4—BALANCE SHEET COMPONENTS:

The following table summarizes the significant components of assets as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accounts receivables:
Trade accounts receivables	$38,368	$20,186
Less: Allowance for doubtful accounts	(179)	(357)
	$38,189	$19,829
Inventories:
Finished goods	$15,682	$18,971
Work-in-progress	19,369	17,319
	$35,051	$36,290
Property and equipment, net:
Machinery and equipment	$20,170	$12,347
Software	35,685	24,928
Furniture and fixtures	1,141	998
Leasehold improvements	1,495	790
	58,491	39,063
Less: Accumulated depreciation and amortization	(28,376)	(18,556)
	$30,115	$20,507
Other assets:
Deferred tax assets, non current	$22,028	$54,920
Long-term investments	18,093	7,676
Other assets	2,352	3,776
	$42,473	$66,372

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2010 and 2009 was $13.3 million, $8.9 million, and $4.3 million, respectively.

As of December 31, 2011 and 2010, long-term investments consisted of cost-method equity investments of $10.2 million and $2.6 million, respectively, and available-for-sale debt investments in non-publicly traded companies of $7.9 million and $5.0 million, respectively.  The carrying values of the cost-method equity investment exceeded their fair values as of the respective dates.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The following table summarizes the significant components of liabilities as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accrued Liabilities:
Acrrued payroll and related expenses	$12,989	$11,219
Accrued inventory purchases	678	1,967
Accrued software licenses	1,238	4,232
Accrued warranty	485	2,270
Other accrued expenses	8,582	8,160
	$23,972	$27,848
Other Liabilities:
Income taxes	$32,634	$35,434
Other liabilities	5,641	2,348
	$38,275	$37,782

The Company periodically evaluates its estimate for warranty exposure based on historical trends and includes the effects of such adjustments in cost of revenue in its Consolidated Statement of Operations.  The following table summarizes the activity related to the product warranty liability for the periods presented (in thousands):

	December 31,
	2011	2010
Warranty accrual:
Beginning balance	$2,270	$1,534
(Release of) provision for warranty	(1,687)	1,089
Settlements made during the period	(98)	(353)
Ending balance	$485	$2,270

During the year ended December 31, 2011, the Company evaluated its historical claims experience, which had improved over the past several years, and revised its estimate for warranty expense.

NOTE 5—COMMON STOCK:

The Company's restated certificate of incorporation authorizes it to issue 200,000,000 shares of $0.01 par value per share Common Stock.

Stockholder rights plan
The Company adopted a stockholder rights plan that generally entitles its stockholders to rights to acquire additional shares of the common stock when a third party acquires 15.0% of the Company's common stock or commences or announces its intent to commence a tender offer for at least 15.0% of the common stock, other than for certain stockholders that were stockholders prior to the Company's initial public offering as to whom this threshold is 20.0%. This plan could delay, deter or prevent an investor from acquiring the Company in a transaction that could otherwise result in its stockholders receiving a premium over the market price for their shares of common stock.  On September 11, 2011, the Company amended its stockholder rights plan in order to ensure that neither the approval, execution, delivery or performance of the Merger Agreement, the public disclosure of the Merger Agreement and the transactions contemplated thereby, nor the consummation of the Merger or any of the transactions contemplated by the Merger Agreement, will trigger the distribution of rights under the plan.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

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

In connection with the acquisition of RMI, the Company delivered merger consideration of approximately 9.9 million shares of common stock to the paying agent for distribution to the holders of RMI capital stock. Approximately 10% of the shares of the Company's common stock were held in escrow as security for claims and expenses that might have arisen during the first 12 months following the closing date and were subsequently released to the former holders of RMI capital stock in October 2010. The closing price of a share of the Company's common stock on October 30, 2009 was $19.01.  Subsequently, in December 2010, the Company issued approximately 2.4 million additional shares of its common stock (plus cash, refer to Note 2 Business Combinations and Asset Purchase) to the former holders of RMI capital stock as earn-out consideration based upon achievement of specified percentages of revenue targets for the 12-month period from November 1, 2009 through October 31, 2010. Additionally, in connection with the merger, and pursuant to NASDAQ Listing Rule 5635(a), the Company granted from its total authorized shares, and not pursuant to a pre-existing stock plan, restricted stock units representing the right to acquire a total of 2,472,162 shares of common stock and stock options for the purchase of a total of 1,365,046 shares of common stock to those employees of RMI who continued as employees of the Company or one of its subsidiaries.

Registration Statements
The Company has an effective shelf registration statement on SEC Form S-3 that will not expire until October 2012. Other than 1,400,800 shares of the Company’s common stock sold in December 2009 for approximately $29.7 million, as discussed above, no other securities have been issued pursuant to this registration statement. The registration statement on Form S-3 currently permits the Company to sell, in one or more public offerings, shares of its common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to approximately $120 million.  However, any such offerings are subject to the terms and conditions of the Broadcom Merger Agreement – see Note 1 for details.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

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

The Company's Amended and Restated 2004 Equity Incentive Plan and the 2000 Stock Plan (collectively, the "Plans") provide for the granting of stock options to employees, directors and consultants. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to the Company's employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to our employees, non-employee directors and consultants. The Company no longer grants options under the 2000 Stock Plan. Restricted stock units and restricted stock may also be granted under the Plans.  A total of 15,546,382 shares of common stock have been reserved for awards issuable under the Amended and Restated 2004 Equity Incentive Plan, which further provides for an annual increase of 300,000 shares on each January 1. At December 31, 2011, 1,963,382 shares were available for grant under the Amended and Restated 2004 Equity Incentive Plan, including an increase of 2,700,000 shares under the Amended and Restated 2004 Equity Incentive Plan approved by the Company’s stockholders at the Company’s 2010 Annual Meeting of Stockholders.

Options under the Plans may be granted for periods of up to ten years. Under the Plans, the exercise price of (i) an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The exercise price of an NSO under the Amended and Restated 2004 Equity Incentive Plan may be any price as determined by the board of directors. Options granted under the 2000 Stock Plan were exercisable immediately subject to repurchase options held by the Company which lapse over a maximum period of five years at such times and under such conditions as determined by the board of directors. The 2004 Plan also allows for the grant of restricted common stock. No shares of restricted common stock were granted in 2011, 2010 and 2009.

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

In January 2008, the Company adopted the 2008 New Employee Inducement Incentive Plan (the "2008 Plan") and reserved 500,000 shares of common stock under the 2008 Plan for the granting of nonqualified stock options and restricted units to retain the services of new employees and directors, or following a bona fide period of non-employment, as an inducement material to the individual's entering employment with the Company within the meaning of Rule 5635(c)(4) (formerly Rule 4350(i)(l)(A)(iv)) of the Nasdaq Marketplace Rules. In July 2009, the Company increased the reserve of shares issuable under the 2008 Plan by 500,000 shares. At December 31, 2011, 262,000 shares were available for grant.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

There were no stock options granted during the years ended December 31, 2011 and 2010. A summary of stock options activity under all Plans is presented below (number of shares in thousands):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	8,346	$11.69
Options granted	622	12.46
Options granted - RMI	1,366	19.16
Options exercised	(1,564)	9.92
Options forfeited or expired	(98)	14.77
Balance at December 31, 2009	8,672	13.21
Options exercised	(2,306)	11.97
Options forfeited or expired	(68)	16.54
Balance at December 31, 2010	6,298	13.63
Options exercised	(2,151)	13.53
Options forfeited or expired	(232)	18.85
Balance at December 31, 2011	3,915	13.37

The following table summarizes information related to options outstanding at December 31, 2011 (in thousands, except for contractual life and exercise price data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Exercisable (in thousands)	Weighted Average Exercise Price	Aggregate Instrinsic Value (in thousands)
$1.00-$6.50	540	2.58	$4.99	$24,089	540	$4.99	$24,089
$8.50-$10.71	491	4.37	$9.88	19,480	482	$9.87	19,124
$10.94-$11.97	667	6.08	$11.38	25,465	379	$11.71	14,336
$12.23-$13.93	524	5.03	$13.52	18,879	512	$13.53	18,436
$14.35-$15.73	496	5.71	$15.23	17,019	486	$15.23	16,687
$15.75-$18.91	250	5.02	$17.48	8,034	238	$17.50	7,643
$19.16-$19.16	853	4.85	$19.16	25,940	514	$19.16	15,630
$19.67-$20.22	94	7.19	$19.74	2,801	93	$19.74	2,780
$1.00-$20.22	3,915	4.89	$13.37	$141,707	3,244	$12.97	$118,725

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The aggregate intrinsic value in the table above is based on the Company's closing stock price of $49.57 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The weighted average remaining contractual term of options exercisable at December 31, 2011 was approximately 4.89 years.

As of December 31, 2011, there was approximately $4.3 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 1.9 years.

The total intrinsic value of options exercised for the periods presented were as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Total intrinsic value of options exercised	$66,050	$38,730	$15,560

In conjunction with the Optichron acquisition in April 2011, the Company assumed Optichron’s 2011 Restricted Stock Unit Plan (the "Optichron Plan"), and reserved 548,000 shares of common stock under the Optichron Plan for issuance upon vesting of assumed outstanding restricted stock unit awards. The related restricted stock unit awards are included in the table below. The restricted stock unit awards generally vest over five years. The Company no longer grants awards under the Optichron Plan.

The Company's non-vested stock awards consist of restricted stock awards, restricted stock units, and performance-based restricted stock units. A summary of non-vested stock awards activity is presented below (number of shares in thousands):

	Awards Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2008	1,656	$13.83
Granted	1,498	17.94
Granted - RMI	2,472	20.04
Vested	(458)	15.41
Forfeited	(68)	16.52
Balance at December 31, 2009	5,100	17.87
Granted	980	28.95
Vested	(1,172)	17.20
Forfeited	(250)	19.62
Balance at December 31, 2010	4,658	20.27
Granted	1,852	39.09
Granted - Optichron	548	41.90
Vested	(1,742)	19.19
Forfeited	(401)	23.76
Balance at December 31, 2011	4,915	29.88

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

As of December 31, 2011, there was $110.4 million of total unrecognized compensation cost related to nonvested stock awards granted, which is expected to be recognized over a weighted average remaining vesting period of 2.28 years. The grant date fair value of stock awards that vested during the years ended December 31, 2011, 2010, and 2009, was $33.5 million, $20.2 million, and $7.1 million, respectively.

2004 Employee Stock Purchase Plan
In July 2004, the Company adopted the 2004 employee stock purchase plan, or ESPP, which complies with the requirements of Section 423 of the Internal Revenue Code. The shares reserved under the 2004 ESPP are subject to an automatic increase on January 1 of each year equal to the lesser of 150,000 shares or 0.5% of the outstanding shares of the Company's common stock at the end of the preceding fiscal year. The 2004 ESPP permits eligible employees (as defined in the plan) to purchase up to $25,000 worth of the Company's common stock annually over the course of two six-month offering periods, other than the initial two-year offering period which commenced on July 8, 2004. The purchase price to be paid by participants is 85% of the price per share of the Company's common stock either at the beginning or the end of each six-month offering period, whichever is less. At the Company's 2006 Annual Meeting of Stockholders held on May 18, 2006, its stockholders approved the reduction in the number of shares reserved under the 2004 ESPP by 1,400,000 shares, and the transfer of those reserved shares to the 2004 Equity Incentive Plan. During the year ended December 31, 2011, 2010 and 2009, approximately 158,000, 193,000, and 132,000 shares, respectively, were issued under the 2004 ESPP, and approximately 271,000 shares remain available for future issuance at December 31, 2011. The 2004 ESPP terminates in May 2014.

Stock-Based Compensation Expense
During the year ended December 31, 2011, the Company corrected a limitation in the calculation of stock-based compensation performed by a third party vendor, and as a result, reduced its compensation expenses by $0.5 million. The change was not material to prior periods and was not material to the current year.  The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Cost of revenue	$1,056	$915	$672
Research and development	32,822	25,177	21,527
Selling, general and administrative	23,396	21,549	18,556
Total stock-based compensation expense	$57,274	$47,641	$40,755

In addition, the Company capitalized approximately $0.2 million and $0.1 million of stock-based compensation in inventory as of December 31, 2011 and 2010, respectively, which represented indirect manufacturing costs related to its inventory.

During the year ended December 31, 2011, 23,000 restricted stock units were modified to accelerate the vesting of terminated employees, resulting in $0.9 million of stock-based compensation expense.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Valuation Assumptions
The fair value of each purchase or option granted under all of the Company’s Plans, were estimated at the date of grant using the following weighted-average assumptions (there were no stock options granted during the years ended December 31, 2011 and 2010):

	Year ended December 31,
	2011	2010	2009
Stock Option Plans:
Risk-free interest rate	-	-	2.22%
Expected life of options (in years)	-	-	5.65
Expected dividend yield	-	-	0.00%
Volatility	-	-	55%
Weighted average fair value	-	-	$8.80
Employee Stock Purchase Plan:
Risk-free interest rate	0.15%	0.20%	0.30%
Expected life of options (in years)	0.49	0.50	0.50
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	41%	43%	67%
Weighted average fair value	$9.73	$6.81	$4.57

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

NOTE 7—INCOME TAXES:

The components of loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Domestic	$(20,831)	$(70,416)	$(40,104)
Foreign	3,819	(427)	(10,118)
Loss before income taxes	$(17,012)	$(70,843)	$(50,222)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$(2,964)	$747	$3,484
State	79	105	(31)
Foreign	718	615	190
Total current	(2,167)	1,467	3,643
Deferred:
Federal	$27,786	$(4,958)	$(9,574)
State	14,071	(981)	2,871
Foreign	-	-	-
Total deferred	41,857	(5,939)	(6,703)
Provision for (Benefit from) income taxes	$39,690	$(4,472)	$(3,060)

The provision for (benefit from) income taxes differs from the amount computed by applying the U.S. statutory federal rate to income (loss) before income tax as a result of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Tax at statutory rate	$(5,954)	$(24,795)	$(17,577)
State taxes, net of federal benefit	74	(570)	2,772
Nondeductible stock based compensation	701	448	1,333
Change in valuation allowance	43,340	-	-
Foreign rate differential	(5,950)	(1,129)	9,598
Research and development credits	-	(3,267)	(1,289)
Nondeductible acquisition related contingent consideration	5,376	25,169	1,887
Nontaxable warrants gain	(1,491)	-	-
Acquisition-related costs	3,446	-	-
Other	148	(328)	216
Total Provision for (Benefit from) income taxes	$39,690	$(4,472)	$(3,060)

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$57,884	$32,872
Accrued liabilities and other	6,685	6,487
Deferred stock-based compensation	11,188	10,601
Depreciation and amortization	-	2,891
Research and development tax credits	29,572	21,968
	105,329	74,819
Valuation allowance	(56,783)	(8,483)
Total deferred tax assets	48,546	66,336
Deferred tax liabilities:
Acquired intangible assets and other	(16,023)	(2,988)
Depreciation and amortization	(8,352)	-
Net deferred tax assets	$24,171	$63,348

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities (in thousands):

	December 31,
	2011	2010
Current deferred tax assets	$2,144	$8,428
Non-current deferred tax assets	22,027	54,920
Non-current deferred tax liabilities	-	-
Net deferred tax assets	$24,171	$63,348

The valuation allowance is based on the Company's assessment that it cannot conclude that it is more likely than not that certain deferred tax assets will be realized in the foreseeable future.   As of December 31, 2011 and December 31, 2010, the Company had a valuation allowance of approximately $56.8 million and $8.5 million, respectively.  The Company concluded that a full valuation allowance should be recorded in the U.S. as of December 31, 2011 to the extent that deferred tax assets are not supportable with sources of income like liabilities for uncertain tax positions.  In February 2009, California enacted a statutory provision permitting companies to elect, for income tax purposes, to apply a single sales factor apportionment for years beginning after January 1, 2011.  Based on its anticipated election, the Company established a valuation allowance on certain deferred tax assets associated with its California research and development tax credits, totaling $8.5 million at December 31, 2010.

The deferred tax assets at December 31, 2011 excluded $25.9 million ($9 million at December 31, 2010) related to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

During the year ended December 31, 2011, the Company corrected its deferred tax liabilities and goodwill related to acquired intangible assets and its international structure.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $213.9 million and $151.6 million, respectively.  These federal and state net operating loss carryforwards will expire commencing 2020 and 2012, respectively.  $3.4 million state net operating loss had expired as of December 31, 2011.  The Company also has federal and state research and development tax credit carryforwards of approximately $31.7 million and $34.8 million, respectively.  The federal tax credits carryforwards will expire commencing in 2020 and California tax credits have no expiration date.

For federal and state purposes, a portion of our net operating loss and tax credit carryforwards will be subject to certain limitations on annual utilization due to a change in ownership, as defined by federal and state law.

Undistributed earnings of our foreign subsidiaries of approximately $49.4 million at December 31, 2011 are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

	December 31,
	2011	2010
Beginning balance	$51,286	$49,285
Increase related to current year tax positions	6,195	4,038
Decrease related to current year tax positions	-	(1,739)
Increase related to tax positions of prior years	5,479	956
Decrease related to tax positions of prior years	(1,755)	(1,254)
Ending balance	$61,205	$51,286

As of December 31, 2011, a total of $1.9 million of the unrecognized tax benefits would affect the Company's effective tax rate if recognized.

The Company recognized interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2011, 2010, and 2009, the Company had $0.6 million, $0.8 million, and $0.4 million of accrued interest and zero penalties related to uncertain tax positions.  The Company recognized total interest expense (benefit) of ($0.3 million), $0.4 million, and ($0.1 million) during the year ended December 31, 2011, 2010, and 2009.

The tax years 2000-2011 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject to tax on its taxable income.  The Company anticipates that it is reasonably possible that approximately $0.3 million of unrecognized tax benefits will decrease within the next 12 months due to the expiration of statute of limitations.  The Internal Revenue Service has notified the Company that it will commence an examination of NetLogic’s 2007 and 2009 tax returns.  The Company is also under audit by the California Franchise Tax Board for its 2006 and 2007 tax returns.  The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material effect on its consolidated financial position, results of operations or cash flows.

Our subsidiary in India has received tax benefits under the India Tax Holiday provision. The Tax Holiday in India expired on March 31, 2011.  The Company received tax benefits of approximately $0.1 million and $0.3 million in 2011 and 2010 respectively.  The impact to earnings per share was not material in 2011 or 2010.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

NOTE 8—COMMITMENTS AND CONTINGENCIES:

Leases
The Company acquires rights to use certain software engineer design tools under software licenses, accounting for such arrangements similar to capital leases.

The Company also leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire through 2018. The terms of certain facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.  Rent expense for the years ended December 31, 2011, 2010 and 2009 was $4.0 million, $4.1 million, and $1.5 million, respectively.

Future minimum commitments as of December 31, 2011 under non-cancelable software licenses and operating lease agreements, including significant common area maintenance charges for facility leases, were as follows (in thousands):

Year Ending December 31,	Software licenses	Operating Leases	Total
2012	5,459	3,188	8,647
2013	2,187	4,331	6,518
2014	860	4,335	5,195
2015	-	4,468	4,468
2016	-	4,241	4,241
2017 and thereafter	-	6,262	6,262
	8,506	$26,825	$35,331
Less: Interest component	(247)
Present value of minimum lease payment	8,259
Less: Current portion	(5,281)
Long-term portion of obligations	$2,978

Purchase Commitments
At December 31, 2011, the Company had approximately $11.0 million in firm, non-cancelable and unconditional purchase commitments with its suppliers.

Contingencies
From time to time the Company is a party to claims and litigation proceedings arising in the normal course of business. Currently, the Company does not believe that there are any claims or litigation proceedings involving matters that will result in the payment of monetary damages, that, in the aggregate, would be material in relation to its business, financial position, results of operations or cash flows. There can be no assurance, however, that any such matters will be resolved without costly litigation, in a manner that is not adverse to the Company’s business, financial position, results of operations or cash flows, or without requiring royalty payments in the future that may adversely impact gross margins.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Litigation Regarding the Merger
 On September 16, 2011, a putative class action lawsuit, New Jersey Carpenters Pension Fund v. Broyles, et al., Case No. 111CV209381, challenging the Merger was filed in California Superior Court, County of Santa Clara (referred to as the “California Action”) against Broadcom, Merger Sub and the members of our board of directors. On September 20, 2011, another putative class action lawsuit, Vincent Anthony Danielo v. NetLogic Microsystems, Inc., et al., CA No. 6881, challenging the Merger was filed in the Court of Chancery of the State of Delaware (referred to as the “Delaware Action”) against NetLogic, Broadcom, Merger Sub and the members of our board of directors. The complaints in both lawsuits allege that our directors violated their fiduciary duties to our stockholders by, among other things, failing to ensure a fair sale process and a fair price in connection with the Merger, and acting to further their personal interests and the interests of Broadcom at the expense of NetLogic’s stockholders. Each lawsuit also alleges that Broadcom and Merger Sub aided and abetted our directors in breaching their fiduciary duties. On October 7, 2011, the plaintiff in the California Action filed an amended complaint adding allegations that the preliminary proxy statement filed on October 5, 2011 contained inadequate and misleading disclosures under Delaware law by failing to provide additional and more detailed disclosures regarding the events leading up to the merger, the analysis and opinion of Qatalyst, and the Company Projections. On October 19, 2011, the plaintiff in the Delaware Action filed his amended complaint adding similar disclosure claims. The plaintiffs in both lawsuits seek to enjoin the consummation of the Merger and seek an award of the costs of the action, including reasonable allowances for attorneys’ and experts’ fees, among other relief. On October 7, 2011, defendants in the California Action filed a motion to stay that action pending the resolution of the Delaware Action. On October 3, 2011, the Broadcom defendants filed an answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 13, 2011, the NetLogic defendants filed their answer to the original Delaware Action complaint denying all the substantive allegations and asserting affirmative defenses. On October 19, 2011, the NetLogic defendants filed a motion to dismiss the Delaware Action. On November 11, 2011 the parties to the Delaware and California Actions (the “Actions”) reached an agreement-in-principle memorialized in a Memorandum of Understanding (“MOU”) that provides for a settlement of the Actions.  The MOU provided that NetLogic would make certain supplemental disclosures regarding the Merger.  All further proceedings in the Actions (other than those that relate to the settlement) have been stayed.  The settlement is contingent upon, among other things, the certification of a settlement class, notice to the class, a hearing on the settlement, fairness of the settlement, approval of the settlement by the Court in the California Action, and the closing of the Merger.

At December 31, 2011, $0.8 million was recognized associated with this pending settlement which was considered probable and has been included in acquisition related costs in the Consolidated Statements of Operations.

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

NOTE 9—SEGMENT INFORMATION:

The Company operates as one operating and reportable segment and sells its products to customers in North America, Asia and Europe. The components of revenue by geographic regions reported below were based on the customer’s ship-to address. The following is a summary of the geographic information related to revenues for the periods presented:

	Year ended December 31,
	2011	2010	2009
Revenue:
China	48%	38%	27%
Malaysia	13%	26%	31%
United States	20%	18%	25%
Other	19%	18%	16%
Total	100%	100%	100%

Substantially all of the Company's tangible assets are located in the United States of America.

NOTE 10—EMPLOYEE BENEFIT PLAN:

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has not made any contributions to the plan.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

NOTE 11—AVAILABLE-FOR-SALE INVESTMENTS:

The following is a summary of available-for-sale investments as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investments in:
Money market funds	$151,761	$-	$-	$151,761
U.S. government agency securities	67,864	13	(1)	67,876
U.S. treasury securities	10,964	1	-	10,965
Privately held debt investments	10,000	-	(2,131)	7,869
Total	$240,589	$14	$(2,132)	$238,471

Reported as:
Cash and cash equivalents	$151,761	$-	$-	$151,761
Short-term investments	78,828	14	(1)	78,841
Other assets	10,000	-	(2,131)	7,869
Total	$240,589	$14	$(2,132)	$238,471

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investments in:
Money market funds	$60,026	$-	$-	$60,026
U.S. government agency securities	153,864	33	(80)	153,817
U.S. treasury securities	16,414	1	(1)	16,414
Privately held debt investments	5,000	-	-	5,000
Total	$235,304	$34	$(81)	$235,257

Reported as:
Cash and cash equivalents	$74,613	$1	$(1)	$74,613
Short-term investments	155,691	33	(80)	155,644
Other assets	5,000	-	-	5,000
Total	$235,304	$34	$(81)	$235,257

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Excluding money market funds, which do not have stated contractual maturity dates, the fair value of the Company's investments by contractual maturity at December 31, 2011 is as follows (in thousands):

December 31,
2011
Investments:
Due in 1 year or less	$73,830
Due after 1 year through 5 years	12,880
Total	$86,710

Net unrealized holding gains and losses on available-for-sale investments are included in the Consolidated Statement of Comprehensive Loss and is a separate component of stockholders' equity at December 31, 2011.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

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

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its financial assets, specifically cash equivalents, marketable securities and debt investment in a privately held corporation, and financial liabilities, specifically contingent earn-out liability, at fair value on a recurring basis.  There was no outstanding contingent earn-out liability at December 31, 2010.  The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2011 and 2010 (in thousands):

		Fair Value Measurements at December 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobserv-able Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$151,761	$151,761	$-	$-
U.S. government agency securities	67,876	-	67,876	-
U.S. treasury securities	10,965	-	10,965	-
Privately held debt investments	7,869	-	-	7,869
Total	$238,471	$151,761	$78,841	$7,869
Liabilities:
Contingent earn-out liability:
Current portion	$51,741	$-	$-	$51,741
Long-term portion	6,193	-	-	6,193
Total	$57,934	$-	$-	$57,934

		Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobserv-able Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$60,026	$60,026	$-	$-
U.S. government agency securities	153,817	-	153,817	-
U.S. treasury securities	16,414	-	16,414	-
Privately held debt investments	5,000	-	-	5,000
Total	$235,257	$60,026	$170,231	$5,000

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The following table summarizes the activity related to the fair value of investments using Level 3 inputs (in thousands):

	December 31,
	2011	2010
Privately held debt investments:
Beginning balance	$5,000	$-
Impairment charge on other investment	(1,276)	-
Reclassification of investment measured at carrying value	(3,724)	-
Purchases of long-term investment	10,000	5,000
Unrecognized loss on available-for-sale investment included in other comprehensive income	(2,131)	-
Ending balance	$7,869	$5,000

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

The Company acquired RMI Corporation (“RMI”) on October 30, 2009 and Optichron on April 5, 2011, and the acquisition consideration included contingent earn-out payments – see Note 2 for details.

In December 2010, the Company delivered approximately 2.4 million shares of the Company’s common stock and $11.5 million cash as full settlement of its earn-out consideration obligation to the former holders of RMI stock.  Thus, the contingent earn-out liability for the RMI acquisition was settled in full as of December 31, 2010.

The Company recognized an initial estimate of the contingent earn-out liability related to Optichron of $43.5 million at the date of completion of the acquisition.  The key assumptions behind the estimate were a discount rate of 15% and a probability-weighted level of revenue achievement over the earn-out period.  Changes in the fair value of the Optichron contingent earn-out liability subsequent to the acquisition completion date, including changes in the Company’s estimate of probability-weighted revenue achievements and discount rate, are recognized in earnings in the periods in which the estimated fair value changes.  Increases in the fair value of the contingent earn-out liability since the acquisition date through December 31, 2011 of $14.5 million primarily related to an increase in probability-weighted revenue achievements and the completion of the first earn-out measurement period.  The Company may continue to record significant changes in the fair value of the contingent earn-out consideration through December 31, 2012.

NETLOGIC MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2011

The following table summarizes the activity related to contingent earn-out liability for the periods presented (in thousands):

	December 31,
	2011	2010
Beginning balance	$-	$11,687
Acquisition date fair value measurement against goodwill	43,475	-
Adjustment to fair value measurement charged to net income	14,459	71,725
Settlement of liability in stock	-	(71,884)
Settlement of liability in cash	-	(11,528)
Ending balance	$57,934	$-

Ending balance represented by:
Optichron acquisition:
Current portion	$51,741	$-
Long-term portion	6,193	-
	$57,934	$-

SUPPLEMENTARY FINANCIAL DATA
Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2011. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net income (loss) per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. All share and per share amounts presented below have been retroactively adjusted to reflect the 2-for-1 stock dividend that we paid on March 19, 2010 to stockholders of record as of March 5, 2010.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2011	(restated)	(restated)	(restated)
Total revenue	$98,669	$103,689	$106,808	$96,247
Gross profit	$60,427	$60,468	$67,118	$60,912
Net income (loss)	$2,045	$(35,181)	$6,486	$(30,052)
Net income (loss) per share - basic	$0.03	$(0.51)	$0.09	$(0.43)
Net income (loss) per share - diluted	$0.03	$(0.51)	$0.09	$(0.43)
Shares used in calculation - basic	68,078	68,686	69,392	70,547
Shares used in calculation - diluted	72,792	68,686	73,581	70,547

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2010
Total revenue	$86,251	$95,014	$100,052	$100,428
Gross profit	$34,920	$52,002	$59,529	$61,867
Net income (loss)	$(57,337)	$(4,835)	$5,209	$(9,408)
Net income (loss) per share - basic	$(0.99)	$(0.08)	$0.08	$(0.14)
Net income (loss) per share - diluted	$(0.99)	$(0.08)	$0.08	$(0.14)
Shares used in calculation - basic	57,993	62,875	63,632	65,155
Shares used in calculation - diluted	57,993	62,875	67,933	65,155

Restatement Adjustments

In connection with the departure of an officer and the payment of his separation package which occurred in December 2011, the Company determined that the severance benefit should have been recorded as an expense during the three months ended March 31, 2011 rather than when the severance benefits were paid in December 2011.  Consequently, cash severance expenses of $384,000, as well as stock compensation expenses of $4,013,000 associated with accelerated vesting of 226,934 common shares with respect to stock options and 126,072 common shares from awards of restricted stock units should have been accrued in a prior period, specifically the three months ended March 31, 2011.  There were no impacts on any other quarterly periods.

    In addition, the Company is correcting an under accrual of acquisition-related costs, consisting of legal expenses of $723,000 during the three months ended September 30, 2011.

    The impact of the errors to the consolidated balance sheets as of March 31, 2011, June 30, 2011 and September 30, 2011 was not material.  Total current assets increased by $438,000 and total current liabilities increased by $4.4 million as of March 31, 2011 and June 30, 2011.   The consolidated balance sheet has been presented as of September 30, 2011.  There was no impact to the cash flows from operating, investing and financing activities for all interim periods; accordingly, consolidated statements of cash flows have not been presented for the three and six months ended March 31, 2011 and June 30, 2011, respectively.  The consolidated statement of cash flows has been presented for the nine-months ended September 30, 2011.

The table below reflects the breakdown by quarter of the restatement adjustments to net income (loss) and total adjustments for the nine months ended September 30, 2011.  The consolidated financial statements were restated as follows (in thousands):

	Net income (loss), as previously reported	Stock compen-sation	Cash severance	Acquisition-related costs	Benefit from income taxes	Total adjustments, net of tax	Net income (loss), as restated
Three months ended March 31, 2011	$6,004	$(4,013)	$(384)	$-	$438	$(3,959)	$2,045
Three months ended June 30, 2011	(35,181)	-	-	-	-	-	(35,181)
Three months ended September 30, 2011	7,209	-	-	(723)	-	(723)	6,486
Nine months ended September 30, 2011	$(21,968)	$(4,013)	$(384)	$(723)	$438	$(4,682)	$(26,650)

    The following table presents the cumulative impact of financial statement adjustments on the previously reported consolidated statement of operations for the three months ended March 31, 2011 (in thousands, except for per share amounts):

	Three Months Ended March 31, 2011
	As Previously Reported	Adjustments		As Restated
Revenue	$98,669	$-		$98,669
Cost of revenue	38,242	-		38,242
Gross profit	60,427	-		60,427
Operating expenses:
Research and development	32,825	-		32,825
Selling, general and administrative	20,414	4,397	(A)(B)	24,811
Acquisition-related costs	487	-		487
Total operating expenses	53,726	4,397		58,123
Income from operations	6,701	(4,397)		2,304
Other income (expense):
Interest and other income (expense), net	311	-		311
Income before income taxes	7,012	(4,397)		2,615
Benefit from income taxes	1,008	(438)	(C)	570
Net income	$6,004	$(3,959)		$2,045
Net income per share - Basic	$0.09			$0.03
Net income per share - Diluted	$0.08			$0.03
Shares used in calculation - Basic	68,002	76	(D)	68,078
Shares used in calculation - Diluted	72,696	96	(D)	72,792

(A)	Adjustments for cash severance associated with the officer’s separation package
(B)	Adjustments for stock compensation associated with the officer’s separation package
(C)	Adjustments to record the tax effect of (A) and (B)
(D)	Adjustments for the effects of vesting acceleration in basic and diluted share count

    The following table presents the cumulative impact of financial statement adjustments on the previously reported consolidated statement of operations for the three and six months ended June 30, 2011 (in thousands, except for per share amounts):

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenue	$103,689	$-		$103,689	$202,358	$-		$202,358
Cost of revenue	43,221	-		43,221	81,463	-		81,463
Gross profit	60,468	-		60,468	120,895	-		120,895
Operating expenses:
Research and development	40,789	-		40,789	73,614	-		73,614
Selling, general and administrative	21,311	-		21,311	41,725	4,397	(A)(B)	46,122
Change in contingent earn-out liability	36,711	-		36,711	36,711	-		36,711
Acquisition-related costs	1,446	-		1,446	1,933	-		1,933
Total operating expenses	100,257	-		100,257	153,983	4,397		158,380
Loss from operations	(39,789)	-		(39,789)	(33,088)	(4,397)		(37,485)
Other income (expense):
Gain recognized on investment in Optichron, Inc.	4,259	-		4,259	4,259	-		4,259
Impairment charge on other investment	(1,276)	-		(1,276)	(1,276)	-		(1,276)
Interest and other income (expense), net	93	-		93	404	-		404
Loss before income taxes	(36,713)	-		(36,713)	(29,701)	(4,397)		(34,098)
Benefit from income taxes	(1,532)	-		(1,532)	(524)	(438)	(C)	(962)
Net loss	$(35,181)	$-		$(35,181)	$(29,177)	$(3,959)		$(33,136)
Net loss per share -Basic	$(0.51)			$(0.51)	$(0.43)			$(0.48)
Net loss per share -Diluted	$(0.51)			$(0.51)	$(0.43)			$(0.48)
Shares used in calculation -Basic	68,560	126	(D)	68,686	68,489	101	(D)	68,590
Shares used in calculation -Diluted	68,560	126	(D)	68,686	68,489	101	(D)	68,590

(A)	Adjustments for cash severance associated with the officer’s separation package
(B)	Adjustments for stock compensation associated with the officer’s separation package
(C)	Adjustments to record the tax effect of (A) and (B)
(D)	Adjustments for the effects of vesting acceleration in basic and diluted share count

    The following table presents the cumulative impact of financial statement adjustments on the previously reported consolidated statement of operations for the three and nine months ended September 30, 2011 (in thousands, except for per share amounts):

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenue	$106,808	$-		$106,808	$309,166	$-		$309,166
Cost of revenue	39,690	-		39,690	121,153	-		121,153
Gross profit	67,118	-		67,118	188,013	-		188,013
Operating expenses:
Research and development	39,848	-		39,848	113,462	-		113,462
Selling, general and administrative	22,000	-		22,000	63,725	4,397	(A)(B)	68,122
Change in contingent earn-out liability	(5,295)	-		(5,295)	31,416	-		31,416
Acquisition-related costs	5,591	723	(E)	6,314	7,524	723	(E)	8,247
Total operating expenses	62,144	723		62,867	216,127	5,120		221,247
Income (loss) from operations	4,974	(723)		4,251	(28,114)	(5,120)		(33,234)
Other income (expense):
Gain recognized on investment in Optichron, Inc.	-	-		-	4,259	-		4,259
Impairment charge on other investment	-	-		-	(1,276)	-		(1,276)
Interest and other income (expense), net	94	-		94	498	-		498
Income (loss) before income taxes	5,068	(723)		4,345	(24,633)	(5,120)		(29,753)
Benefit from income taxes	(2,141)	-		(2,141)	(2,665)	(438)	(C)	(3,103)
Net income (loss)	$7,209	$(723)		$6,486	$(21,968)	$(4,682)		$(26,650)
Net income (loss) per share -Basic	$0.10			$0.09	$(0.32)			$(0.39)
Net income (loss) per share -Diluted	$0.10			$0.09	$(0.32)			$(0.39)
Shares used in calculation -Basic	69,266	126	(D)	69,392	68,585	109	(D)	68,694
Shares used in calculation -Diluted	73,498	83	(D)	73,581	68,585	109	(D)	68,694

(A)	Adjustments for cash severance associated with the officer’s separation package
(B)	Adjustments for stock compensation associated with the officer’s separation package
(C)	Adjustments to record the tax effect of (A) and (B)
(D)	Adjustments for the effects of vesting acceleration in basic and diluted share count
(E)	Adjustments for under accrual of acquisition-related costs

The following table presents the cumulative impact of financial statement adjustments on the previously reported consolidated balance sheet as of September 30, 2011 (in thousands):

	September 30, 2011
	As Previously Reported	Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$125,751			$125,751
Short-term investments	116,621			116,621
Accounts receivables, net	38,916			38,916
Inventories	38,326			38,326
Deferred income taxes	7,493			7,493
Prepaid expenses and other current assets	12,536	438	(C)	12,974
Total current assets	339,643			340,081
Property and equipment, net	31,235			31,235
Goodwill	167,152			167,152
Intangible assets, net	204,029			204,029
Other assets	78,521			78,521
Total assets	$820,580			$821,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,470			$16,470
Accrued liabilities	29,275	1,107	(A)(E)	30,382
Contingent earn-out liability, current	71,024			71,024
Deferred margin	2,932			2,932
Software licenses and other obligations, current	4,722			4,722
Total current liabilities	124,423			125,530
Contingent earn-out liability, long-term	3,867			3,867
Software licenses and other obligations, long-term	3,394			3,394
Other liabilities	41,520			41,520
Total liabilities	173,204			174,311
Stockholders' equity
Common stock	696			696
Additional paid-in capital	860,623	4,013	(B)	864,636
Accumulated other comprehensive loss	(2,461)			(2,461)
Accumulated deficit	(211,482)	(4,682)	(A)(B)(C)(E)	(216,164)
Total stockholders' equity	647,376			646,707
Total liabilities and stockholders' equity	$820,580			$821,018

(A)	Adjustments for cash severance associated with the officer’s separation package
(B)	Adjustments for stock compensation associated with the officer’s separation package
(C)	Adjustments to record the tax effect of (A) and (B)
(E)	Adjustments for under accrual of acquisition-related costs

    The following table presents the cumulative impact of financial statement adjustments on the previously reported consolidated statement of cash flows for the nine months ended September 30, 2011 (in thousands):

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(21,968)	$(4,682)	(A)(B)(C)(E)	$(26,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,246			51,246
Loss on disposal of property and equipment	52			52
Amortization of premium related to debt securities, net	1,060			1,060
Stock-based compensation	39,526	4,013	(B)	43,539
Recovery of doubtful accounts	(55)			(55)
Provision for inventory reserves	5,132			5,132
Gain recognized on investment in Optichron, Inc.	(4,259)			(4,259)
Impairment charge on other investment	1,276			1,276
Deferred income taxes, net	114			114
Excess tax benefit from stock-based awards	(248)			(248)
Changes in current assets and liabilities:
Accounts receivables	(15,232)			(15,232)
Inventories	(4,260)			(4,260)
Prepaid expenses and other assets	232	(438)	(C)	(206)
Accounts payable and accrued liabilities	(4,534)	1,107	(A)(E)	(3,427)
Cash settled contingent earn-out liability	31,416			31,416
Deferred margin	(2,254)			(2,254)
Other long-term liabilities	2,507			2,507
Net cash provided by operating activities	79,751			79,751
Cash flows from investing activities:
Acquisition of Optichron, Inc, net of cash acquired of $2.5 million	(74,679)			(74,679)
Purchase of property and equipment	(8,720)			(8,720)
Purchase of short-term investments	(94,259)			(94,259)
Sales and maturities of short-term investments	132,230			132,230
Purchase of long term investments and other	(17,500)			(17,500)
Net cash used in investing activities	(62,928)			(62,928)
Cash flows from financing activities:
Payments of software license and other obligations	(4,931)			(4,931)
Proceeds from issuance of common stock	17,939			17,939
Tax payments related to vested awards	(4,851)			(4,851)
Excess tax benefit from stock-based awards	248			248
Net cash provided by financing activities	8,405			8,405
Net increase (decrease) in cash and cash equivalents	25,228			25,228
Cash and cash equivalents at beginning of year	100,523			100,523
Cash and cash equivalents at end of year	$125,751			$125,751

(A)	Adjustments for cash severance associated with the officer’s separation package
(B)	Adjustments for stock compensation associated with the officer’s separation package
(C)	Adjustments to record the tax effect of (A) and (B)
(E)	Adjustments for under accrual of acquisition-related costs

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the material weakness in our internal control over financial reporting described below.  The Company's disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses described below, our current management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined that we did not maintain effective controls over non-standard equity transactions.  Specifically our control over the evaluation of the accounting for a non-routine triggering event with respect to a severance arrangement applicable to an outstanding award of stock-based compensation did not operate effectively,  which resulted in a material adjustment to our first quarter ended March 31, 2011.  Additionally, this control deficiency could result in misstatements of stock compensation and severance expenses and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears as part of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Since December 31, 2011, we have begun the implementation of remedial actions described below.  However, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Planned Remedial Actions of Material Weakness

Our planned remedial action is to require an accounting analysis to be prepared and documented on a timely basis for non-standard equity transactions related to severance arrangements.

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive directors, executive officers and corporate governance required to be provided in response to this item will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

We have adopted a Code of Business Conduct and Ethics for Employees, Executive Officers and Directors that applies to all of our employees and directors. We have posted this Code of Business Conduct and Ethics on the Company's website at www.netlogicmicro.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation required to be provided in response to this item will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership and securities authorized for issuance under equity compensation plans will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit	Description
2.1	Agreement and Plan of Merger dated March 20, 2011 by and among the registrant, Optichron and David Liddle, as the representative of Optichron’s former stockholders (1)

2.2	Form of Common Stock Purchase Agreement dated March 20, 2011 by and between the registrant and certain former stockholders of Optichron (1)

2.3	Agreement and Plan of Merger dated September 11, 2011 by and among the registrant, Broadcom and I&N Acquisition Corp. (2)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (3)

3.4	Bylaws of the registrant (4)

4.1	Specimen common stock certificate (5)

4.2	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (6)

4.2.1	First Amendment to Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated September 11, 2011 (7)

4.3*	Form of Stock Option Agreement (8)

4.4*	Form of Restricted Stock Unit Agreement (9)

10.1*	2000 Stock Plan and forms of related agreements (10)

10.2*	Amended and Restated 2004 Equity Incentive Plan (11)

10.2.1*	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Plan (12)

10.2.2*	Form of Restricted Stock Agreement under Amended and Restated 2004 Equity Incentive Plan (13)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (14)

Exhibit	Description
10.4	Form of Indemnity Agreement (10)

10.5	Not in use.

10.6	Not in use.

10.7	Not in use.

10.8	Not in use.

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (15)

10.10*	Incentive Bonus Plan effective May 5, 2005 (16)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (17)†

10.12	Not in use.

10.13	Not in use.

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (18)

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (19)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (19)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (19)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (19)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (19)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (19)

10.21*	Form of Restricted Stock Unit Award Agreement (20)

10.22*	Employment offer letter, dated June 30, 2009, between the registrant and Behrooz Abdi (21)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (22)

10.24	Not in use.

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (22)

10.26	Form of Restricted Stock Agreement for New Employee Inducement Grants (23)

10.27*	NetLogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (24)

10.28*	Not in use.

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2008 New Employee Inducement Incentive Plan (25)

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the Amended and Restated 2004 Equity Incentive Plan (25)

10.31	Not in use.

10.32*	Form of Change of Control Agreement dated April 25, 2011 between the registrant and each of Ronald Jankov, Michael Tate and Roland Cortes (26)

10.33	Not in use.

10.34	Not in use.

10.35	Not in use.

10.36	Not in use.

10.37	Not in use.

Exhibit	Description
10.38	Office Lease by and between the registrant and Carr NP Properties, L.L.C. and 3975 Freedom Circle Drive L.L.C. dated March 19, 2010 (27)

21.1**	List of Subsidiaries of Registrant

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1**	Rule 13a-14 certification

31.2**	Rule 13a-14 certification

32.1**	Section 1350 certification

32.2**	Section 1350 certification

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

(2)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011.

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

(6)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission on July 8, 2004.

(7)	Incorporated by reference to Exhibit 1 to the Amendment No. 1 on Form 8-A/A filed by the registrant with the Securities and Exchange Commission on September 12, 2011.

(8)	Incorporated by reference to Exhibit 4.3 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(9)	Incorporated by reference to Exhibit 4.4 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(10)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on April 16, 2004.

(11)	Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.

(12)
Incorporated by reference to the same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(13)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006.

(14)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission on July 23, 2004.

(15)
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

(18)
Incorporated by reference to the same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(19)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on May 19, 2004.

(20)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission on October 31, 2007.

(21)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.

(22)
Incorporated by reference to same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(23)	Incorporated by reference to Exhibit 10.2.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(24)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.

(25)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

(26)
Incorporated by reference to the same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 1, 2011.

(27)	Incorporated by reference to the same-numbered exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2010.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***
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

Dated: February 15, 2012	NETLOGIC MICROSYSTEMS, INC.

	By	/s/ RONALD JANKOV
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

Name	Title	Date

/s/ RONALD JANKOV Ronald Jankov	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2012

/s/ MICHAEL TATE Michael Tate	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2012

/s/ LEONARD PERHAM Leonard Perham	Director	February 15, 2012

/s/ NORMAN GODINHO Norman Godinho	Director	February 15, 2012

/s/ ALAN KROCK Alan Krock	Director	February 15, 2012

/s/ DOUGLASS BROYLES Douglas Broyles	Director	February 15, 2012

/s/ STEVE DOMENIK Steve Domenik	Director	February 15, 2012

/s/ MARVIN BURKETT Marvin Burkett	Director	February 15, 2012

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(in thousands)

	Balance at Beginning of Period	Additions	Write-off Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2011	$357	$(89)	$(90)	$178
Year ended December 31, 2010	$259	$131	$(33)	$357
Year ended December 31, 2009	$68	$4	$187	$259

Income Tax Valuation Allowance:
Year ended December 31, 2011	$8,483	$48,300	$-	$56,783
Year ended December 31, 2010	$7,043	$1,440	$-	$8,483
Year ended December 31, 2009	$-	$7,043	$-	$7,043

Exhibit	Description
2.1	Agreement and Plan of Merger dated March 20, 2011 by and among the registrant, Optichron and David Liddle, as the representative of Optichron’s former stockholders (1)

2.2	Form of Common Stock Purchase Agreement dated March 20, 2011 by and between the registrant and certain former stockholders of Optichron (1)

2.3	Agreement and Plan of Merger dated September 11, 2011 by and among the registrant, Broadcom and I&N Acquisition Corp. (2)

3.1	Restated Certificate of Incorporation of the registrant filed on August 2, 2004 (3)

3.4	Bylaws of the registrant (4)

4.1	Specimen common stock certificate (5)

4.2	Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated July 7, 2004 (6)

4.2.1	First Amendment to Rights Agreement by and between the registrant and Wells Fargo Bank, National Association, dated September 11, 2011 (7)

4.3*	Form of Stock Option Agreement (8)

4.4*	Form of Restricted Stock Unit Agreement (9)

10.1*	2000 Stock Plan and forms of related agreements (10)

10.2*	Amended and Restated 2004 Equity Incentive Plan (11)

10.2.1*	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Plan (12)

10.2.2*	Form of Restricted Stock Agreement under Amended and Restated 2004 Equity Incentive Plan (13)

10.3*	2004 Employee Stock Purchase Plan and forms of related agreements (14)

Exhibit	Description
10.4	Form of Indemnity Agreement (10)

10.5	Not in use.

10.6	Not in use.

10.7	Not in use.

10.8	Not in use.

10.9*	Form of Change-In-Control Agreement between the registrant and each of certain officers thereof (15)

10.10*	Incentive Bonus Plan effective May 5, 2005 (16)

10.11	Form of Master Purchase Agreement by and between the registrant and Cisco Systems, Inc. (17)†

10.12	Not in use.

10.13	Not in use.

10.14	Second Amendment to Lease between Mission West Charleston, LLC and NetLogic Microsystems, Inc. (18)

10.15	Standard Form Lease by and between the registrant and Mission West Properties, L.P. dated May 3, 2004 (19)

10.16*	Employment offer letter, dated April 12, 2000, between the registrant and Ronald Jankov (19)

10.17*	Employment offer letter, dated April 1, 1999, between the registrant and Roland Cortes (19)

10.18*	Employment offer letter, dated March 15, 2002, between the registrant and Ibrahim Korgav, as amended (19)

10.19*	Employment offer letter, dated February 9, 1996, between the registrant and Varadarajan Srinivasan (19)

10.20*	Employment offer letter, dated June 7, 1999, between the registrant and Marcia Zander (19)

10.21*	Form of Restricted Stock Unit Award Agreement (20)

10.22*	Employment offer letter, dated June 30, 2009, between the registrant and Behrooz Abdi (21)

10.23*	Employment offer letter, dated July 11, 2007, between registrant and Michael Tate (22)

10.24	Not in use.

10.25	Purchase Agreement between Registrant and Wintec Industries, Inc.† (22)

10.26	Form of Restricted Stock Agreement for New Employee Inducement Grants (23)

10.27*	NetLogic Microsystems, Inc. 2008 New Employee Inducement Incentive Plan dated January 16, 2008 (24)

10.28*	Not in use.

10.29*	Form of Notice of Restricted Stock Unit Award and Agreement under the registrant's 2008 New Employee Inducement Incentive Plan (25)

10.30*	Form of Notice of Restricted Stock Unit Award and Agreement under the Amended and Restated 2004 Equity Incentive Plan (25)

10.31	Not in use.

10.32*	Form of Change of Control Agreement dated April 25, 2011 between the registrant and each of Ronald Jankov, Michael Tate and Roland Cortes (26)

10.33	Not in use.

10.34	Not in use.

10.35	Not in use.

10.36	Not in use.

10.37	Not in use.

Exhibit	Description
10.38	Office Lease by and between the registrant and Carr NP Properties, L.L.C. and 3975 Freedom Circle Drive L.L.C. dated March 19, 2010 (27)

21.1**	List of Subsidiaries of Registrant

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1**	Rule 13a-14 certification

31.2**	Rule 13a-14 certification

32.1**	Section 1350 certification

32.2**	Section 1350 certification

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the same-numbered exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

(2)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2011.

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

(6)	Incorporated by reference to Exhibit 99 (i) to Form 8-A (Registration No. 000-50838) filed by the registrant with the Securities and Exchange Commission on July 8, 2004.

(7)	Incorporated by reference to Exhibit 1 to the Amendment No. 1 on Form 8-A/A filed by the registrant with the Securities and Exchange Commission on September 12, 2011.

(8)	Incorporated by reference to Exhibit 4.3 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(9)	Incorporated by reference to Exhibit 4.4 to Form S-8 (Registration No. 333-162765) filed by the registrant with the Securities and Exchange Commission on October 30, 2009.

(10)	Incorporated by reference to the same-numbered exhibit to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on April 16, 2004.

(11)	Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.

(12)
Incorporated by reference to the same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(13)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006.

(14)	Incorporated by reference to the same-numbered exhibit to Form S-8 (Registration No. 333-117619) filed by the registrant with the Securities and Exchange Commission on July 23, 2004.

(15)
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

(18)
Incorporated by reference to the same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(19)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Form S-1 (Registration No. 333-114549) filed by the registrant with the Securities and Exchange Commission on May 19, 2004.

(20)	Incorporated by reference to Exhibit 10.25 to Form S-8 (Registration No. 333-147064) filed by the registrant with the Securities and Exchange Commission on October 31, 2007.

(21)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.

(22)
Incorporated by reference to same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(23)	Incorporated by reference to Exhibit 10.2.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 7, 2007.

(24)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.

(25)
Incorporated by reference to the same-numbered exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

(26)
Incorporated by reference to the same-numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 1, 2011.

(27)	Incorporated by reference to the same-numbered exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2010.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***
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