Form 10-K/A
period 2011-12-31
NETLOGIC MICROSYSTEMS INC
filed 2012-02-17
CIK 1135711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-50838

NETLOGIC MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0455244
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3975 Freedom Circle, Santa Clara, California	95054
(Address of principal executive office)	(Zip Code)

(408) 454-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,789,203,523 (based on the last reported sale price of $40.42 on June 30, 2011).

71,555,374 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

NetLogic Microsystems, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 15, 2012 (Original Report), in order to add certain information required by the following items of Form 10-K:

Item	Description

ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. This Amendment No. 1 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1should be read in conjunction with our Original Report and any other filings we made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for Employees, Executive Officers and Directors that applies to all of our employees and directors. We have posted this Code of Business Conduct and Ethics on our website at www.netlogicmicro.com.

Executive Officers of the Registrant

The following table provides the names, ages and offices of each of our current executive officers:

Name	Age	Position
Ronald Jankov	53	Director, Chief Executive Officer and President
Michael Tate	45	Vice President and Chief Financial Officer
Marcia Zander	49	Senior Vice President of Worldwide Sales
Varadarajan Srinivasan	61	Vice President of Product Development and Chief Technical Officer
Dimitrios Dimitrelis	54	Vice President of Engineering
Mozafar Maghsoudnia	46	Vice President of Worldwide Manufacturing
Ibrahim Korgav	63	Senior Vice President of Worldwide Business Operations
Chris O’Reilly	39	Vice President of Marketing
Roland Cortes	46	Vice President, General Counsel and Secretary

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

Marcia Zander has served as our Senior Vice President of Worldwide Sales since January 2006 and Vice President of Sales since July 1999. Prior to joining us, Ms. Zander was a top performer in semiconductor sales and sales management for QuadRep, Inc., a leading manufacturer representative firm. Before joining QuadRep, Ms. Zander held sales and sales management positions at AVX Corporation and Corning Electronics.

Varadarajan Srinivasan has served as our Vice President of Product Development since March 1996, and as our Chief Technical Officer since August 2000. Dr. Srinivasan co-founded us and is the principal designer of a number of our product architectures. Prior to co-founding us, Dr. Srinivasan was director of design at Quality Semiconductor. Before joining Quality in 1989, he designed the world’s fastest bipolar PLD at Aspen Semiconductor. Before Aspen, Dr. Srinivasan was a design engineer at IDT, where he was a principal designer of the company’s SRAMs, specialty and multi-port memories. He also designed DRAM and SRAM products at Fairchild Semiconductor.

Dimitrios Dimitrelis has served as our Vice President of Engineering since July 2002. From July 1999 to March 2002, Mr. Dimitrelis was Director of Engineering for Vitesse Semiconductor Corp., a communications integrated circuit company, where he was primarily responsible for the development of a 10G network processor. Before joining Vitesse, Dr. Dimitrelis spent 11 years at VLSI Technology where his last assignment was the management of the ARM peripherals development group. In this role, he managed teams responsible for development of ARM peripheral IP components and for the integration of ARM processors into VLSI’s product portfolio.

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

Board of Directors

Members of the Board of Directors

The names of each of our current directors and certain information about them are set forth below:

Name	Age	Position
Leonard Perham (1)(2)	68	Director, Chairman of the Board
Steven Domenik (1)(2)(3)	60	Director
Douglas Broyles (3)	69	Director
Alan Krock	51	Director
Marvin Burkett (1)	69	Director
Norman Godinho	71	Director
Ronald Jankov	53	Director, Chief Executive Officer and President

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Governance and Nominating Committee.

Board Diversity and Board Member Qualifications

Our Governance and Nominating Committee is responsible for identifying prospective board candidates, recommending nominees for election to our board of directors, developing and recommending board member selection criteria, considering committee member qualifications, recommending corporate governance principles to our board of directors, and providing oversight in the evaluation of our board of directors and each committee. The responsibilities of our Governance and Nominating Committee are described in the Governance and Nominating Committee Charter approved by our board of directors, a current copy of which is available at www.netlogicmicro.com.

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

Our board prefers a variety of professional backgrounds and experiences among its members, and does not follow any prescribed process or formula; rather, it uses its judgment to review the professional background and experiences of each candidate and board member such that the board, as a whole, will be able to successfully perform its duties to the highest standards. In particular, the board has sought to include members that have experience in establishing and growing integrated circuit companies, leading integrated circuit companies in chief executive officer, chief financial officer or other senior management positions, working with the investment community, serving on the board of directors of other companies, both public and private, and have experience in the development and oversight of high technology companies, and familiarity with the capital markets environment for such companies.

In determining that each member of the board is qualified to be a director, the board has relied on the attributes listed below and on the direct personal knowledge of each of the members’ prior service on the board. There are no family relationships among any of our directors or executive officers.

Leonard Perham has served as a member of or chairman of our board of directors since March 2000. Mr. Perham has a lengthy history of managing high-technology integrated circuit companies as a chief executive officer and board member. Mr. Perham has been the President and Chief Executive Officer of MoSys, Inc. (a provider of intellectual property cores and integrated circuit products) since November 2007, and from April 1991 to January 2000, Mr. Perham was the Chief Executive Officer of Integrated Device Technology, Inc.

Stephen Domenik has served as a member of our board of directors since January 2001. Since 1995, Mr. Domenik has been with Sevin Rosen Funds, a venture capital firm, where he is a General Partner and has developed considerable relevant experience in investments in and the strategic development of high-technology companies. During his tenure at Sevin Rosen Funds he has led numerous investments in private companies. Mr. Domenik is a member of the board of directors of Pixelworks, Inc.

Douglas Broyles has served as a member of our board of directors since December 1999. Mr. Broyles has been a General Partner with Huntington Ventures (a private investment firm) since September 2000. For the past 25 years as an investor and board member, Mr. Broyles has gained first-hand experience in helping oversee the strategic direction and growth strategies of several Silicon Valley technology companies and has current experience in the areas of wireless communications and leading edge semiconductor fabrication technologies. From 1999 to 2008, Mr. Broyles was a member of the board of directors of Peak International a market leader in plastic design, engineering, production and supply chain solutions.

Alan Krock has served as a member of our board of directors since August 2005. Mr. Krock has gained extensive experience in financial and audit control related matters as the Chief Financial Officer of InvenSense, Inc. (a provider of intelligent motion processing solutions that enable a motion-based user interface for consumer electronics) since May 2011, Chief Financial Officer of Beceem Communications, Inc. (a provider of integrated circuit products) from January 2010 until January 2011, Vice President and Chief Financial Officer of PMC-Sierra, Inc. (a provider of integrated circuit products) from November 2002 until March 2007, Vice President of Corporate Affairs for PMC-Sierra, Inc. from March 2007 until March 2008, and Vice President and Chief Financial Officer of Integrated Device Technology, Inc. from January 1998 until November 2002.

Marvin Burkett became a member of our board of directors on December 1, 2010. Mr. Burkett brings nearly 40 years of experience with global semiconductor and personal computing companies. Mr. Burkett served as Chief Financial Officer and Chief Administration Officer of Nvidia Corporation from 2002 until his retirement in February 2009, when he became a senior advisor to Nvidia. Mr. Burkett also served as Executive Vice President and Chief Financial Officer of Packard Bell NEC from 1998 to 1999. From 1972 to 1998, Mr. Burkett also served Advanced Micro Devices, Inc. first as corporate controller and then as Senior Vice President, Chief Financial Officer and Chief Administrative Officer. Prior to that Mr. Burkett worked at the Semiconductor Division of Raytheon Company. Mr. Burkett is a member of the board of directors of Entegris, Inc., and also serves on the board of directors of a private company.

Norman Godinho is one of our founders and has served as a member of our board of directors since our inception. Mr. Godinho has gained first hand experience through a long career in managing research and development and training engineers at high technology companies through his own engineering career. Mr. Godinho co-founded Integrated Device Technology, Inc. in August 1980 and Paradigm Technology Limited in 1987, where he also served as a director and Vice President. Mr. Godinho also gained significant management experience as our Chief Executive Officer from December 1997 to April 2000.

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

Board Classification

Our board of directors is divided into three classes, as follows:

•	Class I, which consists currently of Norman Godinho, Marvin Burkett and Ronald Jankov whose terms will expire at our annual meeting of stockholders to be held in 2014;

•	Class II, which consists currently of Douglas Broyles and Stephen Domenik whose terms will expire at our annual meeting of stockholders to be held in 2012; and

•	Class III, which consists currently of Leonard Perham and Alan Krock whose terms will expire at our annual meeting of stockholders to be held in 2013.

Upon expiration of the term of a class of directors, directors for that class will be nominated for election for three-year terms at the annual meeting of stockholders in the year in which such term expires. Each director’s term is subject to the election and qualification of his successor, or his earlier death, resignation or removal. The authorized number of directors may be changed by resolution of our board of directors or a majority vote of the stockholders. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Because no more than the number of directors in a single class may be elected at each annual meeting, this classification of our board of directors may have the effect of delaying or preventing changes in control or management.

Audit Committee

Directors Burkett, Perham and Domenik are the current members of our Audit Committee. All of the members of our Audit Committee are independent under the NASDAQ listing rules. Mr. Burkett serves as the chairman of the committee. Our board of directors has determined that Mr. Burkett is the “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934 and in accordance with the requirements of Rule 5605(c)(2) of the NASDAQ listing rules, but that status does not impose on him duties, liabilities or obligations greater than those otherwise imposed on him as a member of our audit committee and our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during 2011 and Forms 5 (or any written representations) received with respect to fiscal year 2011, we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2011.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Director Compensation Table

The following Director Compensation Table sets forth summary information concerning the compensation paid to our non-employee directors in 2011 for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)		Total ($)
Leonard Perham	78,500	294,975	—		373,475
Steven Domenik	65,500	294,975	—		360,475
Marvin Burkett	60,000	294,975			354,975
Douglas Broyles	37,500	294,975	13,594	(2)	346,069
Norman Godinho	30,000	294,975	—		324,975
Alan Krock	37,000	294,975	19,492	(2)	351,467

Total	308,500	1,769,850	33,086		2,111,436

(1)

Reflects the aggregate grant date fair value of option awards granted in 2011 computed in accordance with the Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”), but excluding any estimate of future forfeitures. Each director was granted an award under the 2004 Equity Incentive Plan (the “2004 Plan”) on July 20, 2011 of restricted stock units representing the right to receive 7,500 shares of Company common stock. These awards vest in full on the date of our 2012 annual meeting, subject to each director’s continuous service on our board of directors through such date.

(2)	Reflects the aggregate incremental cost of medical, dental and vision insurance premiums paid by us on behalf of the individual director.

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. As a matter of policy, an employee director does not receive separate compensation for service on the board of directors in addition to his or her compensation as an employee. Consequently, during 2011, Mr. Jankov did not receive compensation for his role as a director.

Cash Compensation

For fiscal year 2011, the Compensation Committee retained Compensia, Inc. (“Compensia”), as an independent, third-party consulting firm to review non-employee director compensation. Based on the results of the review by Compensia, and the Committee’s goal of retaining and motivating highly qualified non-employee directors, the Compensation Committee recommended to the board of directors that the annual equity and cash compensation granted to each non-employee director be increased for fiscal 2011. The board of directors accepted the recommendation of the Compensation Committee, and on July 20, 2010 approved cash compensation to our non-employee directors as follows:

•	$30,000 to each of our non-employee directors for service on the board of directors;

•

An additional $20,000 to Mr. Burkett for service as the chairman of the Audit Committee, $10,000 to each of Mr. Perham and Mr. Domenik for service as members of the Audit Committee, $1,500 to each member of the Audit Committee for attending a meeting of the Audit Committee in person, and $500 to each member of the Audit Committee for participating in a meeting of the Audit Committee by teleconference, including Mr. Krock for attendance of the Audit Committee meetings during January through March 2011 totaling $7,000;

•	An additional $10,000 to Mr. Domenik for service as the chairman of the Compensation Committee, and $6,000 to Mr. Perham for service as a member of the Compensation Committee;

•

An additional $7,500 to Mr. Broyles for service as the chairman of the Governance and Nominating Committee, and $4,000 to Mr. Domenik for service as a member of the Governance and Nominating Committee; and

•	An additional $20,000 to Mr. Perham for service as the chairman of the board of directors and lead independent director.

Equity Compensation

In connection with their service on our board of directors, non-employee directors are eligible to receive, and have received, stock options and restricted stock units under the 2004 Plan. The Compensation Committee, with the assistance of Compensia, reviewed the Company’s policy for equity compensation for newly appointed non-employee directors in light of the Company’s desire to attract highly qualified board members, such as Mr. Burkett, with extensive experience in the management and oversight of publicly traded fabless integrated circuit companies. In light of the Committee’s review, the Committee recommended to our board of directors, and our board of directors approved, an award to Mr. Burkett of restricted stock units representing the right to acquire 19,000 shares of Company common stock vesting with respect to 4,000 shares subject to the award on the date of the Company’s annual meeting of stockholders immediately following the date of grant, and vesting with respect to 5,000 shares subject to the award on the date of each of the Company’s next three successive annual meetings of stockholders, subject to Mr. Burkett’s continuous service as a director.

Each continuing non-employee director who has served on our board or directors for at least six months is granted an award of restricted stock units representing the right to receive 7,500 shares of common stock under the 2004 Plan at the first regularly scheduled meeting of our board of directors following each annual meeting of stockholders. These awards vest in full at the next regularly scheduled annual meeting of stockholders, subject to each member’s continuous service as a director. The accounting value of restricted stock unit grants to directors is calculated using the same methodology that we use to determine the accounting charge associated with similar equity-based awards for the fiscal period immediately preceding the grant date.

During 2011, each of our continuing non-employee directors Perham, Domenik, Burkett, Broyles, Godinho and Krock received grants of restricted stock units representing the right to receive 7,500 shares of common stock on the date of our 2012 annual meeting, subject to continuing service through such date.

Other Compensation

The members of our board of directors are eligible to participate in our health care insurance plans, including medical, dental and vision coverage, to the same extent that our non-director employees are eligible to participate in such plans. In 2011, non-employee directors Broyles and Krock continued to be enrolled in our medical, dental and vision plans, and we paid the medical insurance premiums on their behalf.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

Our Compensation Committee is composed of directors Domenik and Perham, who are independent, non-employee directors. The Compensation Committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers (including our chief executive officer) and directors, reviews and approves performance objectives for our officers and evaluates their performance in light of these objectives, administers our stock and employee benefits plans, reviews and approves our general policies relating to compensation and benefits, and reviews and approves this Compensation Discussion and Analysis report for inclusion in this Annual Report.

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

Consistent with our compensation philosophy and objectives, we consider many factors in determining appropriate compensation for our executive officers, including:

•	the experience and career potential of each officer;

•	the competitive market for both short-term and long-term compensation;

•	the prior compensation earned and awarded to each officer;

•	our success in achieving strategic and financial goals; and

•	our need to obtain, retain and motivate highly qualified individuals.

To guide in the implementation of our compensation philosophy, our compensation program is designed to:

•	include equity grants that typically vest over multiple years to align long-term employee interests with the interests of our stockholders;

•	provide a meaningful link between our goals and execution by the executive management team to support achievement of such goals; and

•	provide a competitive blend of short-term and long-term compensation to provide meaningful incentives for individual achievement.

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

At our Annual Meeting of Stockholders held on May 20, 2011, our stockholders voted in favor of holding an annual advisory vote on executive compensation (Say on Pay). We value the input of our stockholders and will take into consideration their annual vote on executive compensation in determining appropriate compensation for our executive officers while continuing to be focused on our long-term financial performance to drive stockholder value.

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

For fiscal year 2011, the Compensation Committee retained Compensia as an independent, third-party consulting firm, in connection with its review of executive compensation. Working with Compensia, our CEO our CFO, and the Compensation Committee reviewed compensation data from the following selected peer group of companies: Applied Micro Circuit Corporation, Aruba Networks, Inc., Atheros Communications, Blue Coat Systems, Inc., Cavium Networks, Emulex Corporation, Hittite Microwave Corporation, InterDigital Communication, Intersil Corporation, Microsemi Corporation, Monolithic Power Systems, Inc., PMC-Sierra, Inc., Power Integrations, Inc., QLogic Corporation, Rambus, Inc., Riverbed Technology, Inc., Semtech Corporation, Silicon Laboratories, Inc., STEC, Inc., Synaptics, Inc., and Tessera Technologies, Inc. Additionally, data from semiconductor and other high technology companies with a weighted blend of revenues of 75% between $200 million and $500 million and 25% between $500 million and $1 billion from the 2011 Radford – Broad Industry Survey was utilized as well.

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

Compensation Elements

We generally have a consistent annual approach to determining executive compensation. Based on comparative market information, our compensation philosophy and objectives, and our CEO’s evaluation of the performance of our executives, the CEO submits his recommendations for executive compensation for the new fiscal year to the Compensation Committee. The Compensation Committee reviews these recommendations and comparative market data from third party compensation surveys, together with the Committee’s own general knowledge of the competitive marketplace. The Committee then submits its proposal to the full board of directors for approval.

In general, our executive officer compensation packages combine and allocate cash and equity-based compensation taking into account the role of each of our executive officers, current market practices, and the total value of all forms of compensation, including benefits and perquisites available to the individual. Our total compensation packages include base salary, annual cash bonuses and, in some cases, sales commissions, which are all paid in cash, as well as long-term compensation in the form of equity compensation, including stock options and restricted stock units. The rationale, design, reward process, and related information regarding the components of compensation are described generally below. Other than the annual bonus program described below, we have no profit-sharing or deferred compensation programs.

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

Cash Compensation

Base Salary. We review executive salaries annually. For fiscal year 2011, the Compensation Committee reviewed salaries recommended by our CEO for the executive officers based on the competitive market data collected and reviewed by the Committee, and recommended to our board of directors the base salary of each executive officer on a case-by-case basis taking into account the individual officers’ responsibilities and performance, as well as referencing the 50th percentile of base salaries of executives having similar responsibilities to our executive officers from the peer group. The Compensation Committee believes that we can retain, motivate and align the interests of management with those of our stockholders by targeting executive base salaries at approximately the 50th percentile of the selected peer group, and emphasizing stock appreciation by targeting long-term equity incentives at greater than the 50th percentile of the peer group. Consistent with this belief, on January 26, 2011, the Compensation Committee approved and recommended to the board of directors the following base salary increases for fiscal 2011 for Mr. Ronald Jankov, our President and Chief Executive Officer, Mr. Michael Tate, our Vice President and Chief Financial Officer, Mr. Behrooz Abdi, our former Executive Vice President and General Manager, Ms. Marcia Zander, our Sr. Vice President of Worldwide Sales, Mr. Mozafar Maghsoudnia, our Vice President of Worldwide Manufacturing and Mr. Dimitrios Dimitrelis, our Vice President of Engineering (each a “named executive officer”) effective January 1, 2011:

•	Mr. Jankov’s base salary was increased by 4% from 2010 to $409,025;

•	Mr. Tate’s base salary was increased by 4% from 2010 to $296,882;

•	Mr. Abdi’s base salary was increased by 4% from 2010 to $364,000;

•	Ms. Zander’s base salary was increased by 4% from 2010 to $272,150;

•	Mr. Maghsoudnia’s base salary was increased by 4% from 2010 to $253,883; and

•	Mr. Dimitrelis base salary was increased 4% from 2010 to $254,134.

Also with respect to Ms. Zander, in January 2009, the board of directors approved a commission of 0.1% on all product sales in each of fiscal years 2009, 2010 and 2011. For fiscal year 2011, we paid Ms. Zander $402,768 in commissions. The Compensation Committee considers payment of a sales commission to be a material component of Ms. Zander’s cash compensation as head of our sales organization.

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

The Compensation Committee primarily considered these corporate strategic accomplishments in determining the amount of bonuses payable with respect to fiscal year 2011:

•	We successfully completed the acquisition of Optichron Inc.;

•	We negotiated and executed the merger agreement with Broadcom Corporation;

•	We successfully commenced initial production ramps of three next generation knowledge based processors at one of our leading strategic customers;

•	We achieved a record number of design wins;

•	We successfully broadened our launch and product introduction of our XLP multicore processor family;

•	We successfully achieved our first 28 nanometer silicon and circuit validation; and

•	We grew our patent portfolio by over 70 issued patents and 75 filed patents applications.

The primary corporate financial accomplishments taken into account by the Compensation Committee in determining the amount of bonuses payable with respect to fiscal year 2011 were:

•	We achieved greater than 29% non-GAAP (general accepted accounting principles) operating income; and

•	We achieved greater than 74% non-GAAP gross product margins.

In January 2011, the Compensation Committee and board of directors approved a cash bonus pool of up to 5.5% of our non-GAAP operating income for fiscal 2011 to distribute at the Compensation Committee’s discretion to the named executive officers and our other executives and key employees based on an overall assessment of the achievement of our strategic and financial accomplishments as outlined above. Non-GAAP operating income was calculated for this purpose by removing the following expenses from GAAP operating income for the year ended December 31, 2011: (1) stock-based compensation and related payroll tax expense of $59.6 million, (2) changes in contingent earn-out liability of $14.5 million, (3) charges totaling $53.0 million associated with the amortization of intangible assets, (4) fair value adjustments related to acquired inventory of $2.4 million, and (5) acquisition-related costs of $10.7 million.

For the purposes of determining the established financial goals, non-GAAP gross margin and non-GAAP operating margin were determined as follows:

•

Non-GAAP gross margin was calculated by removing the following expenses from GAAP gross profit for the year ended December 31, 2011: (1) stock-based compensation expense of $1.1 million, and (2) charges totaling $48.3 million associated with the amortization of intangible assets, and fair value adjustments to acquired inventory of $2.4 million.

•

Non-GAAP operating margin was calculated by removing the following expenses from GAAP net loss from operations for the year ended December 31, 2011: (1) stock-based compensation and related payroll tax expense of $59.6 million, (2) changes in contingent earn-out liability of $14.5 million, (3) charges totaling $53.0 million associated with the amortization of intangible assets, (4) fair value adjustments related to acquired inventory of $2.4 million and (5) acquisition-related costs of $10.7 million;

In January 2011, based on the CEO’s recommendation and relevant market data from the peer group, the Compensation Committee and the board of directors had set the following target bonus pay-outs for each named executive officer as a percentage of his or her respective 2011 base salary: 110% for Mr. Jankov; 55% for Mr. Tate; 71% for Mr. Abdi; 38% for Ms. Zander; 55% for Mr. Maghsoudnia and 40% for Mr. Dimitrelis.

In January 2012, the Compensation Committee assessed our performance and achievements in 2011, and based on this review, recommendations by the CEO and market information concerning the peer group, the Compensation Committee recommended to the board of directors that the following cash bonuses be paid for each named executive officer: $809,870 for Mr. Jankov; $293,913 for Mr. Tate;

$189,563 for Ms. Zander; $244,362 for Mr. Maghsoudnia and $182,976 for Mr. Dimitrelis, which were above their 2011 targets. Our board of directors approved these recommendations at its meeting in January 2012. These bonus amounts were paid in January 2012 from the 2011 cash bonus pool. Mr. Abdi, who resigned on December 5, 2011, was paid his 2011 target cash bonus of $258,440 upon his termination of employment in December 2011. The Board awarded 100% of the 2011 cash bonus pool to the eligible participants, including the named executive officers.

Long-Term Incentive Compensation

Based on our compensation philosophy and objectives, we seek to pay a substantial portion of the total compensation of our executive officers in the form of long-term equity incentives. Historically, this has been done with stock options and restricted stock units that vest over a defined period of employment, which we believe best encourages employee retention and long-term performance, and aligns employee and stockholder interests. Stock options and restricted stock units typically have been granted to executive officers when the executive first joins us, and annually as part of the executive’s annual performance review.

In general, we grant options with an exercise price equal to the fair market value of a share of our common stock on the grant date. As defined in our stock option plans, fair market value is the closing price of our common stock as quoted on the applicable trading market on the grant date. Typically, the Compensation Committee awards stock options and restricted stock units that vest and become exercisable solely on the basis of continued employment, or other service, and usually in the case of initial hiring grants, with respect to 25% of the total shares within one year after the date of grant and 1/48th of the total shares per month of service thereafter. For grants made after the initial hiring grant, the Compensation Committee establishes a target number of awards that will vest in each calendar year, and makes grants accordingly.

Our board of directors has delegated to the Compensation Committee the authority to grant stock and other equity awards, including awards to our executive officers. Awards authorized by the Compensation Committee are considered granted only on the date the Compensation Committee meets and approves the grants, or the date on which all members of the Compensation Committee sign a unanimous written consent approving the grants.

The Compensation Committee annually reviews the long-term equity compensation provided to our executive officers to further our compensation philosophy and objectives to attract, retain and motivate its executive officers. Annually, the CEO submits his recommendations for target equity awards for the executive officers as a group and for each executive officer for the following fiscal year to the Compensation Committee, which may accept or modify his recommendations. The Committee then recommends target annual equity awards to the board of directors for approval.

In 2007, the Compensation Committee, CEO and CFO observed that an increasing number of other companies had been granting a higher percentage of shares of restricted stock relative to stock option shares to enable the grant of a smaller number of shares due to the higher economic value of shares of restricted stock to the recipient on the grant date. Thus, a company can preserve its pool of shares approved for equity compensation purposes by the stockholders for a longer period of time, and can reduce the number of shares outstanding, by granting restricted stock as a portion of long-term equity incentives to its employees. For these reasons, our CEO, CFO and Compensation Committee determined that beginning in 2008 they would recommend the granting of restricted stock units representing the right to acquire common stock at no cost to the employee, in addition to stock option grants, as part of annual performance reviews. In 2010, the Compensation Committee determined that it was in our best interests and those of our stockholders to stop granting stock options to existing employees as a routine matter and, as a matter of policy, to award only restricted stock units to new and continuing employees in order to reduce the total number of shares awarded each year under the 2004 Plan.

In determining the size of restricted stock unit awards for fiscal year 2011, the Compensation Committee and the board of directors referenced a blend of the 50th and the 75th percentile of the long-term equity compensation of executives in the Compensia compiled comparative peer group identified above having similar responsibilities to our executive officers, along with other relevant information, including our size, industry and growth rate relative to the peer group, the competitive market for highly skilled talent, and volatility of our stock price. They also considered the size of the existing stock pool and that the awards to named executive officers would have to be structured to fit within a target stock pool for the entire work force in 2011. In determining the net target stock pool, the Compensation Committee referenced the range represented by the gross equity burn rate, as determined by Compensia, of the peer group of companies, as well as our past and anticipated growth in work force. Accordingly, in January 2011, the Compensation Committee recommended to the board of directors, and the board of directors approved, the following target awards of restricted stock units to each of the following named executive officers for fiscal year 2011, where each restricted stock unit represents the right to acquire one share of common stock: 115,000 for Mr. Jankov; 40,000 for Mr. Tate, 16,000 for Mr. Abdi; 28,000 for Ms. Zander; 32,000 for Mr. Maghsoudnia and 24,000 for Mr. Dimitrelis. The Compensation Committee granted a portion of the target restricted stock unit awards to Mr. Jankov, Mr. Tate, Mr. Abdi, Ms. Zander Mr. Maghsoudnia, and Mr. Dimitrelis on of February 7, 2011 and the remainder of the targeted award on September 2, 2011. The awards granted on February 7, 2011 will vest in full on May 15, 2014 and the awards granted on September 2, 2011 will vest in full on November 15, 2013, based solely on continued employment, or other service, with the Company. Consistent with the Compensation Committee’s prior practice, the Compensation Committee chose to grant the annual target award in two separate grants; one in the first half of the year and the other in the second half of the year. The Compensation Committee believes that granting equity awards that vest two to three years in the future serves to align the interests of executives with the performance of the Company over a longer term, which is consistent with the interests of stockholders. Such awards also have desirable retention value.

Other Benefits

Employee Stock Purchase Plan. In order to provide employees at all levels with greater incentive to contribute to our success, we provide employees, including executive officers, with the opportunity to purchase discounted shares of common stock under the 2004 Employee Stock Purchase Plan, which is intended to be a qualified plan under Section 423 of the Internal Revenue Code. Offerings under this plan commence on the first business day on or after January 1 and July 1 of each year, unless otherwise specified by the board of directors. The offering period is open for six months. The price at which shares may be purchased during the offering period is the lower of 85% of the fair market value of a share of our common stock at either the beginning or end of each six-month period. The price of the total number of shares purchased by each employee is accumulated by payroll deductions over each offering period. An employee’s total purchases in any year can not exceed $25,000 in value or 10% of the total of his or her salary, whichever is less.

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

Compensation Policies and Practices and Risk Management

All employees, including executive officers, are compensated in a similar manner based largely on the performance and success of the Company and our subsidiaries taken as a whole. We implemented compensation policies and practices in 2011 that were consistent with the compensation philosophy articulated by our Compensation Committee and our board of directors and substantially similar to those in effect in prior years.

Our Compensation Committee reviewed all of our compensation programs for 2011, which include base salaries, cash bonus and equity compensation programs, and concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2011, the Company had two bonus programs: one for executives and other employees payable in one lump sum after completion of the fiscal year (the “Annual Bonus Program”), and a second for certain non-executive sales and marketing employees payable on a quarterly basis (the “Quarterly Bonus Program”). The Annual Bonus Program consisted of a total bonus pool equal to a percentage of the Company’s annual income determined using certain non-GAAP financial measures. The total amount in the pool for 2011 was subject to the approval of the Compensation Committee and our board of directors. Individual bonuses were paid based on a broad variety of factors with an emphasis on the performance of the entire executive management team in relation to the Company’s overall strategic performance for the entire year. The Quarterly Bonus Program pays individual employees quarterly cash bonuses based on their individual and group goals set by management such as the completion of engineering projects and obtaining new design wins with long-term strategic customers and programs. All of the achievements that formed the basis for the determination of bonus payments under the Annual Bonus Program and the Quarterly Bonus Program pertained to the overall success of our Company through research and development and innovation that led to new competitive products, expansion of the markets addressed by our products, manufacture and delivery of the high quality products that our customers desire, and high operating gross margins. These efforts entail risks typical of those faced by participants in our industry and successful execution reduces, not increases, the risks to the Company. Thus, compensating individuals who contribute to our success is not reasonably likely to have a material adverse effect on the Company.

The Company also paid our Senior Worldwide Vice President of Sales, Ms. Marcia Zander, a commission of 0.1% on all product sales in fiscal year 2011, which the Compensation Committee believes is a key element of Ms. Zander’s 2011 total compensation package. This type of commission arrangement is typical in our industry. In addition to our confidence in Ms. Zander’s management of the sales function, there are in place a number of significant financial and other controls that are intended to prevent commission-based sales compensation arrangements from creating risks that are reasonably likely to have a material adverse effect on us.

Our widespread use of long-term compensation consisting of stock options and restricted stock units focuses recipients on the achievement of our longer-term goals. For example, the stock options and restricted stock units granted to our executives in 2010 will not vest until 2013 and 2014, and the stock options and restricted stock units granted to our non-executive employees generally vest in increments over four to five years from the date of grant. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi-year vesting schedules help to align our employees’ interests even more closely with those of our long-term investors.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2011.

COMPENSATION COMMITTEE

Stephen Domenik, Chairman

Leonard Perham

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal years 2011, 2010 and 2009 for: (i) our principal executive officer; (ii) our principal financial officer; (iii) three other of our executive officers, who, based on their total compensation, were the most highly compensated in 2011; and (iv) a former executive officer who would have been included in (iii) but for the fact that he was not an employee at the end of December 31, 2011. We refer to them in this Annual Report collectively as the “named executive officers”.

Name of Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Ronald Jankov	2011	409,025		809,870	(2)	3,884,470	(5)	—	(5)	—		5,103,365
Chief Executive Officer	2010	393,293		640,281	(3)	2,193,750	(6)	—	(6)	—		3,227,324
and President (Principal Executive Officer)	2009	383,700		518,927	(4)	1,811,953	(7)	384,627	(7)	—		3,099,207

Michael Tate	2011	296,882		293,913	(2)	1,351,120	(5)	—	(5)	—		1,941,915
Vice President and	2010	285,463		211,243	(3)	877,500	(6)	—	(6)	—		1,374,206
Chief Financial Officer (Principal Financial Officer)	2009	278,500		150,661	(4)	520,938	(7)	161,948	(7)	—		1,112,047

Marcia Zander	2011	674,918	(1)	189,563	(2)	973,000	(5)	—	(5)	27,815	(9)	1,865,296
Senior Vice President,	2010	642,336	(1)	147,171	(3)	585,000	(6)	—	(6)	22,862	(9)	1,397,369
Worldwide Sales	2009	429,988	(1)	131,205	(4)	520,938	(7)	161,948	(7)	12,573	(9)	1,256,653

Mozafar Maghsoudnia	2011	253,883		244,362	(2)	1,080,896	(5)	—	(5)	158	(10)	1,579,299
Vice President,	2010	244,118		180,647	(3)	731,250	(6)	—	(6)	—		1,156,015
Worldwide Manufacturing	2009	230,300		120,528	(4)	358,184	(7)	111,339	(7)	—		820,351

Dimitrios Dimitrelis	2011	254,134		182,976	(2)	834,000	(5)	—	(5)	—		1,271,110
Vice President, Engineering	2010	244,360		144,661	(3)	511,875	(6)	—	(6)	—		900,896
	2009	238,400		128,968	(4)	394,650	(7)	122,688	(7)	—		884,706

Behrooz Abdi	2011	343,319		258,440	(2)	633,760	(5)	—	(5)	383,882	(11)	1,619,401
Executive Vice President and General Manager	2010 2009	350,000 58,333		367,780 88,000	(2) (3)	883,202 8,001,067	(8) (7)	— 5,495,538	(8) (7)	74,621 15,833	(12) (12)	1,675,603 13,658,771

(1)	Includes $402,768 in sales commissions earned in fiscal 2011, $380,653 in sales commissions earned in fiscal 2010, and $174,688 in sales commissions earned in fiscal 2009.
(2)	Reflects annual bonus earned in fiscal 2011 and paid in fiscal 2012, except for Mr. Abdi who was paid in fiscal 2011.
(3)	Reflects annual bonus earned in fiscal 2010 and paid in fiscal 2009.
(4)	Reflects annual bonus earned in fiscal 2009 and paid in fiscal 2010.
(5)

Reflects the aggregate grant date fair value of stock awards granted in 2011 computed in accordance with FASB ASC Topic 718, before any estimates for forfeitures. In December 2010, Mr. Abdi’s unvested grant was cancelled.

(6)	Reflects the aggregate grant date fair value of stock and option awards granted in 2010 computed in accordance with FASB ASC Topic 718.
(7)

Reflects the aggregate grant date fair value of stock and option awards granted in 2009 computed in accordance with FASB ASC Topic 718. See Note 6 of the notes to our consolidated financial statements under Item 8—“Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009 regarding the assumptions underlying the valuation of option grants.

(8)

Reflects the aggregate grant date fair value of stock award of 46,471 shares of the Company’s common stock that was contingent upon revenue recognized by the Company from the operations of the RMI business for the twelve months from November 2009 through October 2010 pursuant to the merger agreement with RMI.

(9)	Represents reimbursement of car expenses.
(10)	Represents a patent bonus earned and paid in fiscal 2011.
(11)

Represents the cash payment pursuant to the named executive officer’s separation package comprising one year of salary and COBRA health care premiums. In addition to the amounts reflected in the table, the named executive officer received cash payment of $42,000 for accrued and unused personal time-off.

(12)	Represents the gross-up value of housing rental payments made by us for the benefit of the named executive officer.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding plan-based awards granted to the named executive officers during the fiscal year ended December 31, 2011.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($) (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($) (4)
Ronald Jankov	2/7/2011	—	46,000	(2)	1,822,060
	9/2/2011	—	69,000	(3)	2,062,410
	1/31/2012	809,870	—		—

Michael Tate	2/7/2011	—	16,000	(2)	633,760
	9/2/2011	—	24,000	(3)	717,360
	1/31/2012	293,913	—		—

Marcia Zander	2/7/2011	—	14,000	(2)	554,540
	9/2/2011	—	14,000	(3)	418,460
	1/31/2012	189,563	—		—

Mozafar Maghsoudnia	2/7/2011	—	12,800	(2)	507,008
	9/2/2011	—	19,200	(3)	573,888
	1/31/2012	244,362	—		—

Dimitrios Dimitrelis	2/7/2011	—	12,000	(2)	475,320
	9/2/2011	—	12,000	(3)	358,680
	1/31/2012	182,976	—		—

Behrooz Abdi	2/7/2011	—	16,000	(2)	633,760
	12/20/2011	258,440	—		—

(1)

The amounts refer to the actual payouts under our annual bonus plan for services performed in fiscal 2011. Except for Mr. Abdi, the payout amount for each named executive officer was reviewed and approved by the Compensation Committee on January 25, 2012. Mr., Abdi’s annual bonus was paid in December 2011 upon his termination of employment.

(2)	These awards were granted under our 2004 Plan and vest in full on May 15, 2014, subject to continued employment.
(3)	These awards were granted under our 2004 Plan and vest in full on November 15, 2013, subject to continued employment.
(4)	The grant date fair value for each award is computed in accordance with ASC 718 as of the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2011

The following table sets forth certain information concerning outstanding equity awards held by the named executive officers at December 31, 2011:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(2) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3) (h)
Ronald Jankov	35,416	—		6.50	5/31/2014	—		—
	37,502	—		6.00	7/8/2014	—		—
	21,874	—		3.02	10/26/2014	—		—
	24,610	—		6.33	4/19/2015	—		—
	24,610	—		6.25	4/25/2015	—		—
	29,170	—		10.71	9/14/2015	—		—
	30,080	—		9.05	10/9/2015	—		—
	49,584	—		11.70	7/31/2016	—		—
	69,582	—		9.92	10/30/2016	—		—
	113,334	—		11.97	1/29/2017	—		—
	131,296	—		15.15	6/4/2017	—		—
	62,700	—		13.93	1/6/2018	—		—
	—	62,700	(4)	10.95	1/4/2019	—		—
	—	—		—	—	5,000	(5)	247,850
	—	—		—	—	31,350	(6)	1,554,020
	—	—		—	—	36,350	(7)	1,801,870
	—	—		—	—	37,500	(8)	1,858,875
	—	—		—	—	37,500	(9)	1,858,875
	—	—		—	—	46,000	(10)	2,280,220
	—	—		—	—	69,000	(9)	3,420,330

Michale Tate	1,260	—		13.93	1/6/2018	—		—
	—	26,400	(4)	10.95	1/4/2019	—		—
	—	—		—	—	13,200	(6)	654,324
	—	—		—	—	13,200	(7)	654,324
	—	—		—	—	15,000	(8)	743,550
	—	—		—	—	15,000	(9)	743,550
	—	—		—	—	16,000	(10)	793,120
	—	—		—	—	24,000	(9)	1,189,680

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(2) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3) (h)
Marcia Zander	2,200	—		13.93	1/6/2018	—		—
	—	26,400	(4)	10.95	1/4/2019	—		—
	—	—		—	—	13,200	(6)	654,324
	—	—		—	—	13,200	(7)	654,324
	—	—		—	—	10,000	(8)	495,700
	—	—		—	—	10,000	(9)	495,700
	—	—		—	—	14,000	(10)	693,980
	—	—		—	—	14,000	(9)	693,980

Mozafar Maghsoudnia	1,375	—		13.93	1/6/2018	—		—
	—	18,150	(4)	10.95	1/4/2019	—		—
	—	—		—	—	9,076	(6)	449,897
	—	—		—	—	9,076	(7)	449,897
	—	—		—	—	12,500	(8)	619,625
	—	—		—	—	12,500	(9)	619,625
	—	—		—	—	12,800	(10)	634,496
	—	—		—	—	19,200	(9)	951,744

Dimitrios Dimitrelis	1,650	—		13.93	1/6/2018	—		—
	—	20,000	(4)	10.95	1/4/2019	—		—
	—	—		—	—	10,000	(6)	495,700
	—	—		—	—	10,000	(7)	495,700
	—	—		—	—	8,750	(8)	433,738
	—	—		—	—	8,750	(9)	433,738
	—	—		—	—	12,000	(10)	594,840
	—	—		—	—	12,000	(9)	594,840

Behrooz Abdi	333,323	—		19.16	3/8/2012	—		—

(1)	Each grant has a 10 year term. The vesting of any unvested shares subject to each of the listed awards is subject to the recipient’s continuous employment.
(2)	All option awards that were exercisable at fiscal year end were vested as of December 31, 2011.
(3)	Market value determined by multiplying the number of restricted shares in column (g) by $49.57 per share, which was the closing price of our common stock on the Nasdaq GS on December 31, 2011.
(4)	Stock options vest with respect to one-twelfth of the shares subject to the grant on the last day of each calendar month in 2012.
(5)	This restricted stock award vests with respect to one-fifth of the total number of shares subject to the award on each of May 5, 2010, November 5, 2010, May 5, 2011, November 5, 2011 and May 5, 2012.
(6)	These restricted stock unit awards vest in full on May 5, 2012.
(7)	These restricted stock unit awards vest in full on November 5, 2012.
(8)	These restricted stock unit awards vest in full on May 15, 2013.
(9)	These restricted stock unit awards vest in full on November 15, 2013.
(10)	These restricted stock unit awards vest in full on May 15, 2014.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the options exercised by our named executive officers during the year ended December 31, 2011 and the values realized upon exercise:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Ronald Jankov	150,000	5,027,213	72,700	3,201,345
Michael Tate	190,802	5,485,278	37,564	1,424,381
Marcia Zander	190,553	6,845,640	26,400	1,162,524
Mozafar Maghsoudnia	73,789	2,300,052	16,500	726,578
Dimitrios Dimitrelis	32,732	854,007	19,800	871,893
Behrooz Abdi	70,000	1,313,500	189,110	9,144,410

(1)

Value is the excess of the closing price of a share of common stock on the Nasdaq GS on the date of exercise over the exercise price multiplied by the number of shares purchased upon exercise of the option.

(2)	Value is the closing price of a share of common stock on the Nasdaq GS on the date of vesting multiplied by the number of shares that vested on that date.

POTENTIAL PAYMENTS UPON TERMINATION OF CHANGE OF CONTROL

The following discussion does not reflect the amounts payable in accordance with the pending merger with Broadcom Corporation, which are discussed in our definitive proxy statement on Schedule 14A filed with the SEC on October 21, 2011. The proxy statement should be reviewed for information regarding the change of control payments expected to be made in connection with that transaction.

Change-of-Control Arrangements With Our Named Executive Officers

Double-Trigger Equity Awards Acceleration. Each equity award agreement corresponding to an outstanding stock option or RSU award held by one of our executive officers provides that, if the employment of such executive officer is involuntarily terminated within 24 months after the effective date of a change-of-control, the vesting of the officer’s equity awards will be accelerated such that all shares subject to the award that would have become vested during such 24-month period will so vest as of the effective date of such termination. An involuntary termination is one that occurs by reason of dismissal for any reason other than misconduct (as defined in the agreements) or by reason of voluntary resignation following (i) a change in position that materially reduces the level of the officer’s responsibility, (ii) a material reduction in the officer’s base salary, or (iii) relocation by more than 50 miles; provided that (ii) and (iii) will apply only if the executive officer has not consented to the change or relocation. These change-of-control provisions have been included in all agreements for stock option grants to our named executive officers and other members of our senior management since July 2002 and have been included in all agreements for RSU grants to our named executive officers and other members of our senior management since July 2007.

Change-of-Control Agreements with Messrs. Jankov and Tate. We have also entered into change-of-control arrangements with each of Ronald Jankov and Michael Tate that provide for modified acceleration terms in connection with a change-of-control, which agreements were approved by our board of directors and signed in April 2011. These acceleration terms supersede the provisions contained in any other agreements between us and the executive officers. Under the terms of these change-of-control agreements, if the employment of the executive officer is terminated by the employer other than for cause (as defined in the agreement) or is involuntarily terminated within 12 months after the effective date of the change-of-control, each outstanding equity award held by the officer that is not fully vested on the date of termination of employment will immediately vest in full as of the effective date of such termination. An involuntary termination is one that occurs by reason of dismissal for any reason other than cause or by reason of voluntary resignation following (i) a change in position accepted with NetLogic or its subsidiaries that materially reduces the level of recipient’s responsibility, including if the officer does not effectively have the same position and level of responsibility with respect to the acquiring entity, or its parent organization, that the officer had with NetLogic immediately prior to the change-of-control, (ii) a material reduction in the officer’s base salary, or (iii) the officer’s relocation by more than 50 miles; provided that (ii) and (iii) will apply only if the executive officer has not consented to the change or relocation. However, in the event any of these acceleration benefits, together with any other benefits provided for in any other agreements between us and the executive officer, would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” and would be subject to the excise tax imposed by Section 4999 of the Code, then such benefits will be provided either (1) in full or (2) as to a lesser amount that would result in no portion of the benefits being subject to the excise tax, whichever of such amounts results in the executive receiving the greatest amount of after-tax benefits.

Change-of-Control Severance Arrangements with Ms. Zander. We have entered into change-of-control arrangements with Marcia Zander, our Senior Vice President of Worldwide Sales, dated as of March 11, 2005 and amended as of December 30, 2008, which agreement provides for cash severance upon termination of employment for certain reasons in connection with a change-of-control.

Our agreement with Ms. Zander provides that, if her employment is terminated for any of the following reasons within one year following a change-of-control, she will be entitled to receive a cash severance payment equal to 50% of her annual salary at the time of termination, in addition to any other amounts and benefits to which she may be entitled:

•	a material diminution in Ms. Zander’s base compensation;

•	a material diminution in Ms. Zander’s authority, duties or responsibilities;

•

a material diminution in the authority, duties, or responsibilities of the supervisor to whom Ms. Zander is required to report, including a requirement that Ms. Zander report to a corporate officer or employee instead of reporting directly to our board of directors;

•	a material diminution in the budget over which Ms. Zander retains authority; or

•	a material change in the geographic location at which Ms. Zander must perform the services.

Ms. Zander is not entitled to receive the cash severance payment, however, unless she has given us notice of the occurrence of the change within 90 days of its occurrence and we fail to remedy the occurrence within 30 days of receipt of notice. In the event that any of the payments or benefits under Ms. Zander’s change of control agreement would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, then such benefits will be provided either (1) in full or (2) as to a lesser amount that would result in no portion of the benefits being subject to the excise tax, whichever of such amounts results in Ms. Zander receiving the greatest amount of after-tax benefits.

Under the executive employment agreement provisions and equity acceleration provision described above, if (a) a change of control had occurred on December 31, 2011, and (b)(1) the employment of the named executive officers had been actually or constructively terminated without cause and (2) the acquiring entity did not assume their options or RSU awards outstanding on that date, the following payments to the current named executive officers would have been required:

Name (1)	Cash ($)		Equity ($) (3)	Other ($) (4)	Total ($)
Ronald Jankov			15,443,827	67,318	15,511,145
Michael Tate			5,798,248	30,402	5,828,650
Marcia Zander	432,241	(2)	4,707,708	29,221	5,169,170
Mozafar Maghsoudnia			4,426,329	41,012	4,467,341
Dimitrios Dimitrelis			3,821,055	22,984	3,844,039

(1)

Mr. Abdi terminated his employment with the Company on December 9, 2011. As part of his separation package, he received one year’s salary of $364,000 and the equivalent of one year’s COBRA premiums of $19,882, accelerated vesting of 226,934 shares subject to stock options with an exercise price of $19.16 per share, and accelerated vesting of 126,072 shares subject to restricted stock units. Additionally, he received a cash payment of $42,000 for accrued and unused personal time-off.

(2)

Ms. Zander is entitled to 50% of her annual salary (including commission amounts) upon a qualifying termination within one year following a change-of-control as discussed above. Her estimated cash severance payment is based on pro-rated amounts earned during fiscal 2011 of $201,384 for commissions and $94,782 for bonus.

(3)

The “Equity” column sets forth the value of the shares of NetLogic common stock subject to unvested stock options and RSUs that would vest immediately as a result of acceleration on December 31, 2011 for each of the named executive officers. The value of the accelerated stock options and RSUs is calculated at the intrinsic value per share based on the closing price of the common stock on the Nasdaq GS of $49.57 on December 31, 2011 (reduced by the applicable exercise price with respect to stock options), multiplied by the number of shares that would become vested as result of the applicable acceleration provisions. All stock options held by the named executive officers are in-the-money.

Name	Number of Accelerated Option Shares	Number of Accelerated Shares Under Stock Awards	Value of Accelerated Options ($)	Value of Accelerated Stock Awards ($)
Ronald Jankov	62,700	262,700	2,421,787	13,022,039
Michael Tate	26,400	96,400	1,019,700	4,778,548
Marcia Zander	26,400	74,400	1,019,700	3,688,008
Mozafar Maghsoudnia	18,150	75,152	701,044	3,725,285
Dimitrios Dimitrelis	20,000	61,500	772,500	3,048,555

(4)	Upon a termination of employment with NetLogic, each named executive officer is entitled to a cash settlement of the balance of his or her accrued and unused vacation.

Under the executive employment agreement provisions and equity acceleration provision described above, if (a) a change of control had occurred on December 31, 2011, and (b)(1) the employment of the named executive officers had been actually or constructively terminated without cause and (2) the acquiring entity had assumed their options and RSU awards outstanding on that date, the following payments to the named executive officers would have been required:

Name (1)	Cash ($)		Equity ($) (3)	Other ($) (4)	Total ($)
Ronald Jankov			15,443,827	67,318	15,511,145
Michael Tate			5,798,248	30,402	5,828,650
Marcia Zander	432,241	(2)	4,013,728	29,221	4,475,190
Mozafar Maghsoudnia			3,791,833	41,012	3,832,845
Dimitrios Dimitrelis			3,226,215	22,984	3,249,199

(1)

Mr. Abdi terminated his employment with the Company on December 9, 2011. As part of his separation package, he received one year’s salary of $364,000 and the equivalent of one year’s COBRA premiums of $19,882, accelerated vesting of 226,934 shares subject to stock options with an exercise price of $19.16 per share, and accelerated vesting of 126,072 shares subject to restricted stock units. Additionally, he received a cash payment of $42,000 for accrued and unused personal time-off.

(2)

Ms. Zander is entitled to 50% of her annual salary (including commission amounts) upon a qualifying termination within one year following a change-of-control as discussed above. Her estimated cash severance payment is based on pro-rated amounts earned during fiscal 2011 of $201,384 for commissions and $94,782 for bonus.

(3)

The “Equity” column sets forth the value of the shares of NetLogic common stock subject to unvested stock options and RSUs that would vest immediately as a result of acceleration on December 31, 2011 for each of the named executive officers. For Messrs. Jankov and Tate all unvested shares would vest fully, and for the other executives in the table, there would be an acceleration of vesting over the succeeding 24 months, in the event the acquiring entity assumed their options and RSUs. The value of the accelerated stock options and RSUs is calculated at the intrinsic value per share based on the closing price of the common stock on the Nasdaq GS of $49.57 on December 31, 2011 (reduced by the applicable exercise price with respect to stock options), multiplied by the number of shares that would become vested as result of the applicable acceleration provisions. All stock options held by the named executive officers are in-the-money.

Name	Number of Accelerated Option Shares	Number of Accelerated Shares Under Stock Awards	Value of Accelerated Options ($)	Value of Accelerated Stock Awards ($)
Ronald Jankov	62,700	262,700	2,421,787	13,022,039
Michael Tate	26,400	96,400	1,019,700	4,778,548
Marcia Zander	26,400	60,400	1,019,700	2,994,028
Mozafar Maghsoudnia	18,150	62,352	701,044	3,090,789
Dimitrios Dimitrelis	20,000	49,500	772,500	2,453,715

(4)	Upon a termination of employment with NetLogic, each named executive officer is entitled to a cash settlement of the balance of his or her accrued and unused vacation.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of our common stock owned by each person or entity we know to be the beneficial owner of more than 5% of our common stock as of January 31, 2012, and by our current directors, by the nominees for election as directors, by each of our named executive officers and by all of our directors and executive officers as of January 31, 2012 as a group. Ownership information is based upon information provided by the individuals.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and includes all shares over which the beneficial owner exercises voting or investment power. Stock options, restricted stock units and other rights to acquire our common stock that are presently exercisable or exercisable within 60 days after January 31, 2012 are included in the total number of shares beneficially owned for the person holding those stock options, restricted stock units or other rights and are considered outstanding for the purpose of calculating percentage ownership of the particular holder. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on approximately 71,555,374 shares outstanding as of January 31, 2012. Unless otherwise stated, the business address of each of our named executive officers and directors is 3975 Freedom Circle, Santa Clara, California 95054.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Blackrock, Inc.(1) 40 East 52nd Street New York, NY 10022	3,546,217	5.0%
Mario J. Gabelli and affiliates (2) One Corporate Center Rye, NY 10580	4,574,316	6.4%
State Street Corporation(3) One Lincoln Street Boston, MA 02111	4,310,437	6.0%
Westchester Capital Management(4)	3,767,373	5.3%
Norman Godinho(5)	3,245,810	4.5%
Ronald Jankov(6)	1,088,877	1.5%
Michael Tate(7)	38,635	*
Stephen Domenik(8)	30,046	*
Mozafar Maghsoudnia(9)	9,579	*
Leonard Perham(10)	208,270	*
Douglas Broyles(11)	154,310	*
Behrooz Abdi(12)	444,683	*
Marcia Zander(13)	25,062	*
Dimitrios Dimitrelis(14)	6,649
Alan Krock	0	*
Marvin Burkett	4,000	*
All directors and executive officers as a group (16 persons)(15)	5,557,804	7.8%

*	Represents holdings of less than one percent.
(1)

This information is based solely on the Schedule 13G filed with the SEC on February 7, 2011 by BlackRock, Inc. and on behalf of the following subsidiaries of BlackRock, Inc.: BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Australia Limited, Blackrock Advisors, LLC, BlackRock Capital Management, Inc., BlackRock Investment Management, LLC, BlackRock (Luxembourg) S.A., BlackRock Fund Managers Limited, BlackRock International Limited, and State Street Research & Management Company.

(2)

This information is based solely on the Schedule 13D filed with the SEC on November 1, 2011 by Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management, Inc. (“GAMCO”), Gabelli Securities, Inc. (“GSI”), MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”) and Mario J. Gabelli. Gabelli Funds is an investment advisor registered under the Investment Advisers Act of 1940, as amended (“Advisers Act”) and a wholly owned subsidiary of GBL. GAMCO is an investment adviser registered under the Advisers Act and is a wholly owned subsidiary of GBL. GSI is an investment adviser registered under the Advisers Act and is a majority owned subsidiary of GBL. MJG Associates provides advisory services to private investment partnerships and offshore funds. The Foundation is a private foundation. GGCP makes investments for its own account and is the manager and a member of GGCP Holdings LLC (“GGCP Holdings”) which is the controlling shareholder of GBL. GBL, a public company listed on the New York Stock Exchange, is the parent company for a variety of companies engaged in the securities business. Mario J. Gabelli is (i) the sole shareholder, director and employee of MJG Associates; (ii) the controlling stockholder, Chief Executive Officer and a director of GGCP; (iii) the Chairman and Chief Executive Officer of GBL; (iv) a member of GGCP Holdings; and (v) the Chairman, a Trustee and the Investment Manager of the Foundation. Gabelli Funds owns 1,544,900 shares of our common stock. GAMCO owns 2,431,189 shares of our common stock. GSI owns 439,927 shares of our common stock. MJG Associates owns 8,000 shares of our common stock. The Foundation owns 25,000 shares of our common stock. GGCP owns 35,000 shares of our common stock. GBL owns 54,300 shares of our common stock. Mario J. Gabelli owns 36,000 shares of our common stock.

(3)

This information is based solely on Schedule 13G filed with the SEC on February 9, 2012 by State Street Corporation on behalf of itself and State Street Bank and Trust Company, SSGA Funds Management, Inc., State Street Global Advisors Limited, State Street Global Advisors LTD, and State Street Global Advisors, Australia Limited.

(4)

Ownership consists of shares of our common stock beneficially owned by Westchester Capital Management, LLC (“Westchester”), The Merger Fund (“TMF”), The Merger Fund VL (“TMFVL”), Dunham Monthly Distribution Fund (“DMDF”), Roy Behren (“Behren”) and Michael T. Shannon (“Shannon”) (collectively the “Westchester Entities”), as disclosed on its joint Schedule 13G, dated February 14, 2012, as filed with the SEC. The Westchester Entities report that they have shared voting power and shared dispositive power with respect to 3,839,577 shares which consist of (i) 3,670,572 shares held by TMF; (ii) 10,730 shares held by TMFVL; (iii) 79,300 shares held by the DMDF; (iv) 72,204 shares held by GS Master Trust; and (v) 6,771 shares, which includes 819 shares held in swap, held by the Merrill Lynch Investment Solutions – Westchester Merger Arbitrage UCITS Fund, all of which Behren and Shannon may be deemed to beneficially own by virtue of their positions as Co-President (Behren and Shannon) of Westchester, the investment adviser of TMF and TMFVL, and the sub-adviser of DMDF, or by virtue of their positions as Co-Manager and member (Behren and Shannon) of Green & Smith Investment Management L.L.C., which is the investment adviser of GS Master Trust. The address of Westchester, TMF, TMFVL, GSIM, Behren and Shannon is 100 Summit Drive, Valhalla, NY 10595. The address of DMDF is 10251 Vista Sorrento Parkway, Suite 200, San Diego, CA 92121.

(5)

Includes 100,000 shares of our common stock issuable upon the exercise of stock options and vesting of restricted stock units, 300,000 shares held by The Godinho Bypass Trust DTD June 12, 1995, 105,000 shares held by The Godinho Children’s Trust, DTD November 7, 1983, and 2,733,310 shares held by The Godinho Family Revocable Living Trust dated April 21, 1995, Norman Godinho, Trustee. Mr. Godinho reported that he has sole voting and investment power with respect to 100% of these shares. Mr. Godinho disclaims beneficial ownership of the shares held by The Godinho Bypass Trust DTD June 12, 1995 and The Godinho Children’s Trust, DTD November 7, 1983.

(6)

Includes 634,982 shares of our common stock issuable upon the exercise of stock options, and 443,445 shares of our common stock held by Global Link 1 Capital, of which Mr. Jankov is a trustee. Mr. Jankov is our President and Chief Executive Officer and one of our directors.

(7)	Includes 4,400 shares of our common stock issuable upon the exercise of stock options. Mr. Tate is our Vice President and Chief Financial Officer.
(8)

Includes 20,000 shares of our common stock issuable upon the exercise of stock options and vesting of restricted stock units, 5,000 shares of our common stock directly owned by Mr. Domenik, 36 shares directly owned by SRB Associates VIII L.P. (“SRB VIII”) and 5,010 shares directly owned by Sevin Rosen Bayless Management Company (“SRBMC”). Mr. Domenik is a general partner of SRB VIIII and a director of SRBMC. Mr. Domenik reported that he has shared voting and investment power with respect to, and disclaims beneficial ownership of, the shares held by SRB VIII and SRBMC except to his pecuniary interest therein.

(9)	Includes 3,025 shares of our common stock issuable upon the exercise of stock options.
(10)	Includes 40,000 shares of our common stock issuable upon the exercise of stock options.
(11)	Includes 20,000 shares of our common stock issuable upon the exercise of stock options.
(12)	Includes 333,323 shares of our common stock issuable upon the exercise of stock options.
(13)	Includes 4,400 shares of our common stock issuable upon the exercise of stock options.
(14)	Includes 3,333 shares of our common stock issuable upon the exercise of stock options.
(15)	Includes 1,415,374 shares of our common stock issuable upon the exercise of stock options.

Changes in Control

On September 11, 2011, we entered into the Merger Agreement with Broadcom and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into us, with NetLogic Microsystems as the surviving corporation. As a result of the Merger, we will become a subsidiary of Broadcom.

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

Equity Compensation Plan Summary

The following table sets forth certain information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights as of December 31, 2011 (3)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans as of December 31, 2011
Equity compensation plans approved by stockholders (1)	5,653,060	(5)	$11.58	2,233,891	(6)
Equity compensation plans not approved by stockholders (2)	963,017	(7)	$14.80	262,097

(1)	This reflects our 2000 Plan, 2004 Plan and 2004 Employee Stock Purchase Plan.
(2)

This reflects restricted stock units granted in 2011 in accordance with Rule 5635(c)(4) (formerly Rule 4350(i)(l)(A)(iv)) of the NASDAQ listing rules to new employees as inducements material to their entering into employment with us. Rule 5635(c)(4) requires all such awards to be approved by the Compensation Committee or a majority of the independent directors on our board of directors, but does not require stockholder approval of these awards.

(3)

In connection with the Aeluros acquisition in October 2007 and Optichron acquisition in April 2011, we assumed options and restricted stock units held by former employees and consultants of Aeluros and Optichron under the Aeluros’ 2001 Stock Option/Stock Issuance Plan and Optichron’s 2011 Restricted Stock Unit Plan exercisable for 208,000 and 548,174 shares of common stock (after giving effect to the exchange ratio provided in the acquisition agreement), respectively. Of these assumed awards, options to purchase 17,343 shares of common stock and restricted stock units of 485,670 shares were outstanding as of December 31, 2011. The remaining outstanding options have a weighted average exercise price of $1.27 per share. No further awards will be made under this plan. Statistics regarding the assumed options are not included in the above table.
(4)	The weighted average exercise prices reflect solely the shares that will be issued upon exercise of outstanding options.
(5)	This number includes 2,843,632 shares subject to outstanding restricted stock units granted under the 2004 Plan.
(6)	This number includes 1,963,382 shares available for future grant under the 2004 Plan, and 270,509 shares available for future issuance under our 2004 Employee Stock Purchase Plan.
(7)	This number includes 728,260 shares subject to outstanding restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2011, we believe there were no transactions, or series of similar transactions, to which we were or are to be a party in which the amount involved exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock, any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in the sections titled “Compensation of Non-employee Directors” and “Executive Compensation” above.

It is our policy to require that all transactions between us and any related person, as defined above, must be approved by our Audit Committee in accordance with its charter and by a majority of our board of directors, including a majority of independent directors who are disinterested in the transactions to be approved.

Director Independence

Our board of directors has determined that directors Perham, Broyles, Krock, Godinho, Domenik and Burkett are “independent,” as defined under Marketplace Rule 5605(a)(2) of the listing rules of the NASDAQ Stock Market (the “NASDAQ listing rules”). No director qualifies as independent unless our board of directors determines that the director has no direct or indirect material relationship with us. On an annual basis, each director and executive officer is obligated to complete a questionnaire that requires disclosure of any transactions with us in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. We also independently review our relationship to any entity employing a director or on which the director serves as a member of the board of directors. Our board of directors has determined that all directors who served during 2011, other than Mr. Jankov, are independent in accordance with SEC rules and regulations and the NASDAQ listing rules. Our board of directors has concluded that there are no business relationships that are material or that would interfere with the exercise of independent judgment by any of these directors in their service on our board of directors or its committees. Our board of directors also considered share ownership of the directors and determined in the case of Mr. Godinho that his beneficial ownership of shares representing approximately 4.7% of the common stock does not result in his having a controlling block of shares or prevent him from acting independently.

Our board of directors also has determined that Mr. Perham is the lead independent director. Our board of directors has standing Audit, Compensation and Governance and Nominating Committees, each of which is comprised solely of independent directors in accordance with the NASDAQ listing rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued (in thousands) by us for the audit and other services provided by PwC for fiscal 2011 and 2010. During the fiscal years ended December 31, 2011 and 2010, no other fees were billed by PwC for information, technology consulting or any other services.

	2011	2010
Audit Fees (1)	$1,139	$1,048
Audit-Related Fees (2)	405	—
Tax Fees (3)	175	—
All Other Fees	—	—

Total	$1,719	$1,048

(1)

Audit fees consist of the aggregate fees for professional services rendered by PwC for the annual audit of financial statements and internal control over financial reporting in compliance with regulatory requirements under the Sarbanes-Oxley Act and review of condensed financial statements included in quarterly reports on Form 10-Q. In addition, audit fees included the fees for professional services rendered by PwC in connection with our follow-on stock offering in March 2010, the acquisition of Optichron, Inc., and our pending acquisition by Broadcom Corporation.

(2)	Audit-Related fees include fees related to services performed in connection with an acquisition and our pending acquisition by Broadcom.
(3)	Tax fees include fees related to services performed in connection tax research and development credits.

Pursuant to the Audit Committee Charter, the Audit Committee is responsible for pre-approving all auditing services and non-auditing services (other than non-audit services falling within the de minimus exception set forth in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, and non-audit services that the independent auditors are prohibited from providing to the Company) in accordance with the following guidelines: (i) pre-approval policies and procedures must be detailed as to the particular services provided; (ii) the Audit Committee must be informed about each service; and (iii) the Audit Committee may delegate pre-approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre-approval authority to management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2012	NETLOGIC MICROSYSTEMS, INC.

	By	/s/ RONALD JANKOV
Ronald Jankov
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RONALD JANKOV Ronald Jankov	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2012

/S/ MICHAEL TATE Michael Tate	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2012

* Leonard Perham	Director	February 16, 2012

* Norman Godinho	Director	February 16, 2012

* Alan Krock	Director	February 16, 2012

* Douglas Broyles	Director	February 16, 2012

* Steve Domenik	Director	February 16, 2012

* Marvin Burkett	Director	February 16, 2012

* /s/ MICHAEL TATE Michael Tate Attorney-In-Fact

Exhibit	Description

31.3	Rule 13a-14 certification

31.4	Rule 13a-14 certification